Form 10-Q
period 2005-09-25
Horizon Lines, Inc.
filed 2005-11-02
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-123073

HORIZON LINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-3123672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4064 Colony Road, Suite 200, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 973-7000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 2, 2005, 33,544,170 shares of common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands)

	December 26, 2004(1)	September 25, 2005
Assets
Current assets
Cash and cash equivalents	$56,766	$64,024
Accounts receivable, net of allowance of $7,938 and $9,998 at December 26, 2004 and September 25, 2005, respectively	110,801	136,896
Income taxes receivable	9,354	9,560
Current portion of deferred tax asset	5,680	5,178
Materials and supplies	21,680	25,792
Other current assets	7,019	6,047

Total current assets	211,300	247,497
Property and equipment, net	190,123	197,402
Deferred tax assets	80,499	69,318
Intangible assets, net	522,412	505,948
Other long term assets	15,640	21,098

Total assets	$1,019,974	$1,041,263

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,275	$23,609
Current portion of deferred tax liability	1,683	1,965
Current portion of long term debt	2,500	2,500
Other accrued liabilities	114,590	136,982

Total current liabilities	144,048	165,056
Long term debt, net of current	609,694	621,717
Deferred tax liability	136,538	126,391
Deferred rent	44,949	41,594
Other long term liabilities	2,429	3,134

Total liabilities	937,658	957,892

Series A redeemable preferred stock	56,708	60,682
Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized and 16,345,421 and 18,216,845 shares issued and outstanding at December 26, 2004 and September 25, 2005, respectively	163	183
Additional paid in capital	26,530	34,748
Accumulated other comprehensive income (loss)	71	(58)
Retained deficit	(1,156)	(12,184)

Total stockholders’ equity	25,608	22,689

Total liabilities and stockholders’ equity	$1,019,974	$1,041,263

(1)	The balance sheet at December 26, 2004 has been derived from the audited financial statements of Horizon Lines, Inc.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc. and Subsidiaries and Predecessor Company

Unaudited Condensed Consolidated Statements of Operations

($ in thousands)

	Predecessor-A	Horizon Lines, Inc.	Horizon Lines, Inc	Predecessor-A	Horizon Lines, Inc.	Horizon Lines, Inc.
	For the Period June 21, 2004 through July 6, 2004	For the Period July 7, 2004 through September 19, 2004	For the Period June 27, 2005 through September 25, 2005	For the Period December 22, 2003 through July 6, 2004	For the Period July 7, 2004 through September 19, 2004	For the Period December 27, 2004 through September 25, 2005
Operating revenue	$42,581	$208,524	$289,075	$498,430	$208,524	$817,181

Operating expenses:
Operating expense	33,942	156,659	221,968	402,875	156,659	644,437
Selling, general and administrative	5,280	16,059	31,229	43,323	16,059	85,863
Depreciation and amortization	1,152	6,017	13,085	20,937	6,017	38,526
Amortization of vessel drydocking	532	3,235	3,815	8,743	3,235	12,359
Miscellaneous expense, net	20	824	585	1,891	824	1,805

Total operating expenses	40,926	182,794	270,682	477,769	182,794	782,990

Operating income	1,655	25,730	18,393	20,661	25,730	34,191

Other expense:
Interest expense, net	507	7,634	12,936	5,111	7,634	39,174
Interest expense – preferred units of subsidiary	302	—	—	2,686	—	—
Other expense, net	—	8	16	7	8	17

Income (loss) before income taxes	846	18,088	5,441	12,857	18,088	(5,000)
Income tax expense	332	7,272	2,202	4,896	7,272	2,428

Net income (loss)	$514	$10,816	$3,239	$7,961	$10,816	$(7,428)

Less: accretion of preferred stock	—	1,797	479	—	1,797	3,600
Net income (loss) available to common stockholders	$514	$9,019	$2,760	$7,961	$9,019	$(11,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc. and Subsidiaries and Predecessor Company

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Predecessor-A	Horizon Lines, Inc.	Horizon Lines, Inc.
	For the Period December 22, 2003 through July 6, 2004	For the Period July 7, 2004 through September 19, 2004	For the Period December 27, 2004 through September 25, 2005
Cash flows from operating activities:
Net income (loss)	$7,961	$10,816	$(7,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,385	5,429	23,855
Amortization of other intangible assets	1,552	588	14,671
Amortization of vessel drydocking	8,743	3,235	12,359
Amortization of deferred financing costs	550	326	2,528
Deferred income taxes	2,968	—	1,818
Loss (gain) on equipment disposals	24	—	(253)
Stock-based compensation	1,765	—	12,039
Accretion of preferred units of subsidiary	2,686	—	—
Accretion of interest on 11% senior discount notes	—	—	9,384
Changes in operating assets and liabilities:
Accounts receivable	(13,678)	2,507	(26,095)
Materials and supplies	(3,020)	597	(4,112)
Other current assets	(6,152)	1,267	766
Accounts payable	200	(5,331)	(1,666)
Accrued liabilities	(13,152)	8,446	19,366
Vessel drydocking payments	(10,198)	(595)	(12,621)
Other assets/liabilities	(2,562)	(574)	(1,296)

Net cash provided by (used in) operating activities	(2,928)	26,711	43,315

Cash flows from investing activities:
Purchases of property and equipment	(21,889)	(860)	(29,481)
Acquisition of Company	—	(663,027)	—
Proceeds from the sale of property and equipment	1,399	—	904
Other investing activities	(150)	—	—

Net cash used in investing activities	(20,640)	(663,887)	(28,577)

Cash flows from financing activities:
Initial capitalization of Company	—	87,027	—
Borrowing under 13% promissory notes	—	70,000	—
Borrowing on term loans	—	250,000	—
Issuance of 9% Senior Notes	—	250,000	—
Borrowing under line of credit	—	6,000	—
Payment on line of credit	—	(6,000)	—
Principal payments on long term debt	—	—	(1,875)
Payment of financing costs	—	—	(1,588)
Payment of costs associated with common stock offering	—	—	(4,456)
Sale of stock	—	—	1,108
Distribution to holders of preferred stock	—	—	(535)
Payments on capital lease obligation	(87)	(39)	(134)

Net cash (used in) provided by financing activities	(87)	656,988	(7,480)

Net (decrease) increase in cash and cash equivalents	(23,655)	19,812	7,258
Cash and cash equivalents at beginning of period	41,811	8,598	56,766

Cash and cash equivalents at end of period	$18,156	$28,410	$64,024

Supplemental information: non-cash activities
Notes payable in conjunction with the acquisition of beneficial interest in vessel trusts	$—	$—	$4,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Operations

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the interim financial statements. Operating results for the three and nine month periods ended September 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

Operations

Horizon Lines, Inc. (the “Company”), formerly known as H-Lines Holding Corp., was formed as an acquisition vehicle to acquire the equity interest in Horizon Lines Holding Corp. (“HLHC”) HLHC, a Delaware corporation operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary and for Horizon Lines of Puerto Rico, Inc. (“HLPR”) a Delaware corporation and wholly-owned subsidiary. HL operates a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. HLHC, during the period from December 22, 2003 through July 6, 2004, is referred to as “Predecessor-A”.

On December 6, 2004, H-Lines Finance Holding Corp. (“HLFHC”) was formed as a wholly owned subsidiary of the Company. On December 10, 2004, HLFHC sold $160.0 million aggregate principal amount at maturity of its 11% senior discount notes. The gross proceeds of $112.8 million were distributed to the Company.

Basis of Presentation

The Company was formed as an acquisition vehicle to acquire the equity interest in HLHC and has no independent operations. Consequently, the accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries as of December 26, 2004 and September 25, 2005, the related unaudited consolidated statement of operations for the period from July 7, 2004 through September 19, 2004, the period from June 27, 2005 through September 25, 2005, the period from December 27, 2004 through September 25, 2005 and the related unaudited statement of cash flows for the period from July 7, 2004 through September 19, 2004 and from December 27, 2004 through September 25, 2005. The accompanying unaudited condensed consolidated financial statements include the related unaudited condensed consolidated statement of operations for the period June 21, 2004 through July 6, 2004 for Predecessor-A and the period from December 22, 2003 through July 6, 2004 for Predecessor-A and the related unaudited statement of cash flows for the period December 22, 2003 through July 6, 2004 for Predecessor-A. All significant intercompany accounts and transactions have been eliminated.

On July 7, 2004, the Company, H-Lines Subcorp., a wholly owned subsidiary of the Company, Predecessor-A, a majority-owned subsidiary of Carlyle-Horizon Partners, L.P., and TC Group, L.L.C., an affiliate of Carlyle-Horizon Partners, L.P., amended and restated a merger agreement dated as of May 22, 2004, between the same parties, and, pursuant to such amended and restated merger agreement, H-Lines Subcorp. merged, on such date, with and into Predecessor-A, with Predecessor-A as the surviving corporation (such merger, the “Merger”). Upon the consummation of the Merger, the issued and outstanding shares of the common stock of Predecessor-A and the outstanding options granted by Predecessor-A to purchase shares of its common stock were converted into the right to receive the applicable portion of the aggregate merger consideration of approximately $650.0 million, whereupon the Company became the holder of all of the outstanding common stock of Predecessor-A. In lieu of receipt of all or a portion of the applicable portion of the aggregate merger consideration, certain members of the management of HL, an indirect subsidiary of Predecessor-A, who were stockholders or option holders of Predecessor-A immediately prior to the Merger elected to receive shares of common stock and preferred stock of the Company or to retain their existing options for shares of the common stock in HLHC. Under a certain put/call agreement dated July 7, 2004, as amended and restated on September 20, 2005 (the “Put/Call Agreement”), the shares of common stock issued by HLHC upon the exercise of such retained options were subject to exchange, at the option of the Company (or the holders of such shares), with the Company for shares of common stock and Series A redeemable preferred stock of the Company. Approximately 92.4% of the equity of Predecessor-A was purchased pursuant to the Merger. The Merger was accounted for using the purchase method of accounting; accordingly, the consideration paid was allocated based on the estimated fair market values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair market value of the net assets acquired, including separately identifiable intangible assets, approximated $306.4 million, and was allocated to goodwill.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the allocation of the purchase price in connection with the Merger ($ in thousands):

Working capital	$66,377
Property and equipment	188,863
Goodwill	306,433
Customer contracts and trademarks	201,475
Deferred financing costs	18,991
Long term liabilities	(126,184)
Other, net	20,045

Purchase price	$676,000

Prior to the Merger on July 7, 2004 and subsequent to the purchase transaction on February 27, 2003, the consolidated accounts and the condensed and consolidated statements of operations and cash flows represent that of Predecessor-A. All significant intercompany accounts and transactions have been eliminated.

As a result of the Merger on July 7, 2004 and the application of purchase accounting, financial information for the period after July 7, 2004 represents that of the Company, which is presented on a different basis of accounting than that of Predecessor-A.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values in the first fiscal year beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2005 presentation.

2. Stock-Based Compensation

Predecessor-A was a party to a stock option plan under which stock options were granted prior to July 7, 2004. All such options vested on or prior to July 7, 2004.

As permitted by SFAS No. 123, Predecessor-A chose to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees, and its related interpretations”. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Predecessor-A’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the grant date consistent with provisions of SFAS 123, Predecessor-A’s pro forma net income and earnings per share would have been impacted as follows ($ in thousands):

Predecessor-A
For the Period June 21, 2004 through July 6, 2004
Net income as reported	$514
Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	(24)

Pro forma net income	$490

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Predecessor-A
For the Period December 22, 2003 through July 6, 2004
Net income as reported	$7,961
Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	(290)

Pro forma net income	$7,671

The pro forma results reflect amortization of fair value of stock options over the vesting period. The weighted average fair value of options granted in the first quarter of the twelve months ended December 22, 2003 was estimated to be $100. There were no options issued prior to February 27, 2003. The fair value of options granted is estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Expected life of option	10 years
Risk-free interest rate	5%
Expected volatility of stock	0%
Expected dividend yield	0%

3. Other Comprehensive Income

Other comprehensive income is as follows ($ in thousands):

	Predecessor-A	Horizon Lines, Inc.	Horizon Lines, Inc.
	For the Period June 21, 2004 through July 6, 2004	For the Period July 7, 2004 through September 19, 2004	For the Period June 27, 2005 through September 25, 2005
Net income	$514	$10,816	$3,239
Change in fair value of interest rate contract	302	—	—

Comprehensive income	$816	$10,816	$3,239

	Predecessor-A	Horizon Lines, Inc.	Horizon Lines, Inc.
	For the Period December 22, 2003 through July 6, 2004	For the Period July 7, 2004 through September 19, 2004	For the Period December 27, 2004 through September 25, 2005
Net income (loss)	$7,961	$10,816	$(7,428)
Change in fair value of interest rate contract	286	—	—
Change in fair value of fixed price fuel contract	—	—	(129)

Comprehensive income (loss)	$8,247	$10,816	$(7,557)

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	December 26, 2004	September 25, 2005
Vessels	$106,686	$135,262
Containers	25,366	24,642
Chassis	13,443	13,457
Cranes	13,284	13,917
Machinery and equipment	11,569	13,507
Facilities and land improvement	4,250	4,364
Software	29,099	29,911
Other	1,613	528

Total property and equipment	205,310	235,588
Accumulated depreciation	(15,187)	(38,186)

Property and equipment, net	$190,123	$197,402

During the third quarter of fiscal year 2005, HL acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which HL operates such vessels. Title to each of the two vessels is held by the respective owner trustee of the relevant trust for the use and benefit of the owner participant and the vessels are subject to a mortgage securing non-recourse indebtedness of the respective owner trustees. HL charters each vessel from the relevant owner trustee. By acquiring the beneficial interests of the owner participant of each trust estate, HL obtained the right to the corpus of such estate remaining after required payments on the aforementioned indebtedness are made. Further, upon the repayment of such indebtedness at maturity on January 1, 2007, HL will be able to obtain title to the two vessels from the respective owner trustees and terminate the charter. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively.

5. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	December 26, 2004	September 25, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	25,006	26,549

Total intangibles with definite lives	226,481	228,024
Accumulated amortization	(10,749)	(27,949)

Net intangibles with definite lives	215,732	200,075
Goodwill	306,680	305,873

Intangible assets, net	$522,412	$505,948

The $0.8 million decrease in goodwill in the nine months ended September 25, 2005 is due to the finalization of the Company’s purchase accounting, for tax purposes, related to the merger transaction.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Accrued Liabilities

Other accrued liabilities consist of the following ($ in thousands):

	December 26, 2004	September 25, 2005
Marine operations	$12,301	$16,267
Terminal operations	10,842	13,328
Vessel and rolling stock rent	24,024	21,092
Vessel operations	20,452	23,279
Fuel	7,537	10,486
Bonus	10,200	8,905
Interest	6,306	12,671
Other liabilities	22,928	30,954

Total other accrued liabilities	$114,590	136,982

7. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	December 26, 2004	September 25, 2005
Senior credit facility	$249,375	$247,500
9% senior notes	250,000	250,000
11% senior discount notes	112,819	122,203
Notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts	—	4,514

Total long-term debt	612,194	624,217
Current portion	(2,500)	(2,500)

Long-term debt, net of current	$609,694	$621,717

During the third quarter of fiscal year 2005, HL assumed outstanding indebtedness of approximately $4.5 million in connection with the acquisition of the rights and beneficial interests of the sole owner participant in two separate owner trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively. Such indebtedness is payable at maturity on January 1, 2007.

8. Commitments and Contingencies

Environmental Contingency

During 2001, the Alaska State Department of Environmental Conservation (the “Department”) notified a predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company and the Company has maintained this reserve balance through September 25, 2005 as no further action has been taken by the Department. Current exposure is estimated to range from $0.9 million to $1.0 million. The Company has recently engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. The Company can not be assured that the Department will deem the Company free of any future exposure upon completion of this project. The Company anticipates that the third party will complete the engagement sometime in the first quarter of fiscal year 2006. The period over which the estimated accrual will be paid out cannot be estimated at this time.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Legal Proceedings

In the ordinary course of our business, from time to time, the Company and its subsidiaries, including, without limitation, HL, become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employee’s personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

There are two actions currently pending before the Surface Transportation Board (referred to herein as the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (referred to herein as “Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (referred to herein as the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2005 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it has scheduled oral argument on the merits of the phase two issues on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us.

An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. No assurance can be given that the final decision with respect to this matter will be favorable to us.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Standby Letters of Credit

HL has standby letters of credit, primarily related to its property and casualty insurance programs. On September 25, 2005, amounts outstanding on these letters of credit totaled $6.7 million.

9. Subsequent Events

On September 26, 2005, all options outstanding under the option plan, as amended on September 20, 2005, were exercised and all of the resulting shares of common stock of HLHC were exchanged for 952,325 shares of common stock and 731,448 shares of Series A preferred stock of the Company pursuant to the provisions of the Put/Call Agreement. Immediately following such exchange, all of the shares of the common stock of HLHC that were so acquired by the Company were contributed to HLFHC and, in turn, HLFHC contributed such shares to HLHC. As of the date hereof, all of the outstanding shares of the common stock of the HLHC are directly owned by HLFHC and no options are outstanding or issuable under Predecessor-A’s stock option plan, as amended.

On September 30, 2005, the Company issued and sold 12,500,000 shares (the “Initial Shares”) of its common stock, in an initial public offering (referred to herein as the “initial public offering”), at a price to the public of $10.00 per share. The net proceeds to the Company from the sale of these shares were $116.5 million (net of underwriter discounts and commissions). Other fees and expenses associated with the initial public offering totaled approximately $5.7 million, of which approximately $4.5 million was paid prior to or on September 30, 2005. On September 30, 2005, $44.7 million of these net proceeds were contributed to HLFHC and $43.6 million of these net proceeds were contributed, via HLFHC, to HLHC, and, immediately thereafter, HLHC paid a dividend, out of cash flows generated from operations, of $40.0 million to HLFHC, which then remitted such funds, as a dividend, to the Company, which, using such funds and a portion of the proceeds of the initial public offering, redeemed, for a total redemption price of $62.2 million, all of its outstanding shares of its Series A redeemable preferred stock. In addition, on September 30, 2005, HLHC and HL submitted a redemption notice to the indenture trustee for the 9% senior notes for the voluntary redemption, on November 2, 2005, of $40.0 million of the then outstanding aggregate principal amount of the 9% senior notes with the proceeds from the issuance and sale of the Initial Shares. Also, on September 30, 2005, HLFHC submitted a redemption notice to the indenture trustee for the 11% senior discount notes for the voluntary redemption, on November 2, 2005, of $40.3 million of accreted value or $52.3 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Initial Shares.

On October 14, 2005, the Company issued and sold an additional 1,875,000 shares (the “Additional Shares”) of its common stock to the underwriters of its initial public offering at a net price of $9.30 per share, representing the initial public offering price to the public of $10.00 per share, less the underwriters’ discount of 7% per share. These shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company granted to them with respect to the initial public offering. The net proceeds to the Company from the sale of these shares were $17.4 million (net of underwriter discounts and commissions). On October 14, 2005, $3.2 million of these net proceeds were contributed to HLFHC and $14.2 million of these net proceeds were contributed, via HLFHC to HLHC. On October 20, 2005, HLHC and HL submitted a redemption notice to the indenture trustee for the 9% senior notes for the voluntary redemption, on November 21, 2005, of $13.0 million of the then-outstanding aggregate principal amount of the 9% senior notes with the proceeds from the issuance and sale of the Additional Shares. Also, on October 20, 2005, HLFHC submitted a redemption notice to the indenture trustee for the 11% senior discount notes for the voluntary redemption, on November 21, 2005, of $2.9 million of accreted value or $3.7 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Additional Shares.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the capitalization, as of September 25, 2005, on an actual consolidated basis for the Company and as adjusted to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares of its common stock pursuant to the initial public offering, the use of proceeds therefrom, and other related transactions, as if, in each case, such transactions occurred as of September 25, 2005 ($ in thousands).

	As of September 25, 2005
	Actual	Proforma
Senior credit facility	$247,500	$247,500
9% senior notes	250,000	197,014
Notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts	4,514	4,514
11% senior discount notes	122,203	78,993
Capital lease obligation	535	535

Total debt	624,752	528,556
Series A redeemable preferred stock	60,682	—
Stockholders’ equity:
Common stock, $.01 par value; actual: 50,000,000 shares authorized, 18,216,845 shares issued and outstanding; pro forma as adjusted; 50,000,000 shares authorized, 33,544,170 shares issued and outstanding	183	336
Additional paid in capital	34,748	173,758
Accumulated other comprehensive loss	(58)	(58)
Retained deficit	(12,184)	(33,722)

Total stockholders’ equity	22,689	140,314

Total capitalization	$708,123	$668,870

The following table sets forth earnings per share as of September 25, 2005 on an actual basis for the Company, and as adjusted to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares of its common stock pursuant to the initial public offering, use of proceeds therefrom, and other related transactions, as if, in each case, such transactions occurred as of December 27, 2004 ($ in thousands, except per share figures).

	For the Period June 27, 2005 Through September 25, 2005		For the Period December 27, 2004 Through September 25, 2005
	Actual	Proforma	Actual	Proforma
Net income (loss) per share (a):
Basic	$0.14	$0.37	($0.58)	$0.24
Diluted	$0.14	$0.36	($0.58)	$0.24
Number of common shares (b):
Basic	19,169,170	33,544,170	19,043,071	33,418,071
Diluted	19,169,170	33,551,026	19,043,071	33,424,927

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a)	Proforma net income adjustments to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares of its common stock pursuant to the initial public offering, the intended use of proceeds therefrom, and other related transactions, as if, in each case, such transactions occurred as of December 27, 2004 include the following (in thousands):

	For the Period June 27, 2005 through September 25, 2005	For the Period December 27, 2004 through September 25, 2005
Net income (loss) available to common stockholders- actual	$2,761	$(11,028)
Proforma Adjustments:
Elimination of management fees	8,198	9,698
Elimination of non-employee directors stock compensation and executive restricted stock compensation (1)	1,627	12,039
Elimination of transaction related expenses	1,505	1,505
Reduction of interest expense on early payment of 9% senior notes	1,143	3,429
Reduction of interest expense on early payment of 11% senior discount notes	1,258	3,579
Reduction of interest expense from 0.25% decrease in interest rate on term loan	156	474
Reduction in amortization of deferred finance costs	103	283
Write-off of deferred financing fees associated with early payment of 9% senior notes (2)	—	(1,898)
Write-off of deferred financing fees associated with early payment of 11% senior discount notes (2)	—	(1,733)
Early prepayment premium on 9% senior notes (2)	—	(4,769)
Early prepayment premium on 11% senior discount notes (2)	—	(4,753)
Adjustment to income tax expense	(4,986)	(2,326)
Elimination of accretion of Series A redeemable preferred stock	479	3,600

Total proforma adjustments	9,483	19,128
Net income proforma	$12,244	$8,100

(1)	The Company will record a non-cash compensation charge of $6.9 million in the fiscal quarter ended December 25, 2005 with respect to the vesting in full of all restricted stock shares.

(2)	The Company will record a charge of approximately $13.2 million in the fiscal quarter ended December 25, 2005 related to the write-off of deferred financing fees and early prepayment premiums. This charge will be recorded in “loss on extinguishment of debt” on the consolidated statement of operations.

(b)	The following table provides a reconciliation between the number of common shares on a basic and diluted basis to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares of its common stock pursuant to the initial public offering, as if, in each case, such transactions occurred as of December 27, 2004:

	For the period June 27, 2005 through September 25, 2005	For the period December 27, 2004 through September 25, 2005
Reconciliation of number of common shares:
Basic- actual	19,169,170	19,043,071
Issuance of shares in conjunction with common stock offering	12,500,000	12,500,000
Issuance of shares in conjunction with exercise of underwriter’s option	1,875,000	1,875,000

Basic- proforma	33,544,170	33,418,071
Assumed exercise of employee stock options (1)	6,856	6,856

Diluted-proforma	33,551,026	33,424,927

(1)	On September 27, 2005, the Company granted nonqualified stock options under its equity incentive plan to members of management to purchase up to 705,100 shares in the aggregate of the Company’s common stock at a price per share equal to the initial public offering price per share.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 18, 2005, the Board of Directors of the Company approved the vesting in full of all of the 1,724,619 shares of the Company’s common stock, that were issued and sold by the Company on January 14, 2005 to certain employees of the Company and its subsidiaries. The Board’s approval of the vesting in full of these shares was made subject to the rights of the Company with respect to these shares under the respective restricted stock agreements dated as of January 14, 2005 pursuant to which these shares were issued and sold. The Company will record a non-cash compensation charge of $6.9 million during its fiscal quarter ending December 25, 2005 with respect to the vesting in full of all of these 1,724,619 shares.

On October 18, 2005, the Board of Directors of the Company approved the grant by HL of merit awards, in the aggregate amount of $2,500,000 and payable in cash, to certain employees of HL. These merit awards have been paid by HL.

On October 25, 2005, the Company announced that its Board of Directors has voted to declare a cash dividend (referred to herein as the “HLI Dividend”) on its outstanding shares of common stock of $0.11 per share, payable on December 15, 2005 to all stockholders of record as of the close of business on December 1, 2005. The aggregate amount of the HLI Dividend is $3.7 million. In connection therewith, HLHC declared a cash dividend of $3.7 million, payable to its sole stockholder, HLFHC, on December 14, 2005, and HLFHC declared a cash dividend of $3.7 million, payable to its sole stockholder, the Company, on December 14, 2005.

Upon the redemption of $40.0 million in aggregate principal amount of the 9% senior notes, the margin applicable to the term loan portion of the senior credit facility will decrease from 1.50% to 1.25% for base rate loans and from 2.50% to 2.25% for LIBOR loans and the revolving credit facility commitment will increase from $25.0 million to $50.0 million.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition of Horizon Lines, Inc., a Delaware corporation (referred to herein as the “Company”) should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis. This quarterly report contains forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this quarterly report generally. Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include: our substantial indebtedness; restrictive covenants under our debt; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job-related claims; liability under multiemployer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; increased inspection procedures and tight import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the Jones Act; escalation of insurance costs; catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our controlling stockholder; and legal or other proceedings to which we are or may become subject.

All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur.

Executive Overview

	Quarter Ended September 19, 2004	Quarter Ended September 25, 2005	Nine Months Ended September 19, 2004	Nine Months Ended September 25, 2005
	($ in thousands)
Operating revenue	$251,105	$289,075	$706,954	$817,181
Operating expense	223,720	270,682	660,563	782,990

Operating income	$27,385	$18,393	$46,391	$34,191

Operating ratio	89.1%	93.6%	93.4%	95.8%
Revenue containers (units)	77,970	80,316	225,172	233,341

Operating revenue increased by $38.0 million or 15.1% from the quarter ended September 19, 2004 to the quarter ended September 25, 2005. This revenue growth is primarily attributable to an increase in revenue containers shipped, increased bunker fuel surcharges, other rate improvements resulting from favorable changes in cargo mix and general rate increases, and revenue increases from non-transportation and other revenue services.

Operating expense increased by $47.0 million or 21.0% from the quarter ended September 19, 2004 to the quarter ended September 25, 2005, primarily as a result of higher costs associated with the growth in total revenue container volume and increases in non-transportation and other revenue services. Other factors contributing to the increase in operating expense included higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, and higher depreciation and amortization due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the acquisition transaction (which is described in “History and Transactions” below), in addition to higher selling, general, and administrative costs, including a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan, Inc. (referred to herein as “Castle Harlan”), a $1.6 million charge related to a restricted stock plan, and a $1.5 million charge attributable to transaction related expenses.

Operating income decreased by $9.0 million or 32.8% from the quarter ended September 19, 2004 to the quarter ended September 25, 2005. This decrease in operating income is primarily due to the increased operating expenses during the quarter ended September 25, 2005, primarily as a result of a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan, a $1.6 million charge related to a restricted stock plan, additional amortization of intangible assets, and higher fuel costs. These increased operating expenses were partially offset by increased operating revenue.

Operating revenue increased by $110.2 million or 15.6% from the nine months ended September 19, 2004 to the nine months ended September 25, 2005. This revenue growth is primarily attributable to an increase in revenue containers shipped, increased bunker fuel surcharges, other rate improvements resulting from increases in other surcharges, favorable changes in cargo mix and general rate increases and revenue increases from non-transportation and other revenue services.

Operating expense increased by $122.4 million or 18.5% from the nine months ended September 19, 2004 to the nine months ended September 25, 2005, primarily as a result of higher costs associated with the growth in total revenue container volume and increases in non-transportation and other revenue services. Other factors contributing to the increase in operating expense included higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, higher depreciation and amortization due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the acquisition transaction, in addition to higher selling, general, and administrative costs, including a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan and a $12.0 million charge related to a restricted stock plan.

Operating income decreased by $12.2 million or 26.3% from the nine months ended September 19, 2004 to the nine months ended September 25, 2005. This decrease in operating income is primarily due to higher selling, general, and administrative expenses, additional amortization of intangible assets, and higher fuel costs. These increased operating expenses were partially offset by increased operating revenue.

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the coastwise laws of the United States, also known as the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominately U.S. crews and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 22,100 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

History and Transactions

Our long operating history dates back to 1956, when Sea-Land Service, Inc. pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the West Coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In 2000, we introduced HITS, our industry-leading ocean shipping and logistics information technology system enabling us to capture all critical aspects of every shipment and allowing our customers to book, track and trace shipments on a real-time basis. Today, as the only Jones Act vessel operator with an integrated organization serving Alaska, Puerto Rico, and Hawaii, we are uniquely positioned to serve our customers that require shipping and logistics services in more than one of these markets.

On February 27, 2003, Horizon Lines Holding Corp. (“HLHC”) (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation (referred to herein as CSX), which was the successor to Sea-Land Service, Inc. 84.5% of CSX Lines, LLC (referred to herein as the Predecessor Company), and 100% of CSX Lines of Puerto Rico, Inc. (referred to herein as the Predecessor Puerto Rico Entity), which together constitute our business today. This transaction is referred to in this quarterly report as the February 27, 2003 purchase transaction. CSX Lines, LLC is now known as Horizon Lines, LLC (referred to herein as “HL”) and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc.

On July 7, 2004, H-Lines Subcorp., a wholly-owned subsidiary of the Company, merged with and into HLHC, with the latter entity as the survivor of such merger. As a result, HLHC became a wholly-owned subsidiary of the Company. The foregoing merger and related financing and other transactions are referred to in this quarterly report as the “acquisition transaction.” On July 7, 2004, as part of the acquisition transaction, HLHC and HL issued $250.0 million aggregate principal amount of 9% senior notes.

On December 6, 2004, the Company formed H-Lines Finance Holding Corp. (“HLFHC”) as a wholly-owned direct subsidiary, and contributed all of its shares of the capital stock of HLHC to HLFHC. As a result, HLHC became a direct wholly-owned subsidiary of HLFHC and an indirect wholly-owned subsidiary of the Company.

Basis of Presentation

The Company was formed as an acquisition vehicle to acquire the equity interest in HLHC and has no independent operations. Consequently, the accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries as of December 26, 2004 and September 25, 2005, the related unaudited consolidated statement of operations for the period from July 7, 2004 through September 19, 2004, the period from June 27, 2005, through September 25, 2005, the period from December 27, 2004 through September 25, 2005 and the related unaudited statement of cash flows for the period from July 7, 2004 through September 19, 2004 and from December 27, 2004 through September 25, 2005. The accompanying unaudited condensed consolidated financial statements include the related unaudited condensed consolidated statement of operations for the period June 21, 2004 through July 6, 2004 for Predecessor-A and the period from December 22, 2003 through July 6, 2004 for Predecessor-A and the related unaudited statement of cash flows for the period December 22, 2003 through July 6, 2004 for Predecessor-A. All significant intercompany accounts and transactions have been eliminated.

The financial statements for periods subsequent to February 26, 2003, but prior to July 7, 2004 have been prepared using the Predecessor Company’s basis in the assets and liabilities acquired in the February 27, 2003 purchase transaction, determined by applying the purchase method of accounting to such transaction, and the assets and liabilities so acquired were valued on the Company’s books at the Company’s assessment of their fair market value. The financial statements for periods subsequent to July 6, 2004 have been prepared using the basis of the Company in the assets and liabilities deemed acquired by the Company in the acquisition transaction, determined by applying the purchase method of accounting to such transactions, and the assets and liabilities so acquired were valued on the Company’s books at the Company’s assessment of their fair market value. The consolidated financial information included in this quarterly report may not necessarily reflect the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future.

Certain prior period balances have been reclassified to conform with the current period presentation.

Fiscal Year

We have a 52 or 53-week (approximately every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon our critical accounting policies applied on a consistent basis from year to year, actual results could differ from these estimates.

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

Revenue Recognition

We account for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process.” Under this method we record transportation revenue for the cargo when shipped and an expense accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. We believe that this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred.

Terminal and other service revenue and related costs of sales are recognized as services are performed.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based upon a number of factors, including historical uncollectible amounts, ongoing credit evaluations of customers, customer markets and overall economic conditions. Historical trends are continually reviewed with adjustments made to the allowance for doubtful accounts as appropriate. If the financial condition of our customers were to deteriorate resulting in a perceived impairment of their ability to make payments, specific allowances might be taken.

Casualty Claims

We purchase insurance coverage for a portion of our exposure related to employee injuries (workers’ compensation and compensation under the Longshore and Harbor Workers’ Compensation Act), vehicular and vessel collision, accidents and personal injury and cargo claims. Most insurance arrangements include a level of self-insurance (self-retention or deductible) applicable to each claim or vessel voyage, but provide an umbrella policy to limit our exposure to catastrophic claim costs. The amounts of self-insurance coverage change from time to time. Our current insurance coverage specifies that the self-insured limit on claims ranges from $2,500 to $1,000,000. Our safety and claims personnel work directly with representatives from our insurance companies to continually update the anticipated residual exposure for each claim. In establishing accruals and reserves for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill, Purchase Costs and Other Identifiable Intangible Assets

Under Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, previously recorded goodwill and other intangible assets with indefinite lives are not amortized, but are subject to annual undiscounted cash flow impairment tests. If there is an apparent impairment, a new fair value of the reporting unit would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.

Customer contracts and trademarks were valued on July 7, 2004, as part of the acquisition transaction, by an independent third-party valuation company using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts, as well as from expected renewals of such contracts, and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of nine to fifteen years. We evaluate these assets annually for potential impairment in accordance with SFAS No. 142.

Shipping Rates

We publish tariffs with fixed rates for all three of our Jones Act trade routes. These rates are subject to regulation by the Surface Transportation Board (referred to herein as the “STB”). However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

Vessel Drydocking

Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as drydocking, to maintain the required operating certificates. These drydockings generally occur every two and a half years, or twice every five years. Because drydockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydockings are customarily deferred and amortized until the next regularly scheduled drydocking period.

We also take advantage of these vessel drydockings to perform normal repair and maintenance procedures on our vessels. These routine vessel maintenance and repair procedures are expensed as incurred. In addition, we will occasionally, during a vessel drydocking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Deferred Tax Assets

Deferred tax items represent expenses and benefits recognized for financial reporting purposes that may result in tax benefits and deductions, respectively, in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely.

Union Plans

We contribute to multiemployer health, welfare and pension plans for employees covered by collective bargaining agreements. The amounts of these contributions, absent a termination, withdrawal or determination by the Internal Revenue Service, are determined in accordance with these agreements. Our health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the applicable period and recognize as a liability any contributions due and unpaid.

We have a noncontributory pension plan that covered 20 union employees as of September 25, 2005. Costs of the plan are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. We expense amounts as paid in accordance with the applicable union agreements. Amounts recorded for the pension plan covering the 20 union employees reflect estimates related to future interest rates, investment returns and employee turnover. We review all assumptions and estimates on an ongoing basis. We record an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs.

Property And Equipment

We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 25 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

We evaluate each of our long-lived assets for impairment using undiscounted future cash flows relating to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values in the first fiscal year beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. As a result of the exercise of all of the Predecessor Company’s remaining outstanding options on September 26, 2005, HLHC does not have any outstanding employee stock options. On September 27, 2005, the Company granted nonqualified stock options under its amended and restated equity incentive plan to members of management to purchase up to 705,100 shares in the aggregate of the Company’s common stock at a price per share equal to the initial public offering price per share.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based on the length of inland and ocean cargo transportation hauls, type of cargo and other requirements, such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. At times, there is a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our basic transportation rates) that may result in insufficient recovery of our fuel costs during sharp increases in the price of fuel and recoveries in excess of our fuel costs when fuel prices level off or decline.

Over 90% of our revenue is generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws that restrict entry of shipping companies. The balance of our revenue is derived from vessel loading and unloading services that we provide for vessel operators at our terminals and agency services that we provide for third-party shippers lacking administrative presences in our markets.

As used in this quarterly report, the term “revenue containers” connotes containers that are transported for a charge, as opposed to empty containers.

Operating Expense Overview

Our operating expenses consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs, fuel costs, and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our vessel operating costs consist primarily of crew payroll and benefits, vessel maintenance, space charter costs, vessel insurance and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our vessel fuel consumption has been generally constant for corresponding years or corresponding interim periods, since the number of active vessels, voyages and destinations have been generally the same for corresponding years or corresponding interim periods. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Quarter Ended September 25, 2005 Compared with the Quarter Ended September 19, 2004

	Quarter Ended September 19, 2004	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Operating revenue	$251,105	$289,075	15.1%
Operating expense:
Vessel	59,277	76,282	28.7%
Marine	46,987	49,514	5.4%
Inland	42,441	49,902	17.6%
Land	32,297	35,709	10.6%
Rolling stock rent	9,599	10,561	10.0%

Operating expense	190,601	221,968	16.5%
Selling, general and administrative	21,339	31,229	46.3%
Depreciation and amortization	7,169	13,085	82.5%
Amortization of vessel drydocking	3,767	3,815	1.3%
Miscellaneous expense, net	844	585	(30.7%)

Total operating expenses	223,720	270,682	21.0%

Operating income	$27,385	$18,393	(32.8%)

Operating ratio	89.1%	93.6%	(5.1%)
Revenue containers (units)	77,970	80,316	3.0%

Operating Revenue. Operating revenue increased to $289.1 million for the quarter ended September 25, 2005 compared to $251.1 million for the quarter ended September 19, 2004, an increase of $38.0 million, or 15.1%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume growth	$6,898
Intermodal surcharges, more favorable cargo mix, and general rate increases	10,788
Bunker fuel surcharges included in rates to offset rising fuel cost	7,716
New management contract to manage seven oceanographic vessels for the U.S. Government and new management contract to manage two Ready Reserve Fleet vessels	5,759
Growth in other non-transportation services	6,809

$37,970

The increased revenue due to revenue container volume growth for the quarter ended September 25, 2005 compared to the quarter ended September 19, 2004 reflects stronger market demand for transportation services. Bunker fuel surcharges, which are included in our transportation revenue, accounted for approximately 8% of total revenue in the quarter ended September 25, 2005 and approximately 6% of total revenue in the quarter ended September 19, 2004. Bunker fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge. The new management contract to manage seven oceanographic vessels was awarded to us in the fourth quarter of the twelve months period ended December 26, 2004 and the new management contract to manage two Ready Reserve Fleet vessels which was awarded to us in the third quarter of fiscal year 2005.

Operating Expense. Operating expense increased to $222.0 million for the quarter ended September 25, 2005 compared to $190.6 million for the quarter ended September 19, 2004, an increase of $31.4 million or 16.5%. The increase in operating expense primarily reflects the increase in total revenue container volume and the effect of rising fuel prices, as well as the additional costs incurred associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $76.3 million for the quarter ended September 25, 2005 from $59.3 million for the quarter ended September 19, 2004, an increase of $17.0 million or 28.7%. Approximately $5.4 million of this increase in vessel expense is attributable to additional costs related to a contract to manage seven oceanographic vessels which was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004 and to additional costs associated with a contract to manage two Ready Reserve Fleet vessels which was awarded to us in the third quarter of fiscal year 2005. Approximately $9.0 million of the remaining increase in vessel expenses is attributable to additional bunker fuel expenses. Vessel fuel cost period over period increased by 41.9% driven by a significant rise in fuel prices for the three months ended September 25, 2005 compared to the three months ended September 19, 2004. The remaining increase in vessel expenses is primarily attributable to running our spare vessel, the Horizon Fairbanks, in our Alaska service between Tacoma and Anchorage during the summer months to handle a portion of the peak season demand in addition to higher labor costs on all of our vessels as a result of normal contractual rate increases.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $49.5 million for the quarter ended September 25, 2005 from $47.0 million for quarter ended September 19, 2004, an increase of $2.5 million or 5.4%. This increase in marine expenses can be attributed to a 3.0% increase in total revenue container volume period over period in addition to contractual labor increases.

Inland expense increased to $49.9 million for the three months ended September 25, 2005 from $42.4 million for the quarter ended September 19, 2004, an increase of $7.5 million or 17.6%, as a result of increased total revenue container volume quarter over quarter as well as higher fuel costs, as rail and truck carriers have substantially increased their fuel surcharges period over period. Other factors contributing to the increase in inland expense period over period were increases in linehaul truck and rail moves and increases in truck and rail rates.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead. Land expense increased to $35.7 million for the quarter ended September 25, 2005 from $32.3 million for the quarter ended September 19, 2004, an increase of $3.4 million or 10.6%. The primary drivers of this period over period increase were increased non-vessel related maintenance expenses and increased yard and gate expenses. Non-vessel related maintenance expenses increased by approximately $1.4 million for the quarter ended September 25, 2005 from the quarter ended September 19, 2004, primarily due to higher fuel prices in addition to increases in refrigerated cargo containers shipped, increased labor rates, and general rate increases from our vendors. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased approximately $1.4 million for the quarter ended September 25, 2005 from the quarter ended September 19, 2004, primarily due to increased revenue container volumes, additional ground moves in the yard due to yard congestion, and increased labor costs due to normal contractual rate increases.

	Quarter Ended September 19, 2004	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$12,895	$14,254	10.5%
Terminal overhead	11,250	12,097	7.5%
Yard and gate	5,629	7,055	25.3%
Warehouse	2,523	2,303	(8.7%)

Total land expense	$32,297	$35,709	10.6%

The purchase of one vessel in our fleet that was previously operated by us under an operating lease, the Horizon Trader in October 2004, led to a decrease in vessel lease expense of $0.5 million for the quarter ended September 25, 2005 compared to the quarter ended September 19, 2004. In addition, during the quarter ended September 25, 2005 we acquired the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise, the Horizon Pacific, and the charters under which HL operates such vessels, leading to a decrease in vessel lease expense of $0.3 million for the quarter ended September 25, 2005 compared to the three months ended September 19, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization.

	Quarter Ended September 19, 2004	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$1,834	$2,170	18.3%
Depreciation and amortization – other	4,619	6,026	30.5%
Amortization of intangible assets	716	4,889	582.8%

Total depreciation and amortization	$7,169	$13,085	82.5%

Amortization of vessel drydocking	$3,767	$3,815	1.3%

Depreciation and Amortization. Depreciation and amortization costs increased to $13.1 million for the quarter ended September 25, 2005 from $7.2 million for the quarter ended September 19, 2004, an increase of $5.9 million or 82.5%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the acquisition transaction. Amortization costs related to customer contracts and trademarks increased by $4.2 million from the quarter ended September 19, 2004 to the quarter ended September 25, 2005. The depreciation of other assets increased by $1.4 million during this same period primarily as a result of higher depreciation of leasehold improvements. Depreciation of owned vessels increased by $0.3 million from the quarter ended September 19, 2004 to the quarter ended September 25, 2005 due to the purchase of the Horizon Trader in the fourth quarter of the twelve month period ended December 26, 2004 as well as to the acquisition of the rights and beneficial interest of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels, in the third quarter of fiscal year 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking remained flat at $3.8 million for the quarter ended September 25, 2005 as compared to the quarter ended September 19, 2004.

Selling, General and Administrative. Selling, general and administrative costs increased to $31.2 million for the quarter ended September 25, 2005 compared to $21.3 million for the quarter ended September 19, 2004, an increase of $9.9 million or 46.3%. Approximately $7.5 million of the period over period increase is a result of a charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Approximately $1.6 million of this increase is a result of non-cash compensation expenses related to a restricted stock plan for certain members of management and certain non-employee directors. In addition, approximately $1.5 million of the increase is attributable to transaction related expenses.

Miscellaneous Expense, Net. Miscellaneous expense decreased to $0.6 million for the quarter ended September 25, 2005 compared to $0.8 million for the quarter ended September 19, 2004, a decrease of $0.3 million or 30.7%. This reduction is primarily a result of lower bad debt expense recorded for the quarter ended September 25, 2005.

Interest Expense, Net. Interest expense increased to $12.9 million for the quarter ended September 25, 2005 compared to $8.1 million for the quarter ended September 19, 2004, an increase of $4.8 million or 58.9%. Approximately $3.2 million of this increase is attributable to the 11% senior discount notes, which were issued on December 10, 2004. In addition, the senior credit facility bears interest at variable interest rates that are based on LIBOR plus an applicable margin. Approximately $1.0 million of the increase in interest expense is due to a 1.9% increase in the LIBOR rate in the quarter ended September 25, 2005 as compared to the quarter ended September 19, 2004. The remaining $0.6 million increase in interest expense is due to the incurrence of approximately $340.0 million of additional debt in conjunction with the consummation on July 7, 2004 of the acquisition transaction.

Interest Expense – Preferred Units of Subsidiary. Interest expense—preferred units of subsidiary decreased to zero for the quarter ended September 25, 2005 compared to $0.3 million for the quarter ended September 19, 2004, a decrease of $0.3 million or 100%. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The holders of the preferred units were redeemed in conjunction with the consummation on July 7, 2004 of the acquisition transaction.

Nine Months Ended September 25, 2005 Compared with Nine Months Ended September 19, 2004

	Nine Months Ended September 19, 2004	Nine Months Ended September 25, 2005	% Change
	($ in thousands)
Operating revenue	$706,954	$817,181	15.6%
Operating expense:
Vessel	177,783	220,716	24.1%
Marine	137,285	146,786	6.9%
Inland	120,047	140,331	16.9%
Land	93,986	104,614	11.3%
Rolling stock rent	30,433	31,990	5.1%

Operating expense	559,534	644,437	15.2%
Selling, general and administrative	59,382	85,863	44.6%
Depreciation and amortization	26,954	38,526	42.9%
Amortization of vessel drydocking	11,978	12,359	3.2%
Miscellaneous expense, net	2,715	1,805	(33.5%)

Total operating expenses	660,563	782,990	18.5%

Operating income	$46,391	$34,191	(26.3%)

Operating ratio	93.4%	95.8%	(2.4%)
Revenue containers (units)	225,172	233,341	3.6%

Operating Revenue. Operating revenue increased to $817.2 million for the nine months ended September 25, 2005 compared to $707.0 million for the nine months ended September 19, 2004, an increase of $110.2 million, or 15.6%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume growth	$23,425
Intermodal surcharges, more favorable cargo mix, and general rate increases	30,192
Bunker fuel surcharges included in rates to offset rising fuel cost	23,783
New management contract to manage seven oceanographic vessels for the U.S. Government and new management contract to manage two Ready Reserve Fleet vessels	16,980
Growth in other non-transportation services	15,847

$110,227

The increased revenue due to revenue container volume growth for the nine months ended September 25, 2005 compared to the nine months ended September 19, 2004 reflects stronger market demand for transportation services. Bunker fuel surcharges, which are included in our transportation revenue, accounted for approximately 7% of total revenue in the nine months ended September 25, 2005 and approximately 5% of total revenue in the nine months ended September 19, 2004. Bunker fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge. The new management contract to manage seven oceanographic vessels was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004 and the new management contract to manage two Ready Reserve Fleet vessels was awarded to us in the third quarter of fiscal year 2005.

Operating Expense. Operating expense increased to $644.4 million for the nine months ended September 25, 2005 compared to $559.5 million for the nine months ended September 19, 2004, an increase of $84.9 million or 15.2%. The increase in operating expense primarily reflects the increase in total revenue container volume and the effect of rising fuel prices, as well as the additional costs incurred associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $220.7 million for the nine months ended September 25, 2005 from $177.8 million for the nine months ended September 19, 2004, an increase of $42.9 million or 24.1%. Approximately $15.6 million of this increase in vessel expense is attributable to additional costs related to a contract to manage seven oceanographic vessels which was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004 and additional costs associated with a contract to manage two Ready Reserve Fleet vessels which was awarded to us in the third quarter of fiscal year 2005. Approximately $21.1 million of the remaining increase in vessel expenses is attributable to additional bunker fuel expenses. Vessel fuel cost period over period increased by 34.2% driven by a significant rise in fuel prices for the nine months ended September 25, 2005 compared to the nine months ended September 19, 2004. The remaining increase in vessel expenses is primarily attributable to operating our spare vessel, the Horizon Fairbanks, in our Alaska service between Tacoma and Anchorage during the summer months to handle a portion of the peak season demand in addition to higher labor costs on all of our vessels as a result of normal contractual rate increases.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $146.8 million for the nine months ended September 25, 2005 from $137.3 million for the nine months ended September 19, 2004, an increase of $9.5 million or 6.9%. This increase in marine expenses can be attributed to a 3.6% increase in total revenue container volume period over period in addition to contractual labor increases.

Inland expense increased to $140.3 million for the nine months ended September 25, 2005 from $120.0 million for the nine months ended September 19, 2004, an increase of $20.3 million or 16.9%, as a result of increased total revenue container volume period over period as well as higher fuel costs, as rail and truck carriers have substantially increased their fuel surcharges period over period. Other factors contributing to the increase in inland expense period over period were increases in the average length of haul for linehaul truck moves and increases in rail and truck rates.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead. Land expense increased to $104.6 million for the nine months ended September 25, 2005 from $94.0 million for the nine months ended September 19, 2004, an increase of $10.6 million or 11.3%. In tandem with the 3.6% increase in total revenue container volume, period over period, the significant drivers of the increase in land expense were higher non-vessel related maintenance expense and increased yard and gate expenses. Maintenance expense increased by approximately $4.8 million period over period primarily due to higher fuel prices in addition to increases in refrigerated cargo containers shipped, normal contractual labor increases, and general rate increases from our vendors. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expense increased approximately $4.4 million period over period primarily due to increased revenue container volumes, additional ground moves in the yard due to yard congestion, and increased labor costs due to normal contractual rate increases.

	Nine Months Ended September 19, 2004	Nine Months Ended September 25, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$36,735	$41,516	13.0%
Terminal overhead	33,242	35,954	8.2%
Yard and gate	16,097	20,461	27.1%
Warehouse	7,912	6,683	(15.5%)

Total land expense	$93,986	$104,614	11.3%

The purchase of two vessels in our fleet that were previously operated by us under operating leases, the Horizon Navigator in April 2004 and the Horizon Trader in October 2004, led to a decrease in vessel lease expense of $2.4 million for the nine months ended September 25, 2005 compared to the nine months ended September 19, 2004. In addition, the acquisition, during the nine months ended September 25, 2005, of the rights and beneficial interest of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels, in September 2005 led to a decrease in vessel lease expense of $0.3 million for the nine months ended September 25, 2005 compared to the nine months ended September 19, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization.

	Nine Months Ended September 19, 2004	Nine Months Ended September 25, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation – owned vessels	$5,250	$6,562	25.0%
Depreciation and amortization – other	19,564	17,293	(11.6%)
Amortization of intangible assets	2,140	14,671	585.6%

Total depreciation and amortization	$26,954	$38,526	42.9%

Amortization of vessel drydocking	$11,978	$12,359	3.2%

Depreciation and Amortization. Depreciation and amortization costs increased to $38.5 million for the nine months ended September 25, 2005 from $27.0 million for the nine months ended September 19, 2004, an increase of $11.6 million or 42.9%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the acquisition transaction. Amortization costs related to customer contracts and trademarks increased by $12.5 million from the nine months ended September 19, 2004 to the nine months ended September 25, 2005. The depreciation of other assets decreased by $2.3 million during this same period as a result of higher depreciation of leasehold improvements on leased vessels in the nine months ended September 19, 2004. Three vessels under operating lease, the Horizon Fairbanks, Horizon Navigator, and Horizon Trader, were purchased during January 2004, April 2004, and October 2004, respectively. The rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which HL operates such vessels, were acquired in September 2005. This change has primarily contributed to the lower depreciation of leasehold improvements and higher depreciation of owned vessels in the nine months ended September 25, 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased to $12.4 million for the nine months ended September 25, 2005 from $12.0 million for the nine months ended September 19, 2004, an increase of $0.4 million or 3.2%. This increase is attributed to higher costs incurred on various recent vessel drydockings.

Selling, General and Administrative. Selling, general and administrative costs increased to $85.9 million for the nine months ended September 25, 2005 compared to $59.4 million for the nine months ended September 19, 2004, an increase of $26.5 million or 44.6%. Approximately $8.8 million of the period over period increase is due to higher management fees, including a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Also, approximately $12.0 million of this increase is a result of non-cash compensation expenses related to a restricted stock plan for certain members of management and certain non-employee directors and approximately $1.5 million of the increase is attributable to transaction related expenses. In addition, approximately $3.5 million of the period over period increase is a result of increased expenses related to the timing of an accrual for a bonus plan which covers all of our non-union employees. The remaining $2.2 million increase in selling, general and administrative costs primarily result from increased costs related to preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and general inflationary costs increases.

Miscellaneous Expense, Net. Miscellaneous expense decreased to $1.8 million for the nine months ended September 25, 2005 compared to $2.7 million for the nine months ended September 19, 2004, a decrease of $0.9 million or 33.5%. Miscellaneous expense primarily consists of bad debt expense.

Interest Expense, Net. Interest expense increased to $39.2 million for the nine months ended September 25, 2005 compared to $12.7 million for the nine months ended September 19, 2004, an increase of $26.4 million. This increase is due to significantly higher levels of debt outstanding during the nine months ended September 25, 2005, as a result of the consummation on July 7, 2004 of the acquisition transaction as well as to higher overall interest rates on the senior credit facility.

Interest Expense – Preferred Units of Subsidiary. Interest expense—preferred units of subsidiary decreased to zero for the nine months ended September 25, 2005 compared to $2.7 million for the nine months ended September 19, 2004, a decrease of $2.7 million or 100%. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The preferred units were redeemed in conjunction with the consummation on July 7, 2004 of the acquisition transaction.

Income Tax Expense. Income tax expense for the nine months ended September 25, 2005 totaled $2.4 million compared to income tax expense of $12.2 million for the nine months ended September 19, 2004, which represent effective annual tax rates of 49% and 39%, respectively. The difference between the federal statutory rate and the effective annual tax rate for these periods is primarily due to state income taxes and permanent differences. In addition, during the nine months ended September 25, 2005, we adjusted our tax balance sheet accounts for the twelve month period ended December 26, 2004 to reflect tax adjustments reported on our income tax return for such twelve month period.

Uncertainty Related to Renewal of Our Arrangements with Maersk

Our commercial agreements with Maersk, an international shipping company, encompass terminal services, equipment sharing, cargo space charters, sales agency services, and trucking services. These agreements generally are scheduled to expire at the end of 2007. If we fail to renew these agreements or to enter into substitute agreements with third parties, or if we enter into substitute agreements with third parties on terms and conditions significantly less favorable to us than those of our existing agreements with Maersk, we may have to make changes to our operations, which may cause disruptions to our business, which could be significant, and may result in reduced revenue and in additional costs and expenses.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, and (v) principal and interest payments on our existing indebtedness. Cash and cash equivalents totaled $64.0 million at September 25, 2005. As of September 25, 2005, $18.3 million was available for borrowing by us under the existing $25.0 million revolving credit facility, after taking into account $6.7 million utilized for outstanding letters of credit.

Operating Activities

	Nine Months Ended September 19, 2004	Nine Months Ended September 25, 2005
	($ in thousands)
Cash flows provided by operating activities
Net income (loss)	$18,777	$(7,428)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,814	23,855
Amortization of other intangible assets	2,140	14,671
Amortization of vessel drydocking	11,978	12,359
Amortization of deferred financing costs	876	2,528
Deferred income taxes	2,968	1,818
Stock-based compensation	1,765	12,039
Accretion of interest on 11% senior discount notes		9,384
Accretion of preferred units of subsidiary	2,686	—

Subtotal	47,227	76,653

Earnings adjusted for non-cash charges	66,004	69,226

Changes in operating assets and liabilities:
Accounts receivable	(11,171)	(26,095)
Materials and supplies	(2,423)	(4,112)
Other current assets	(4,885)	766
Accounts payable	(5,131)	(1,666)
Accrued liabilities	(4,706)	19,366
Other assets / liabilities	(3,136)	(1,296)

Subtotal	(31,452)	(13,039)

Loss (gain) on equipment disposals	24	(253)
Vessel drydocking payments	(10,793)	(12,621)

Net cash provided by operating activities	$23,783	$43,315

Operating Activities

Net cash provided by operating activities increased by $19.5 million to $43.3 million for the nine months ended September 25, 2005 compared to $23.8 million of net cash provided by operating activities for the nine months ended September 19, 2004. This increase is primarily driven by improved profitability after non-cash charges and by a positive net change in working capital. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities resulted in cash flow generation of $69.2 million for the nine months ended September 25, 2005 compared to $66.0 million for the nine months ended September 19, 2004. Changes in working capital resulted in a use of cash of $13.0 million for the nine months ended September 25, 2005 compared to a use of cash of $31.5 million for the nine months ended September 19, 2004. Approximately $17.7 million of the increase in accrued liabilities is primarily a result of vessel lease payments of $37.7 million for the nine months ended September 19, 2004 as compared to $20.0 million for the nine months ended September 25, 2005. Our vessel lease payments, which are made in January and July of each year, are not straight lined throughout the lease terms. Other contributing factors to the increase in accrued liabilities include the timing of interest payments associated with indebtedness incurred in connection with the consummation on July 7, 2004 of the acquisition transaction. In addition, our accounts receivable balances typically trend down in the fourth quarter of each year due to year end collection activity as well as lower revenues in the fourth quarter. Additionally, our accounts receivable have grown by $26.1 million for the nine months ended September 25, 2005 primarily as a result of revenue growth.

Investing Activities

Net cash used in investing activities, excluding the acquisition transaction, increased by $7.1 million to $28.6 million for the nine months ended September 25, 2005 compared to $21.5 million for the nine months ended September 19, 2004. The increase is primarily attributable to the acquisition, for $25.2 million, of the rights and beneficial interest of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels in the nine months ended September 25, 2005 as compared to the acquisition, for $11.9 million, of two vessels in the nine months ended September 19, 2004. The differences in acquisition prices were due to the size of the vessels in addition to the age of the vessels at the time of acquisition.

Financing Activities

Net cash used for financing activities during the nine months ended September 25, 2005 was $7.5 million compared to $0.1 million for the nine months ended September 19, 2004, excluding our initial capitalization as part of the acquisition transaction. The net cash used for financing activities during the nine months ended September 25, 2005 primarily includes $4.5 million of fees paid in conjunction with the Company’s initial public offering, $1.6 million in fees paid in conjunction with registration statements for the 9% senior notes and the 11% senior discount notes, and $1.9 million of principal payments on long-term debt.

Common Stock Offering

On September 30, 2005, the Company issued and sold 12,500,000 shares (the “Initial Shares”) of its common stock, in the initial public offering, at a price to the public of $10.00 per share. The net proceeds to the Company from the sale of these shares were $116.5 million (net of underwriter discounts and commissions). Other fees and expenses associated with the initial public offering totaled approximately $5.7 million, of which approximately $4.5 million was paid prior to or on September 30, 2005. On September 30, 2005, $44.7 million of these net proceeds were contributed to HLFHC and $43.6 million of these net proceeds were contributed, via HLFHC, to HLHC, and, immediately thereafter, HLHC paid a dividend of $40.0 million to HLFHC, which then remitted such funds, as a dividend, to the Company, which, using such funds and a portion of the proceeds of the initial public offering, redeemed, for a total redemption price of $62.2 million, all of its outstanding shares of its Series A redeemable preferred stock. In addition, on September 30, 2005, HLHC and HL submitted a redemption notice to the indenture trustee for the 9% senior notes for the voluntary redemption, on November 2, 2005, of $40.0 million of the then outstanding aggregate principal amount of the 9% senior notes with the proceeds from the issuance and sale of the Initial Shares. Also, on September 30, 2005, HLFHC submitted a redemption notice to the indenture trustee for the 11% senior discount notes for the voluntary redemption, on November 2, 2005, of $40.3 million of accreted value or $52.3 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Initial Shares.

On October 14, 2005, the Company issued and sold the additional shares of its common stock to the underwriters of its initial public offering at a net price of $9.30 per share, representing the initial public offering price to the public of $10.00 per share, less the underwriters’ discount of 7% per share. These shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company granted to them with respect to the initial public offering. The net proceeds to the Company from the sale of these shares were $17.4 million (net of underwriter discounts and commissions). On October 14, 2005, $3.2 million of these net proceeds were contributed to HLFHC and $14.2 million of these net proceeds were contributed, via HLFHC to HLHC. On October 20, 2005, HLHC and HL submitted a redemption notice to the indenture trustee for the 9% senior notes for the voluntary redemption, on November 21, 2005, of $2.9 million of the then-outstanding aggregate principal amount of the 9% senior notes with the proceeds from the issuance and sale of the Additional Shares. Also, on October 20, 2005, HLFHC submitted a redemption notice to the indenture trustee for the 11% senior discount notes for the voluntary redemption, on November 21, 2005, of $2.9 million of accreted value or $3.7 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Additional Shares.

The early redemption of the 9% senior notes and the 11% senior discount notes will result in a reduction of approximately $10.0 million per annum in interest expense during fiscal year 2006 and will result in a reduction of approximately $11.0 million per annum once the 11% senior discount notes are fully accreted in March 2008.

On October 25, 2005, the Company announced that its Board of Directors has voted to declare a cash dividend (referred to herein as the “HLI Dividend”) on its outstanding shares of common stock of $0.11 per share, payable on December 15, 2005 to all stockholders of record as of the close of business on December 1, 2005. The aggregate amount of the HLI Dividend is $3.7 million. In connection therewith, HLHC declared a cash dividend of $3.7 million, payable to its sole stockholder, HLFHC, on December 14, 2005, and HLFHC declared a cash dividend of $3.7 million, payable to its sole stockholder, the Company, on December 14, 2005.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment, for the next 12 months are expected to total approximately $17.0 million. In addition, expenditures for vessel drydocking payments are estimated at $17.0 million.

As required by the agreements entered into with respect to the acquisition transaction, on October 5, 2004, we made a post-closing reimbursement payment to Carlyle-Horizon Partners, L.P. and other pre-acquisition equity holders totaling $6.1 million. We disbursed $7.7 million in cash on October 15, 2004 to purchase a vessel, the Horizon Trader, that was under an operating lease agreement.

Three of our vessels, the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, are leased, or chartered. The charter periods for these vessels are due to expire in January 2015. The charters for these vessels permit us, to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter, that is determined through a pre-agreed appraisal procedure. During fiscal year 2003 and fiscal year 2004, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel. The fair market values of the vessels currently under charter at the expiration of their charters cannot be predicted with any certainty.

During the third quarter of fiscal year 2005, HL acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which HL operates such vessels. Title to each of the two vessels is held by the respective owner trustee of the relevant trust for the use and benefit of the owner participant and the vessels are subject to a mortgage securing non-recourse indebtedness of the respective owner trustees. HL charters each vessel from the relevant owner trustee. By acquiring the beneficial interests of the owner participant of each trust estate, HL obtained the right to the corpus of such estate remaining after required payments on the aforementioned indebtedness are made. Further, upon the repayment of such indebtedness at maturity on January 1, 2007 HL will be able to obtain title to the two vessels from the respective owner trustees and terminate the charter. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively.

Contractual Obligations

Contractual obligations as of September 25, 2005(1) are as follows ($ in thousands):

	Total Obligations	Remaining 2005	2006	2007	2008	2009	After 2009
Principal obligations:
Senior credit facility	$247,500	$625	$2,500	$2,500	$2,500	$2,500	$236,875
Notes issued by owner trustees	4,514	—	—	4,514	—	—	—
9% senior notes	250,000	—	—	—	—	—	250,000
11% senior discount notes	160,000	—	—	—	—	—	160,000
Operating leases	368,196	10,802	57,760	74,535	33,446	33,283	158,370
Capital lease obligations	596	48	193	193	162	—	—

Subtotal	1,030,806	11,475	60,453	81,742	36,108	35,783	805,245

Interest obligations:
Senior credit facility	92,321	4,024	17,046	17,341	17,301	17,234	19,375
Series B notes	624	139	485
9% senior notes	165,000	11,250	22,500	22,500	22,500	22,500	63,750
11% senior discount notes	83,600	—	—	—	8,800	17,600	57,200

Subtotal	341,545	15,413	40,031	39,841	48,601	57,334	140,325

Total principal and interest	$1,372,351	$26,888	$100,484	$121,583	$84,709	$93,117	$945,570

Other commercial commitments:
Standby letters of credit	$6,745	$—	$—	$—	$—	$—	$6,745
Surety bonds	8,575	—	—	—	—	—	8,575

	$15,320	$—	$—	$—	$—	$—	$15,320

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of September 25, 2005, upon the London Inter-Bank Offering Rate (LIBOR) plus 2.50%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012. Interest on the 11% senior discount notes is fixed. However, no cash interest will accrue prior to April 1, 2008. Thereafter, cash interest will accrue at a rate of 11.0% per annum and be payable on April 1 and October 1 of each year, commencing on October 1, 2008 and continuing until maturity on April 1, 2013.

Contractual obligations as of September 25, 2005 (1), on a pro forma basis, to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares of its common stock pursuant to the initial public offering, the use of proceeds therefrom, and other related transactions, in thousands are as follows ($ in thousands):

	Total Obligations	Remaining 2005	2006	2007	2008	2009	After 2009
Principal obligations:
Senior credit facility	$247,500	$625	$2,500	$2,500	$2,500	$2,500	$236,875
Notes issued by owner trustees	4,514	—	—	4,514	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
11% senior discount notes	104,000	—	—	—	—	—	104,000
Operating leases	368,196	10,802	57,760	74,535	33,446	33,283	158,370
Capital lease obligations	596	48	193	193	162	—	—

Subtotal	921,820	11,475	60,453	81,742	36,108	35,783	696,259

Interest obligations:
Senior credit facility	89,083	3,870	16,432	16,733	16,699	16,639	18,710
Series B notes	624	139	485
9% senior notes	130,029	8,866	17,731	17,731	17,731	17,731	50,239
11% senior discount notes	54,340	—	—	—	5,720	11,440	37,180

Subtotal	274,076	12,875	34,648	34,464	40,150	45,810	106,129

Total principal and interest	$1,195,896	$24,350	$95,101	$116,206	$76,258	$81,593	$802,388

Other commercial commitments:
Standby letters of credit	$6,745	$—	$—	$—	$—	$—	$6,745
Surety bonds	8,575	—	—	—	—	—	8,575

	$15,320	$—	$—	$—	$—	$—	$15,320

(1)	The figures set forth in this table give effect to the offering transactions as if they had occurred as of September 25, 2005. Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of September 25, 2005, on a pro forma basis, upon the London Inter-Bank Offering Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012. Interest on the 11% senior discount notes is fixed. However, no cash interest will accrue prior to April 1, 2008. Thereafter, cash interest will accrue at a rate of 11.0% per annum and be payable on April 1 and October 1 of each year, commencing on October 1, 2008 and continuing until maturity on April 1, 2013.

Long-Term Debt

To finance the acquisition transaction, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.

On July 7, 2004, HLHC and HL entered into a senior credit facility, which was amended and restated as of April 7, 2005 and September 22, 2005. The credit facility is comprised of a $247.5 million term loan facility due in 2011 and a $25.0 million revolving credit facility due in 2009, which, upon the redemption, using the proceeds from the consummation of the issuance and sale by the Company of shares of its common stock pursuant to the initial public offering of at least $40.0 million of the aggregate principal amount of the 9% senior notes, will increase to a $50.0 million revolving credit facility. (For further information regarding the initial public offering (which has been consummated), see “Common Stock Offering”). We expect that the subsidiaries of the issuer that are the borrowers under the senior credit facility will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied.

Borrowings under the senior credit facility bear interest at the LIBOR or the base rate (as determined by the borrowers), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. In addition, one percent of the term loan facility will amortize during each of the first six years after the closing date of the senior credit facility in equal consecutive quarterly installments. The remaining portion of the term loan facility will amortize during the seventh year of the term loan facility in equal consecutive quarterly installments. Upon the redemption specified above, the margin applicable to the term loan portion of the senior credit facility will decrease from 1.50% to 1.25% for base rate loans and from 2.50% to 2.25% for LIBOR loans.

The senior credit facility requires the subsidiaries of the issuer that are the borrowers thereunder to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains certain restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

On July 7, 2004, HLHC and HL sold $250.0 million of 9% senior notes, the proceeds of which, along with borrowings under the senior credit facility and proceeds from the cash equity investment in Horizon Lines Holding, were used to fund the acquisition transaction. In order to give the holders of the 9% senior notes the opportunity in the future to exchange the 9% senior notes for identical notes that have been registered under the Securities Act (the “new 9% senior notes”), HLHC and HL agreed to file a registration statement for the new 9% senior notes within 270 days after the issue date of the 9% senior notes, cause the registration statement for the new 9% senior notes to become effective within 360 days after the issue date of the 9% senior notes, and consummate the exchange offer within 390 days after the issue date of the 9% senior notes. The exchange offer referred to in this paragraph was consummated by the HLHC, HL and their respective subsidiaries in a timely manner. HLHC and HL have submitted redemption notices to the indenture trustee for the new 9% senior notes for the following: (i) the voluntary redemption, on November 2, 2005, of $40.0 million of the outstanding aggregate principal amount of the new 9% senior notes with the proceeds of the initial public offering, and (ii) the voluntary redemption, on November 21, 2005, of $2.9 million of the outstanding aggregate principal amount of the new 9% senior notes with the proceeds of the initial public offering.

On December 10, 2004, HLFHC sold $160.0 million aggregate principal amount at maturity of its 11% senior discount notes. The gross proceeds of this issuance were $112.8 million. Of these proceeds, $107.4 million was used by H-Lines Finance to pay a dividend to the Company. The Company, in turn, used a portion of this amount to repay all of the outstanding principal and interest of the 13.0% promissory notes and to repurchase a portion of its outstanding shares of Series A redeemable preferred stock. HLFHC also used a portion of these gross proceeds to pay related fees and expenses. In order to give the holders of the 11% senior discount notes the opportunity in the future to exchange the 11% senior discount notes for identical notes that have been registered under the Securities Act (the “new 11% senior discount notes”), HLFHC agreed to file a registration statement for the new 11% senior discount notes within 180 days after the issue date of the 11% senior discount notes, cause the registration statement for the new 11% senior discount notes to become effective within 270 days after the issue date of the 11% senior discount notes, and consummate the exchange offer within 300 days after the issue date of the 11% senior discount notes. The exchange offer referred to in this paragraph was consummated by the HLFHC in a timely manner. HLFHC has submitted redemption notices to the indenture trustee for the 11% senior discount notes for the following: (i) voluntary redemption, on November 2, 2005, of $40.3 million of accreted value or $52.3 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Initial Shares and (ii) voluntary redemption, on November 21, 2005, of $2.9 million of accreted value or $3.7 million of aggregate principal amount at maturity of the 11% senior discount notes with the proceeds from the issuance and sale of the Additional Shares.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under the senior credit facility, and future refinancings of our debt.

Our ability to make scheduled payments of principal, or to pay the interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs throughout 2005. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As a result of the acquisition transaction, as of September 25, 2005, the Company and HL have outstanding a $247.5 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the term loan. HLHC and HL also have a revolving credit facility which provides for borrowings of up to $25.0 million which, upon the redemption, using the proceeds from the initial public offering, of at least $40.0 million of the aggregate principal amount of the 9% senior notes, will increase to $50.0 million, which will bear interest at variable rates. As of September 25, 2005, no amounts were outstanding under the revolving credit facility.

Working Capital

Working capital at September 25, 2005, was $82.4 million, compared to $67.3 million at December 26, 2004. This $15.2 million increase is primarily the result of revenue growth during the period. Adequate current assets are maintained to satisfy current liabilities and maturing obligations when they come due and we have sufficient financial capacity to manage our daily cash requirements.

Credit Ratings

As of September 25, 2005, Moody’s Investors Service and Standard and Poor’s Rating Services assigned the following credit ratings to our outstanding debt:

Debt/Rating Outlook:

	Moody’s	Standard & Poor’s
Senior Secured Credit Facility	B2	B
$250.0 million 9% Senior Notes due 2012	B3	CCC+
$160.0 million 11% Senior Discount Notes due 2013	Caa2	CCC+
Rating Outlook	Stable	Stable

On December 6, 2004, Standard and Poor’s lowered its ratings on HLHC and its subsidiary, HL, including, in each case, lowering the corporate credit rating of such entity to “B” from “B+”. At the same time, Standard & Poor’s lowered its rating of the $250.0 million principal amount of 9% senior notes from “B–” to “CCC+”.

Also, on December 6, 2004, Moody’s Investors Service assigned a Caa2 rating to the 11% senior discount notes and affirmed the rating on all other currently-rated financial securities.

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the fiscal quarter and nine months ended September 25, 2005 are as follows ($ in thousands):

For the Quarter Ended September 25, 2005
Pretax income	$5,441

Interest expense	13,726
Rentals	6,203

Total fixed charges	$19,929

Pretax earnings plus fixed charges	$25,370

Ratio of earnings to fixed charges	1.27x

For the Nine Months Ended September 25, 2005
Pretax loss	$(5,000)

Interest expense	40,294
Rentals	18,764

Total fixed charges	$59,058

Pretax earnings plus fixed charges	54,058
Ratio of earnings to fixed charges	—

For the nine months ended September 25, 2005, our earnings were inadequate to cover fixed charges by $59.1 million. For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium and financing costs and the portion of operating rental expense (33%) which our management believes is representative of interest component of rent expense.

3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed that may adversely impact the results of our operations and financial position consist of changes in interest rates and credit risk. As a result of the acquisition transaction, as of September 25, 2005, we have outstanding a $247.5 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on our term loan. We also have a revolving credit facility which provides for borrowings of up to $25.0 million, which, upon the redemption, using the proceeds from the initial public offering, of at least $40.0 million of the aggregate principal amount of the 9% senior notes, will increase to $50.0 million, which will bear interest at variable rates. As of September 25, 2005 no amounts were outstanding under the revolving credit facility.

We are also exposed to certain credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As September 25, 2005 and December 26, 2004, we had allowances for doubtful accounts of $10.0 million and $7.9 million, respectively.

4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2005, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended September 25, 2005.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (referred to herein as the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

1. Legal Proceedings

In the ordinary course of our business, from time to time, the Company and its subsidiaries, including, without limitation, HL, become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employee’s personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

There are two actions currently pending before the Surface Transportation Board (referred to herein as the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (referred to herein as “Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (referred to herein as the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2005 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it has scheduled oral argument on the merits of the Phase II issues on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us.

An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has to filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. No assurance can be given that the final decision with respect to this matter will be favorable to us.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None

3. Defaults Upon Senior Securities

None

4. Submission of Matters to a Vote of Security-Holders

On September 20, 2005, the Board of Directors of HLHC adopted (and H-Lines Finance Holding Corp. (“HLFHC”), the sole stockholder of the Company approved), an amendment to the Carlyle-Horizon Holdings Corp. Stock Option Plan, as then in effect (the “Stock Option Plan”).

5. Other Information

On September 26, 2005, as set forth in the Prospectus dated September 26, 2005 (the “Final IPO Prospectus”), of the Company., as filed with the Securities and Exchange Commission on September 28, 2005, all options outstanding under the Stock Option Plan, as amended on September 20, 2005, were exercised and all of the resulting shares of common stock of HLHC were exchanged for 952,325 shares of common stock and 731,448 shares of Series A preferred stock pursuant to the provisions of the Put/Call Agreement. Immediately following such exchange, all of the shares of the common stock of HLHC that were so acquired by the Company were contributed to HLFHC, a direct wholly-owned subsidiary of the Company, and, in turn, HLFHC contributed such shares to HLHC, a direct wholly-owned subsidiary of HLFHC. As of the date hereof, all of the outstanding shares of the common stock are directly owned by HLFHC and no options are outstanding or issuable under the Stock Option Plan, as amended on September 20, 2005.

On September 30, 2005, the Company issued the Initial Shares of its common stock pursuant to the initial public offering. On October 14, 2005, the Company issued the Additional Shares of its common stock pursuant to the exercise in full by the underwriters of the initial public offering of their option to purchase additional shares from the Parent. For additional information with respect to the initial public offering, the cash dividend, and related events, see Note 9 “Subsequent Events” to the Company’s unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Common Stock Offering.”

On October 18, 2005, the Board of Directors of the Company approved the vesting in full of all of the 1,724,619 shares of the Company’s common stock, par value $.01 per share, that were issued and sold by the Company on January 14, 2005 to certain employees of the Company and its subsidiaries. The Board’s approval of the vesting in full of these shares was made subject to the rights of the Company with respect to these shares under the respective restricted stock agreements dated as of January 14, 2005 pursuant to which these shares were issued and sold. The Company will record a non-cash compensation charge of $6.9 million during its fiscal quarter ending December 25, 2005 with respect to the vesting in full of all of these 1,724,619 shares.

On October 18, 2005, the Board of the Company. approved the grant by HL of merit awards, in the aggregate amount of $2,500,000 and payable in cash, to certain employees of HL. These merit awards have been paid by HL. The employees that received these merit awards included three of the named executive officers set forth in the Final IPO Prospectus, in the following amounts: Mr. Charles G Raymond: $800,000; Mr. John V. Keenan: $600,000; and Mr. M. Mark Urbania: $600,000.

On October 25, 2005, the Company announced that its Board of Directors voted to declare a cash dividend on its outstanding shares of common stock. In connection therewith, HLHC declared a cash dividend, payable to its sole stockholder, HLFHC, and HLFHC declared a cash dividend, payable to its sole stockholder, the Company. For additional information with respect to the initial public offering, the cash dividend and related events, see Note 9 “Subsequent Events” to the Company’s unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Common Stock Offering.”

6. Exhibits

10.1*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 22, 2005, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto.

10.13.11**	Amendment to the Horizon Lines Holding Corp. Stock Option Plan.

10.2*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Charles G. Raymond.

10.3*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Charles G. Raymond.

10.4*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania.

10.5*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania.

10.6*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan.

10.7*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan.

10.8*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Robert S. Zuckerman.

10.9*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Robert S. Zuckerman.

10.10*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra.

10.11*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra.

10.12*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Brian W. Taylor.

10.13*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Brian W. Taylor.

10.14*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky.

10.15*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky.

10.16*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards.

10.17*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards.

10.18*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Michael T. Avara.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d- 14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to the Report on Form 8-K of the Company (File No. 333-123073), filed on October 24, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2005

HORIZON LINES, INC.

By:	/s/ M. MARK URBANIA
M. Mark Urbania
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description
10.1*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 22, 2005, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto.

10.13.1**	Amendment to the Horizon Lines Holding Corp. Stock Option Plan.

10.2*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Charles G. Raymond

10.3*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Charles G. Raymond

10.4*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania

10.5*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania

10.6*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan

10.7*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan

10.8*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Robert S. Zuckerman

10.9*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Robert S. Zuckerman

10.10*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra

10.11*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra

10.12*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Brian W. Taylor

10.13*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Brian W. Taylor

10.14*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky

10.15*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky

10.16*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards

10.17*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards

10.18*	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Michael T. Avara

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d- 14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to the Report on Form 8-K of the Company (File No. 333-123073), filed on October 24, 2005.