Form 10-Q
period 2006-09-24
Horizon Lines, Inc.
filed 2006-10-30
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2006

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

As of October 30, 2006, 33,637,580 shares of common stock, par value $.01 per share, were outstanding.

HORI ZON LINES, INC.

Form 10-Q Index

PART I . FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

($ in thousands)

	September 24, 2006	December 25, 2005(1)
Assets
Current assets
Cash and cash equivalents	$81,854	$41,450
Accounts receivable, net of allowance of $7,300 and $6,064 at September 24, 2006 and December 25, 2005, respectively	149,417	119,838
Deferred tax asset	16,537	16,380
Materials and supplies	25,223	26,355
Other current assets	10,316	6,439

Total current assets	283,347	210,462
Property and equipment, net	186,639	200,597
Goodwill	306,724	306,724
Intangible assets, net	174,793	191,502
Other long term assets	21,198	18,034

Total assets	$972,701	$927,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,359	$22,368
Current portion of long term debt	7,013	2,500
Other accrued liabilities	130,847	118,483

Total current liabilities	164,219	143,351
Long term debt, net of current	526,700	527,568
Deferred tax liability	39,036	61,880
Deferred rent	37,121	40,476
Other long term liabilities	2,623	2,284

Total liabilities	769,699	775,559

Stockholders’ equity
Common stock, $.01 par value. 50,000,000 shares authorized and 33,614,170 and 33,544,170 shares issued and outstanding as of September 24, 2006 and December 25, 2005, respectively	336	336
Additional paid in capital	180,666	179,590
Accumulated other comprehensive (loss) income	(403)	74
Retained earnings (deficit)	22,403	(28,240)

Total stockholders’ equity	203,002	151,760

Total liabilities and stockholders’ equity	$972,701	$927,319

(1)	The balance sheet at December 25, 2005 has been derived from the audited financial statements of Horizon Lines, Inc.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Quarters Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Operating revenue	$304,657	$289,075	$869,438	$817,181

Operating expenses:
Operating expense (excluding depreciation expense)	229,072	221,968	673,421	644,437
Selling, general and administrative	24,987	31,229	72,680	85,863
Depreciation and amortization	12,445	13,085	37,539	38,526
Amortization of vessel drydocking	3,362	3,815	11,332	12,359
Miscellaneous (income) expense, net	(406)	585	977	1,805

Total operating expense	269,460	270,682	795,949	782,990

Operating income	35,197	18,393	73,489	34,191

Other expense:
Interest expense, net	12,226	12,936	36,250	39,174
Other expense (income), net	2	16	(184)	17

Income (loss) before income taxes	22,969	5,441	37,423	(5,000)
Income tax expense (benefit)	(29,976)	2,202	(24,289)	2,428

Net income (loss)	52,945	3,239	61,712	(7,428)
Less: accretion of preferred stock	—	479	—	3,600
Net income (loss) available to common stockholders	$52,945	$2,760	$61,712	$(11,028)

Net income (loss) per share:
Basic	$1.58	$0.14	$1.84	$(0.58)
Diluted	$1.57	$0.14	$1.84	$(0.58)

Number of shares used in calculations:
Basic	33,544,170	19,169,170	33,544,170	19,043,073
Diluted	33,725,543	19,169,170	33,582,095	19,043,073

Dividends declared per common share	$0.11	$—	$0.33	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities:
Net income (loss)	$61,712	$(7,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,868	23,855
Amortization of other intangible assets	14,671	14,671
Amortization of vessel drydocking	11,332	12,359
Amortization of deferred financing costs	2,413	2,528
Deferred income taxes	(22,763)	1,818
Gain on equipment disposals	(471)	(253)
Stock-based compensation	686	12,039
Accretion of interest on 11% senior discount notes	6,796	9,384
Changes in operating assets and liabilities
Accounts receivable	(29,579)	(26,095)
Materials and supplies	1,254	(4,112)
Other current assets	(3,877)	766
Accounts payable	3,991	(1,666)
Accrued liabilities	14,398	19,366
Vessel drydocking payments	(13,703)	(12,621)
Other assets/liabilities	(4,932)	(1,296)

Net cash provided by operating activities	64,796	43,315

Cash flows from investing activities:
Purchases of property and equipment	(10,381)	(29,481)
Other investing activities	(245)	—
Proceeds from the sale of property and equipment	1,819	904

Net cash used in investing activities	(8,807)	(28,577)

Cash flows from financing activities:
Principal payments on long term debt	(1,875)	(1,875)
Purchase of 11% senior discount notes	(1,276)	—
Dividends to stockholders	(11,070)	—
Payment of financing costs	(1,057)	(1,588)
Costs associated with initial public offering	(158)	(4,456)
Sale of stock	—	1,108
Distribution to holders of preferred stock	—	(535)
Payments on capital lease obligation	(149)	(134)

Net cash used in financing activities	(15,585)	(7,480)

Net increase in cash and cash equivalents	40,404	7,258
Cash and cash equivalents at beginning of period	41,450	56,766

Cash and cash equivalents at end of period	$81,854	$64,024

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The following are the dates represented by each fiscal period in these condensed consolidated financial statements: quarter ended September 24, 2006 represents the period from June 26, 2006 – September 24, 2006, quarter ended September 25, 2005 represents the period from June 27, 2005 – September 25, 2005, nine months ended September 24, 2006 represents the period from December 26, 2005 – September 24, 2006, and nine months ended September 25, 2005 represents the period from December 27, 2004 – September 25, 2005.

The financial statements as of September 24, 2006 and the financial statements for the three and nine months ended September 24, 2006 and September 25, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the financial information included herein. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results will differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior period balances have been reclassified to conform with the current period presentation.

3. Adoption of the Tonnage Tax

The American Jobs Creation Act of 2004 (“the Act”) instituted an elective alternative tax on qualifying shipping activities (“tonnage tax”) for corporations operating U.S.-flag vessels in U.S. foreign trade. The Act

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

defines U.S. foreign trade as transportation between a U.S. location and a foreign location or between foreign locations. This provision of the Act was intended to provide a federal corporate tax incentive for certain operators of U.S. flag vessels, thereby helping to revitalize the U.S. flag vessel industry and create more U.S. jobs. During the quarter ended September 24, 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This third quarter 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company is accounting for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $39.4 million during the quarter and nine months ended September 24, 2006. Approximately $10.4 million, or $0.31 per share, and $19.9 million, or $0.60 per share, relate to the benefit reported on the 2005 federal income tax return and revaluation of the deferred taxes related to the qualifying activities, respectively. The Company’s effective tax rate for the quarter and nine months ended September 24, 2006 is (130.5%) and (64.9%), respectively. Excluding the impact of the benefit reported on the 2005 federal income tax return and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the three and nine months ended September 24, 2006 would be 15.2%.

4. Stock-Based Compensation

On July 27, 2006, the Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan, of nonqualified stock options to certain employees of the Company and its subsidiaries to purchase an aggregate of 38,075 shares of its common stock at a price of $15.97 per share. These options were granted on such date. No such option is currently vested or exercisable. Each such option is scheduled to vest and become fully exercisable on July 27, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company recorded $7 thousand of compensation expense during the quarter ended September 24, 2006 related to the options.

On April 7, 2006, the Compensation Committee of the Board of Directors approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan, of nonqualified stock options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. No option is currently vested or exercisable. These options were granted on such date. Each such option is scheduled to vest and become fully exercisable on April 7, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company recorded $0.1 million and $0.3 million of compensation expense during the quarter and nine months ended September 24, 2006, respectively, related to the options. None of these options were exercised and 11,889 of these options were forfeited during the quarter and nine months ended September 24, 2006.

On February 1, 2006, the Company entered into a restricted stock agreement for 70,000 shares with a member of management. The Company recorded $0.1 million of compensation expense during the nine months ended September 24, 2006 and will record compensation expense of $0.9 million over the five year vesting period.

The Company recorded $0.1 million and $0.3 million of compensation expense during the quarter and nine months ended September 24, 2006, respectively, related to the 705,100 nonqualified stock options granted to members of management in September 2005. None of these options were exercised and 10,956 of these options were forfeited during the quarter and nine months ended September 24, 2006. 87,500 of these options became fully vested on September 27, 2006.

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company recorded $0.3 million and $0.7 million in the quarter and nine months ended September 24, 2006, respectively, related to all stock-based compensation.

During the quarter and nine months ended September 25, 2005, the Company recorded $1.6 million and $12.0 million, respectively, of compensation expense related to restricted stock issued in January 2005. On October 18, 2005, the Board of Directors approved the vesting in full of all of the shares of restricted stock issued in January 2005.

On April 19, 2006, the Compensation Committee of the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company has reserved 308,866 shares of its common stock for issuance under the ESPP. Employees generally are eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of the Company or any of its designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees are permitted to acquire shares of common stock through payroll deductions within a percentage range of their salary as determined by the Company’s Compensation Committee. Such employee purchases are subject to maximum purchase limitations.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate on July 1, 2016 unless it terminates earlier under the terms of the ESPP. The Board of Directors and the Compensation Committee have the authority to amend, terminate or extend the term of the ESPP, except that no action may adversely affect any outstanding options previously granted under the plan and stockholder approval is required to increase the number of shares issued or to change the terms of eligibility. The Board of Directors and the Compensation Committee are able to make amendments to the ESPP as it determines to be advisable if the financial accounting treatment for the ESPP changes from the financial accounting treatment in effect on the date the ESPP was adopted by the Board of Directors. The Company believes that stock-based compensation associated with the ESPP will be approximately $0.1 million per year.

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Net Income (Loss) Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options using the treasury-stock method ($ in thousands, except shares and per share amounts):

	Quarter ended September 24, 2006	Quarter ended September 25, 2005
Numerator:
Net income	$52,945	$3,239
Less: accretion of preferred stock	—	479

Net income available to common stockholders	$52,945	$2,760

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	33,544,170	19,169,170

Effect of dilutive securities:
Stock options/restricted stock	181,373	—

Denominator for diluted net income per common share	33,725,543	19,169,170

Basic net income per common share	$1.58	$0.14

Diluted net income per common share	$1.57	$0.14

	Nine months ended September 24, 2006	Nine months ended September 25, 2005
Numerator:
Net income (loss)	$61,712	$(7,428)
Less: accretion of preferred stock	—	3,600

Net income (loss) available to common stockholders	$61,712	$(11,028)

Denominator:
Denominator for basic income (loss) per common share:
Weighted average shares outstanding	33,544,170	19,043,073

Effect of dilutive securities:
Stock options/restricted stock	37,925	—

Denominator for diluted net income (loss) per common share	33,582,095	19,043,073

Basic net income (loss) per common share	$1.84	$(0.58)

Diluted net income (loss) per common share	$1.84	$(0.58)

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. Total Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows ($ in thousands):

	Quarter ended September 24, 2006	Quarter ended September 25, 2005
Net income	$52,945	$3,239
Change in fair value of fixed price fuel contract	(177)	—

Comprehensive income	$52,768	$3,239

	Nine months ended September 24, 2006	Nine months ended September 25, 2005
Net income (loss)	$61,712	$(7,428)
Change in fair value of fixed price fuel contract	(477)	(129)

Comprehensive income (loss)	$61,235	$(7,557)

7. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	September 24, 2006	December 25, 2005
Vessels	$136,626	$135,164
Containers	28,105	27,420
Chassis	13,534	13,453
Cranes	14,230	13,997
Machinery and equipment	19,173	17,322
Facilities and land improvements	7,664	5,508
Software	30,860	30,149
Other	1,662	1,244

Total property and equipment	251,854	244,257
Accumulated depreciation	(65,215)	(43,660)

Property and equipment, net	$186,639	$200,597

8. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	September 24, 2006	December 25, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	23,532	23,158

Total intangibles with definite lives	225,007	224,633
Accumulated amortization	(50,214)	(33,131)

Net intangibles with definite lives	174,793	191,502
Goodwill	306,724	306,724

Intangible assets, net	$481,517	$498,226

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Accrued Liabilities

Other accrued liabilities consist of the following ($ in thousands):

	September 24, 2006	December 25, 2005
Marine operations	$12,946	$11,236
Terminal operations	13,984	9,537
Vessel and rolling stock rent	23,107	24,735
Vessel operations	19,040	22,049
Fuel	9,863	9,043
Bonus	7,195	8,347
Interest	12,037	6,636
Other liabilities	32,675	26,900

Total other accrued liabilities	$130,847	$118,483

10. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	September 24, 2006	December 25, 2005
Senior credit facility	$245,000	$246,875
9% senior notes	197,014	197,014
11% senior discount notes (a)	87,186	81,666
Notes issued by the owner trustees of the owner trusts and secured by mortgages on the vessels owned by such trusts	4,513	4,513

Total long-term debt	533,713	530,068
Less: current portion	(7,013)	(2,500)

Long-term debt, net of current	$526,700	$527,568

(a) During the nine months ended September 24, 2006, HL made a $1.3 million open market purchase of HLFHC’s 11% senior discount notes, which represented a $46,000 premium to the accreted value at the date of purchase.

11. Secondary Offerings

On September 15, 2006, the Company completed a secondary offering of 5,300,000 shares of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed the sale of a further 795,000 shares of common stock to the underwriters of the secondary offering pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under the secondary offering. The Company incurred approximately $0.8 million in fees associated with the secondary offering during the quarter ended September 24, 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations.

On June 16, 2006, the Company completed a secondary offering of 5,750,000 shares of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the sale of a further 862,500 shares of common stock to the underwriters of the secondary offering pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under the secondary offering. The Company incurred approximately $0.9 million in fees associated with the secondary offering during the quarter ended June 25, 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations in the nine months ended September 24, 2006.

12. Commitments and Contingencies

Environmental Contingency

During 1999, the Alaska State Department of Environmental Conservation (the “Department”) notified the predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company. In September 2005, HL engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. The third party completed the engagement during the fourth quarter of 2005 and submitted an underground storage tank removal report to the Department. The Department’s required sampling of the wells was conducted in April 2006 and additional bio-venting quality sampling was conducted in June 2006. The results of the well sampling were submitted to the Department in June 2006, and the results of the additional bio-venting quality sampling were submitted in July 2006. In addition, HL submitted a proposed monitoring plan to the Department. The Department reviewed the results and the proposed monitoring plan and has requested that HL (i) sample the wells and perform bio-venting monitoring twice a year, (ii) install two monitoring wells in the fall of 2006 and (iii) provide reports on an annual basis detailing the results of such monitoring and sampling. In conjunction with the approval by the Department of HL’s monitoring plan in the quarter ended September 24, 2006, HL reduced its reserve from $0.8 million to $0.2 million, the expected costs to perform such monitoring.

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

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The second action currently pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL has prepared and submitted its response to the DHX brief, and all parties are waiting for the court to schedule oral argument. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

Standby Letters of Credit

HL has standby letters of credit, primarily related to its agreements with Ship Finance International Limited (“SFL”) and its property and casualty insurance programs. On September 24, 2006 and December 25, 2005, amounts outstanding on these letters of credit totaled $37.2 million and $6.9 million, respectively.

SFL Agreements

In April 2006, we completed a series of agreements with SFL and certain of its subsidiaries that will enable us to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). All five of the new vessels are being built in a South Korean shipyard pursuant to contracts between the shipyard and various third parties (the “sellers”). To date, one of the vessels has been delivered and is trading by the seller until the second quarter 2007 when the vessel will be delivered to Horizon Lines. We expect the second new vessel will be delivered to us on November 30, 2006. We intend to sub-charter the vessel that will be delivered on November 30, 2006 to a third party for the period between delivery and the deployment in our trade routes in March 2007. The new vessels are expected to be deployed, over a five month period in 2007, on our trade routes between the U.S. west coast and Asia and Guam. This deployment will enable us to redeploy Jones Act qualified active vessels to other Jones Act routes. Upon the deployment of the new vessels, the redeployment of certain Jones Act qualified vessels, and the shifting of certain older vessels to our standby fleet, the average age of an active vessel in our fleet, will by reduced from 31 years to 20 years.

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

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by the Shipowners to an affiliated party for less than a different specified amount, HL has the right to purchase the new vessels for that different specified amount.

In order to facilitate our charter of the new vessels, our contractual arrangements with SFL and its subsidiaries include various agreements that support the obligations of SFL and its subsidiaries to the sellers under the memoranda of agreement and the syndicate of bank lenders led by Fortis that is providing the debt financing for the acquisition. In order for HL to secure certain of its obligations to SFL, SFL Holdings, and the SFL Shipowners under the Reimbursement Agreement, HL has delivered letters of credit to Fortis in an aggregate amount of $29.3 million. These letters of credit are comprised of $25.5 million issued as collateral for SFL’s obligations in respect of security deposits for three of the new vessels and $3.8 million issued as collateral for SFL’s obligations with respect to interest-rate swap breakage fees. These letters of credit will be cancelled upon the return by the sellers to SFL Holdings of the security deposits that the sellers received from SFL Holdings pursuant to certain of the memoranda of agreement. We expect $8.5 million in letters of credit to be cancelled in the fourth quarter of 2006.

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

13. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 158 (“FASB 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. FASB 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company’s benefit plans will require an offsetting adjustment to accumulated other comprehensive income in shareholders equity. The Company has a non-contributory pension plan covering approximately 27 union employees. The pension plan is in an underfunded status and the Company expects to record a decrease to accumulated other comprehensive income of approximately $0.7 million upon adoption. FASB 158 is effective for fiscal years ending after December 15, 2006.

In September 2006, the FASB issued FASB Statement No. 157 (“FASB 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of FASB 157 will have a material impact on its statement of operations.

HORIZON LINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes” (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated statement of operations or financial position.

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

Factors that may cause actual results to differ from expected results include: our substantial debt; restrictive covenants under our debt; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job-related claims; liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; delayed delivery or non-delivery of our new vessels; increased inspection procedures and tight import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the Jones Act; escalation of insurance costs; catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our significant stockholders; changes in tax laws or an interpretation thereof, an adverse tax audit and other tax matters; and legal or other proceedings to which we are, or may become, subject.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 25, 2005 as filed with the SEC or in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on September 13, 2006 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Executive Overview

	Quarter Ended September 24, 2006	Quarter Ended September 25, 2005	Nine Months Ended September 24, 2006	Nine Months Ended September 25, 2005
	($ in thousands)
Operating revenue	$304,657	$289,075	$869,438	$817,181
Operating expense	269,460	270,682	795,949	782,990

Operating income	$35,197	$18,393	$73,489	$34,191

Operating ratio	88.4%	93.6%	91.5%	95.8%
Revenue containers (units)	77,108	80,316	224,313	233,341

Operating revenue increased by $15.6 million or 5.4% from the quarter ended September 25, 2005 to the quarter ended September 24, 2006 and by $52.3 million or 6.4% from the nine months ended September 25, 2005 to the nine months ended September 24, 2006. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix and general rate increases, and increased bunker and intermodal fuel surcharges, more than offsetting some volume softness. In addition, the revenue growth in the nine month period ended September 24, 2006 is due to revenue increases from non-transportation and other revenue services.

Operating expense decreased by $1.2 million or 0.5% from the quarter ended September 25, 2005 to the quarter ended September 24, 2006 and increased by $13.0 million or 1.7% from the nine months ended September 25, 2005 to the nine months ended September 24, 2006 primarily as a result of higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, and an increase in rolling stock rent due to new container fleet leases. This nine month period increase is offset by a decrease in selling, general, and administrative expenses due to lower stock -based compensation charges, the elimination of the Castle Harlan management fee, and a decrease in variable operating costs as a result of lower revenue container volumes shipped.

Operating income increased by $16.8 million or 91.4% from the quarter ended September 25, 2005 to the quarter ended September 24, 2006 and by $39.3 million or 114.9% from the nine months ended September 25, 2005 to the nine months ended September 24, 2006. This increase in operating income is primarily due to revenue growth in excess of operating expense growth as well as a reduction in selling, general, and administrative expenses due to lower stock-based compensation charges and the elimination of the Castle Harlan management fee.

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

	Quarter Ended September 24, 2006	Quarter Ended September 25, 2005	Nine Months Ended September 24, 2006	Nine Months Ended September 25, 2005
Net income (loss)	$52,945	$3,239	$61,712	$(7,428)
Interest expense, net	12,226	12,936	36,250	39,174
Income tax expense (benefit)	(29,976)	2,202	(24,289)	2,428
Depreciation and amortization	15,807	16,900	48,871	50,885

EBITDA	$51,002	$35,277	$122,544	$85,059

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental United States to Alaska, Puerto Rico, and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the coastwise laws of the United States, also known as the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominately U.S. crews and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 23,500 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB 158, which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. FASB 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company’s benefit plans will require an offsetting adjustment to accumulated other comprehensive income in shareholders equity. The Company has a non contributory pension plan covering approximately 27 union employees. The pension plan is in an underfunded status and the Company expects to record a decrease to accumulated other comprehensive income of approximately $0.7 million upon adoption. FASB 158 is effective for fiscal years ending after December 15, 2006.

In September 2006, the FASB issued FASB 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated statement of operations or financial position.

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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter and nine months ended September 24, 2006. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 as filed with the SEC.

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

Quarter Ended September 24, 2006 Compared with the Quarter Ended September 25, 2005

	Quarter Ended September 24, 2006	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Operating revenue	$304,657	$289,075	5.4%
Operating expense:
Vessel	81,961	76,282	7.4%
Marine	48,729	49,514	(1.6)%
Inland	53,555	49,902	7.3%
Land	34,195	35,709	(4.2)%
Rolling stock rent	10,632	10,561	0.7%

Operating expense	229,072	221,968	3.2%
Selling, general and administrative	24,987	31,229	(20.0)%
Depreciation and amortization	12,445	13,085	(4.9)%
Amortization of vessel drydocking	3,362	3,815	(11.9)%
Miscellaneous expense, net	(406)	585	(169.4)%

Total operating expenses	269,460	270,682	(0.5)%

Operating income	$35,197	$18,393	91.4%

Operating ratio	88.4%	93.6%	(5.2)%
Revenue containers (units)	77,108	80,316	(4.0)%

Operating Revenue. Operating revenue increased to $304.7 million for the quarter ended September 24, 2006 compared to $289.1 million for the quarter ended September 25, 2005, an increase of $15.6 million or 5.4%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(10,171)
More favorable cargo mix and general rate increases	12,128
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	14,355
Decrease in other non-transportation services	(730)

Total operating revenue increase	$15,582

The decreased revenue due to revenue container volume declines is primarily due to overall soft market conditions in Puerto Rico, a delayed seafood season in Alaska, as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12.6% of total revenue in the quarter ended September 24, 2006 and approximately 8.3% of total revenue in the quarter ended September 25, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and in the first nine months of 2006 as a result of significant increases in the cost of fuel for our vessels, in addition to fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. Based on recent declines in fuel costs, we have decreased our fuel surcharges. The decrease in other non-transportation services is primarily due to decreases in equipment rentals to third parties.

Operating Expense. Operating expense increased to $229.1 million for the quarter ended September 24, 2006 compared to $222.0 million for the quarter ended September 25, 2005, an increase of $7.1 million, or 3.2%. The increase in operating expense primarily reflects the effect of rising fuel prices, offset by reduced expenses associated with lower container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $82.0 million for the quarter ended September 24, 2006 from $76.3 million for the quarter ended September 25, 2005, an increase of $5.7 million, or 7.4%. This $5.7 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$8,036
Reduction of vessel lease expense from vessel purchases	(1,490)
Labor and other vessel operating decreases	(867)

Total vessel expense increase	$5,679

The $8.0 million increase in vessel fuel costs is comprised of an increase of $9.4 million due to a 32.1% increase in fuel prices, offset by a decrease of $1.4 million due to lower fuel consumption. The decrease in fuel consumption and the $0.9 million decrease in vessel operating costs is primarily due to having one less vessel in service in Puerto Rico during the quarter ended September 24, 2006.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $48.7 million for the quarter ended September 24, 2006 from $49.5 million for quarter ended September 25, 2005, a decrease of $0.8 million, or 1.6%. This decrease in marine expenses can be attributed to a 4.0% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $53.6 million for the quarter ended September 24, 2006 from $49.9 million for the quarter ended September 25, 2005, an increase of $3.7 million, or 7.3%. Approximately $2.6 million of this increase was due to higher fuel surcharges primarily as a result of higher fuel costs, as rail, truck, and barge carriers have substantially increased their fuel surcharges period over period. Although total moves were lower in the quarter ended September 24, 2006 due to lower container volumes, the cost per move increased significantly due to higher miles per move. This, together with contractual rate increases for both rail and non-rail moves, accounts for the remaining $1.1 million increase in the quarter ended September 24, 2006.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarter Ended September 24, 2006	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$13,564	$14,254	(4.8)%
Terminal overhead	11,980	12,097	(1.0)%
Yard and gate	6,498	7,055	(7.9)%
Warehouse	2,153	2,303	(6.5)%

Total land expense	$34,195	$35,709	(4.2)%

Non-vessel related maintenance expenses decreased primarily due to a decline in maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005 and continued focus on identifying and implementing variable cost savings initiatives, offset by increased fuel costs of $0.4 million. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower revenue container volumes.

	Quarter Ended September 24, 2006	Quarter Ended September 25, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,731	$2,170	25.9%
Depreciation and amortization—other	4,824	6,026	(20.0)%
Amortization of intangible assets	4,890	4,889	0.0%

Total depreciation and amortization	$12,445	$13,085	(4.9)%

Amortization of vessel drydocking	$3,362	$3,815	(11.9)%

Depreciation and Amortization. Depreciation and amortization costs decreased by $0.6 million for the quarter ended September 24, 2006 as compared to the quarter ended September 25, 2005. The $1.2 million decrease in depreciation and amortization—other is primarily due to a decrease in leasehold improvements and in the number of containers. The decrease in leasehold improvement depreciation is primarily due to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005, and the associated reduction in leasehold improvements associated with these vessels. Depreciation of owned vessels increased by $0.6 million from the quarter ended September 25, 2005 to the quarter ended September 24, 2006, primarily due to the Horizon Enterprise and Horizon Pacific transaction mentioned above.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased $0.5 million, or 11.9%, to $3.4 million for the quarter ended September 24, 2006 from $3.8 million in the quarter ended September 25, 2005 due to more drydockings in 2004 and 2005 and to lower overall costs on recent drydockings.

Selling, General and Administrative. Selling, general and administrative costs decreased to $25.0 million for the quarter ended September 24, 2006 compared to $31.2 million for the quarter ended September 25, 2005, a decrease of $6.2 million or 20.0%. This decrease is comprised of a $1.3 million decrease in stock-based compensation expense, a decrease of approximately $1.8 million in transaction related expenses incurred in 2005, and a decrease of $8.2 million in Castle Harlan management fees. The management services and related fee provisions of a management agreement with Castle Harlan were terminated in conjunction with the Company’s initial public offering in September 2005. These decreases are offset by approximately $0.8 million of fees incurred in connection with the Company’s September 2006 secondary offering, approximately $2.2 million in higher legal and professional fees, and $2.1 million of other expenses, including insurance and labor related expenses.

Miscellaneous Expense (income), Net. Miscellaneous expense (income), net was approximately $0.4 million of income for the quarter ended September 24, 2006 compared to expense of $0.6 million in the quarter ended September 25, 2005, a decrease of $1.0 million. This decrease is primarily due to a $0.6 million decrease in environmental reserves related to contaminants from an underground storage tank in Anchorage, Alaska, and a decrease in bad debt expense.

Interest Expense, Net. Interest expense decreased to $12.2 million for the quarter ended September 24, 2006 compared to $12.9 million for the quarter ended September 25, 2005, a decrease of $0.7 million or 5.5%. This decrease is comprised of a $2.1 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes due 2012 (the “9% senior notes”) and $56.0 million principal amount of the 11% senior discount notes due 2013 (the “13% senior discount notes”) utilizing proceeds from the Company’s initial public offering in September 2005. This decrease is offset by a $1.3 million increase in interest expense under our senior credit facility due to a 200 basis point increase in interest rates in the quarter ended September 24, 2006 as compared to the quarter ended September 25, 2005.

Income Tax Expense. The Company’s effective tax rate for the quarter ended September 24, 2006 and September 25, 2005 was (130.5%) and 40.5%, respectively. During the quarter ended September 24, 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the corporate income tax on income from its qualifying shipping activities. This third quarter 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tax treatment. The impact of this election resulted in a decrease in income tax expense of approximately $39.4 million during the quarter ended September 24, 2006. Approximately $10.4 million and $19.9 million relate to the benefit reported on the 2005 federal income tax return and revaluation of the deferred taxes related to the qualifying activities, respectively. Excluding the impact of the benefit reported on the 2005 federal income tax return and revaluation of deferred taxes related to the qualifying activities, the Company’s effective tax rate for the quarter ended September 24, 2006 would be 15.2%.

Nine Months Ended September 24, 2006 Compared with the Nine Months Ended September 25, 2005

	Nine Months Ended September 24, 2006	Nine Months Ended September 25, 2005	% Change
	($ in thousands)
Operating revenue	$869,438	$817,181	6.4%
Operating expense:
Vessel	242,390	220,716	9.8%
Marine	143,946	146,786	(1.9)%
Inland	151,146	140,331	7.7%
Land	102,404	104,614	(2.1)%
Rolling stock rent	33,535	31,990	4.8%

Operating expense	673,421	644,437	4.5%
Selling, general and administrative	72,680	85,863	(15.4)%
Depreciation and amortization	37,539	38,526	(2.6)%
Amortization of vessel drydocking	11,332	12,359	(8.3)%
Miscellaneous expense, net	977	1,805	(45.9)%

Total operating expenses	795,949	782,990	1.7%

Operating income	$73,489	$34,191	114.9%

Operating ratio	91.5%	95.8%	(4.3)%
Revenue containers (units)	224,313	233,341	(3.9)%

Operating Revenue. Operating revenue increased to $869.4 million for the nine months ended September 24, 2006 compared to $817.2 million for the nine months ended September 25, 2005, an increase of $52.3 million or 6.4%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(27,977)
More favorable cargo mix and general rate increases	34,442
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	42,079
Growth in other non-transportation services	3,713

Total operating revenue increase	$52,257

The decreased revenue due to revenue container volume declines for the nine months ended September 24, 2006 compared to the nine months ended September 25, 2005 is primarily due to overall soft market conditions in Puerto Rico as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in the nine months ended September 24, 2006 and approximately 8% of total revenue in the nine months ended September 25, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and in the first nine months of 2006, as a result of significant increases in the cost of fuel for our vessels and as a result of fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into the base transportation rates that we charge. The growth in other non-transportation services is primarily due to increases in terminal services provided to third parties and to an increase in space charter revenue not included in transportation revenue, offset slightly by a decrease in equipment rental income.

Operating Expense. Operating expense increased to $673.4 million for the nine months ended September 24, 2006 compared to $644.4 million for the nine months ended September 25, 2005, an increase of $29.0 million or 4.5%. The increase in operating expense primarily reflects the effect of rising fuel prices, and an increase in rolling stock rent, offset by lower expenses associated with lower container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $242.4 million for the nine months ended September 24, 2006 from $220.7 million for the nine months ended September 25, 2005, an increase of $21.7 million or 9.8%. This $21.7 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$28,894
Reduction of vessel lease expense from vessel purchases	(5,014)
Labor and other vessel operating expense decreases	(2,206)

Total vessel expense increase	$21,674

The $28.9 million increase in fuel costs is comprised of an increase of $32.5 million due to a 38.9% increase in fuel prices, offset by a decrease of $3.6 million due to lower fuel consumption. Approximately $0.9 million of the other vessel operating decreases is due to expiration of the construction differential subsidy restrictions on two of the three vessels originally subject to these operating restrictions in 2005 and the expiration in January 2006 for the third vessel. The remaining $1.3 million decrease in vessel operating costs is primarily due to having one less vessel in service in Puerto Rico during the nine months ended September 24, 2006, slightly offset by higher labor and other vessel operating increases.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $143.9 million for the nine months ended September 24, 2006 from $146.8 million for the nine months ended September 25, 2005, a decrease of $2.8 million or 1.9%. This decrease in marine expenses can be attributed to a 3.9% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $151.1 million for the nine months ended September 24, 2006 from $140.3 million for the nine months ended September 25, 2005, an increase of $10.8 million or 7.7%. Approximately $7.3 million of this increase is due to higher fuel costs, as rail, truck, and barge carriers have substantially increased their fuel surcharges period over period.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Nine months Ended September 24, 2006	Nine months Ended September 25, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$40,007	$41,516	(3.6)%
Terminal overhead	36,596	35,954	1.8%
Yard and gate	19,664	20,461	(3.9)%
Warehouse	6,137	6,683	(8.2)%

Total land expense	$102,404	$104,614	(2.1)%

Non-vessel related maintenance expenses decreased primarily due to lower maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005 and other new container equipment added to our fleet in 2006. This decrease is partially offset by an increase of $1.4 million in fuel costs. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to decreased revenue container volumes.

	Nine months Ended September 24, 2006	Nine months Ended September 25, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$8,169	$6,562	24.5%
Depreciation and amortization—other	14,699	17,293	(15.0)%
Amortization of intangible assets	14,671	14,671	0.0%

Total depreciation and amortization	$37,539	$38,526	(2.6)%

Amortization of vessel drydocking	$11,332	$12,359	(8.3)%

Depreciation and Amortization. Depreciation of owned vessels increased by $1.6 million from the nine months ended September 25, 2005 to the nine months ended September 24, 2006. This increase is due to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005. The $2.6 million decrease in depreciation and amortization-other is primarily due to a decrease in depreciation of leasehold improvements and containers. The decrease in leasehold improvements is due to the write-off of certain leasehold improvements made prior to the acquisition of the rights and beneficial interests in the aforementioned trusts in September 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased $1.0 million, or 8.3% for the nine months ended September 24, 2006 from the nine months ended September 25, 2005 due to an increased number of drydockings in 2004 and 2005 and to lower overall costs on recent drydockings.

Selling, General and Administrative. Selling, general and administrative costs decreased to $72.7 million for the nine months ended September 24, 2006 compared to $85.9 million for the nine months ended September 25, 2005, a decrease of $13.2 million or 15.4%. This decrease is comprised of an $11.4 million decrease in stock-based compensation expense, $1.9 million in other transaction related expenses, and $9.7 million in management fees. The management fee expenses related to the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Such management agreement was terminated in conjunction with the Company’s initial public offering in September 2005. These decreases are offset by approximately $1.7 million of fees incurred in connection with the Company’s secondary offerings, approximately $3.2 million in higher legal and professional fees, and $4.9 million of other expenses, including labor related and insurance expenses. The stock based compensation charges in the 2005 period related to the restricted stock issued in January 2005.

Miscellaneous Expense, Net. Miscellaneous expense decreased to $1.0 million for the nine months ended September 24, 2006 compared to $1.8 million for the nine months ended September 25, 2005, a decrease of $0.8 million, or 45.9%. This decrease is primarily due to a $0.6 million decrease in environmental reserves related to contaminants from an underground storage tank in Anchorage, Alaska, and an increase in gain on the sale of fixed assets.

Interest Expense, Net. Interest expense decreased $2.9 million, or 7.5%, in the nine months ended September 24, 2006. This decrease is comprised of a $6.2 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes and $56.0 million principal amount of the 11% senior discount notes utilizing proceeds from the Company’s initial public offering in September 2005. This decrease is offset by a $3.4 million increase in interest expense under our senior credit facility due to a 195 basis point increase in interest rates in the nine months ended September 24, 2006 as compared to the nine months ended September 25, 2005.

Income Tax Expense. The Company’s effective tax rate was (64.9%) and (48.6%) for the nine months ended September 24, 2006 and September 25, 2005, respectively. During the quarter ended September 24, 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This third quarter 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tax treatment. The impact of this election resulted in a decrease in income tax expense of approximately $39.4 million during the nine months ended September 24, 2006. Approximately $10.4 million and $ 19.9 million relate to the benefit reported on the 2005 federal income tax return and revaluation of the deferred taxes related to the qualifying activities, respectively. Excluding the impact of the benefit reported on the 2005 federal income tax return and revaluation of deferred taxes related to the qualifying activities, the Company’s effective tax rate for the nine months ended September 24, 2006 would be 15.2%. The difference between the combined federal and state statutory tax rates and the overall effective tax rate for the nine months ended September 25, 2005 is related primarily to permanent differences resulting from stock-based compensation.

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.

Liquidity and Capital Resources

Our principal sources of funds have been earnings before non-cash charges, borrowings under debt arrangements, and equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, and (vi) dividend payments to our common stockholders. Cash and cash equivalents totaled $81.9 million at September 24, 2006. As of September 24, 2006, $12.8 million was available for borrowing by us under the existing $50.0 million revolving credit facility, after taking into account $37.2 million utilized for outstanding letters of credit.

Operating Activities

	Nine Months Ended September 24, 2006	Nine Months Ended September 25, 2005
	($ in thousands)
Cash flows provided by operating activities
Net income (loss)	$61,712	$(7,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,868	23,855
Amortization of other intangible assets	14,671	14,671
Amortization of vessel drydocking	11,332	12,359
Amortization of deferred financing costs	2,413	2,528
Deferred income taxes	(22,763)	1,818
Stock-based compensation	686	12,039
Accretion of interest on 11% senior discount notes	6,796	9,384

Subtotal	36,003	76,654

Earnings adjusted for non-cash charges	97,715	69,226
Changes in operating assets and liabilities:
Accounts receivable	(29,579)	(26,095)
Materials and supplies	1,254	(4,112)
Other current assets	(3,877)	766
Accounts payable	3,991	(1,666)
Accrued liabilities	14,398	19,366
Other assets / liabilities	(4,932)	(1,296)

Changes in operating assets and liabilities	(18,745)	(13,037)

Gain on equipment disposals	(471)	(253)
Vessel drydocking payments	(13,703)	(12,621)

Net cash provided by operating activities	$64,796	$43,315

Net cash provided by operating activities increased by $21.5 million to $64.8 million for the nine months ended September 24, 2006 compared to $43.3 million of net cash provided by operating activities for the nine months ended September 25, 2005. This increase is primarily driven by improved profitability after non-cash charges. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion, and other non-cash operating activities resulted in cash flow generation of $97.7 million for the nine months ended September 24, 2006 compared to $69.2 million for the nine months ended September 25, 2005. Changes in working capital resulted in a use of cash of $18.7 million for the nine months ended September 24, 2006 compared to a use of cash of $13.0 million for the nine months ended September 25, 2005. The other current assets working capital use is primarily due to an increase in prepaid insurance. The increase in accrued liabilities is primarily due to timing of interest payments and expenses associated with the secondary offering. The increase in accounts receivable balances in the first nine months of 2006 and 2005 is due to seasonality within the business. The accounts receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter. The other assets/liabilities working capital use is primarily due to $3.2 million of costs associated with the Company’s contractual arrangements with SFL.

Investing Activities

Net cash used in investing activities was $8.8 for the nine months ended September 24, 2006 compared to $28.6 million for the nine months ended September 25, 2005. Approximately $25.2 million of the capital expenditures in the nine months ended September 25, 2005 is comprised of the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels. Excluding this expenditure, capital expenditures increased approximately $6.1 million in 2006 as compared to 2005. Capital expenditures in 2006 primarily relate to the acquisition of containers, a container handler, and capital expenditures relating to the redevelopment of the San Juan, Puerto Rico terminal.

Financing Activities

Net cash used for financing activities during the nine months ended September 24, 2006 was $15.6 million compared to $7.5 million for the nine months ended September 25, 2005. The net cash used for financing activities during the nine months ended September 24, 2006 includes $11.1 million in dividends to common stockholders, the payment of $1.0 million in financing costs related to fees associated with amendments to HL and HLHC’s senior credit facility, and a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including entering into lease transactions for new vessels, purchasing vessels upon the expiration of vessel operating leases, and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment, for the next twelve months are expected to total approximately $25.0 million. In addition, expenditures for vessel drydocking payments are estimated at $20.0 million for the next twelve months.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of September 24, 2006 (1) are as follows ($ in thousands):

	Total Obligations	Remaining 2006	2007	2008	2009	2010	After 2010
Principal obligations:
Senior credit facility	$245,000	$625	$2,500	$2,500	$2,500	$60,625	$176,250
Notes issued by owner trustees	4,513	—	4,513	—	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
11% senior discount notes	102,505	—	—	—	—	—	102,505
Operating leases	344,353	15,661	81,670	39,504	38,051	36,665	132,802
Capital lease obligations	402	48	193	161	—	—	—

Subtotal	893,787	16,334	88,876	42,165	40,551	97,290	608,571

Interest obligations:
Senior credit facility	88,165	6,820	19,432	18,734	18,408	17,941	6,830
Notes issued by owner trustees	240	—	240	—	—	—	—
9% senior notes	112,297	8,866	17,731	17,731	17,731	17,731	32,507
11% senior discount notes	56,380	—	—	5,638	11,276	11,276	28,190

Subtotal	257,082	15,686	37,403	42,103	47,415	46,948	67,527

Total principal and interest	$1,150,869	$32,020	$126,279	$84,268	$87,966	$144,238	$676,098

Other commercial commitments:
Standby letters of credit (2)	$37,209	$—	$29,338	$—	$7,871	$—	$—
Surety bonds (3)	7,577	7,573	1	—	3	—

Other commercial commitments	$44,786	$7,573	$29,339	$—	$7,874	$—	$—

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of September 24, 2006 upon the London Inter-Bank Offered Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012. Interest on the 11% senior discount notes is fixed. However, no cash interest will accrue prior to April 1, 2008. Thereafter, cash interest will accrue at a rate of 11.0% per annum and will be payable on April 1 and October 1 of each year, commencing on October 1, 2008 and continuing until maturity on April 1, 2013.
(2)	The standby letters of credit include $29.3 million in letters of credit that serve as collateral related to the SFL agreements, $4.6 million in letters of credit that serve as collateral on state workers compensation and auto liability policies, and $3.3 million in letters of credit that serve as security for all bonds excluding U.S. Customs bonds.
(3)	$5.3 million is U.S. customs bonds, $1.1 million is bonds for payment of taxes levied under the Excise Tax Act of the Commonwealth of Puerto Rico of 1987, and the remaining $1.2 million is utility or lease bonds. The Company has the financial ability and intention to satisfy its obligations.

SFL Agreements

Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the April 2006 financial transactions with SFL, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction are as follows ($ in millions):

Annual operating lease obligations (a)	$32.0
Letters of credit (b)	$29.3
Residual guarantee (c)	$3.8
Security deposits guarantee (d)	$0.2

(a)	Such operating lease obligations will commence throughout 2007 as the vessels are delivered and the bareboat charters commence. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel. The aggregate annual charter hire for the vessels under the SFL agreement is based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The Shipowners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery date or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the Shipowners is changed due to any of the above reasons, the aggregate annual charter hire will also change.
(b)	The letters of credit were issued in April 2006 to secure certain obligations under the Reimbursement Agreement. To obtain the letters of credit, HL, together with HLHC, UBS AG, Stamford Bank, as administrative agent, UBS AG, Stamford Branch, as issuing bank, and certain lenders, entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement, dated as of April 7, 2006, (the “Pre-Existing Horizon Credit Agreement”). Amendment No. 2 amended the Pre-Existing Horizon Credit Agreement by, among other things, (i) increasing the aggregate amount of letters of credit permitted under the Pre-Existing Horizon Credit Agreement from $20.0 million to $41.0 million and (ii) permitting HL or any of its subsidiaries to guarantee, directly or indirectly, up to $42.5 million of the obligations of SFL and/or any of its subsidiaries or affiliates in connection with the charter by HL of the vessels from the Shipowners.
(c)	If HL elects not to purchase the vessels at the end of the initial twelve year period and the Shipowners sell the vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per vessel. Such residual guarantee will be recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet upon commencement of the bareboat charters.
(d)	Pursuant to the Agreement to Acquire and Charter and the Reimbursement Agreement, HL has agreed to reimburse SFL, SFL Holdings, and the Shipowners for their respective losses if there is a default by SFL Holdings as the buyer under the MoAs except under certain circumstances. The losses covered include forfeiture of SFL’s security deposits, any damage claims made against SFL Holdings by the sellers under the MoAs (to the extent such claims exceed SFL’s Security Deposits), any liabilities of SFL and the Shipowners to Fortis for any draws on the letters of credit, any interest due under Fortis’s credit agreement as a result of any such draws, and any interest-rate swap breakage fees. In addition, SFL Holdings has the right, under certain circumstances, to require HL to assume its obligations to the sellers under the MoAs. Such security deposits guarantee is recorded on the balance sheet as of September 24, 2006.

Long-Term Debt

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders. The senior credit facility, as amended and restated, and subsequently amended by Amendment No. 2, consists of (i) a $50.0 million revolving credit facility and (ii) a $250.0 million term loan facility. We expect that we will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and after certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of September 24, 2006 or December 25, 2005. However, $37.2 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of September 24, 2006.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $58.8 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at HL and HLHC’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at September 24, 2006 approximated 7.75%. HL and HLHC are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires HL and HLHC to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and HLHC were in compliance with all such covenants as of September 24, 2006. The senior credit facility is secured by the assets of HL and HLHC. The 9% senior notes and the 11% senior discount notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends, and restrictions customary in such agreements.

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

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of September 24, 2006, the Company and HL had outstanding a $245.0 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the term loan. HLHC and HL also have a revolving credit facility that provides for borrowings of up to $50.0 million. As of September 24, 2006, no amounts were outstanding under the revolving credit facility.

Credit Ratings

As of September 24, 2006, Moody’s Investors Service and Standard and Poor’s Ratings Services assigned the following credit ratings to our outstanding debt:

Debt/Rating Outlook:

	Moody’s	Standard & Poor’s
Senior secured credit facility	Ba2, LGD2, 20%	B
9% senior notes due 2012	B3, LGD4, 69%	CCC+
11% senior discount notes due 2013	Caa1, LGD6, 94%	CCC+
Rating outlook	Stable, PD	Positive

In September 2006, Moody’s Investors Service (“Moody’s”) implemented its new Probability-of-Default (“PD”) and Loss-Given-Default (“LGD”) rating methodologies for the transportation sector. PD ratings are assigned only to issuers, not specific debt instruments, and use the standard Moody’s alpha-numeric scale. They express Moody’s opinion about the likelihood that any entity within a corporate family will default on any of its debt obligations. LGD assessments are assigned to individual rated debt issues and are expressed as a percentage of principal and interest at the resolution of default, with assessments ranging from LGD1 (loss expected to be 0%-9%) to LGD6 (loss anticipated to be 90%-100%).

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the quarter and nine months ended September 24, 2006 is as follows ($ in thousands):

	Quarter Ended September 24, 2006	Nine Months Ended September 24, 2006
Pretax income	$22,969	$37,423
Interest expense	13,023	37,760
Rentals	5,821	17,579

Total fixed charges	$18,844	55,339

Pretax earnings plus fixed charges	$41,813	92,762

Ratio of earnings to fixed charges	2.22x	1.68x

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

4. Co ntrols and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 24, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended September 24, 2006.

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

P ART II. OTHER INFORMATION

1. Legal Proceedings

During the quarter ended September 24, 2006, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.

1A. Risk Factors

During the quarter ended September 24, 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. Changes in tax laws or an interpretation thereof, adverse tax audits, and other tax matters may impact future results. Other than election of the tonnage tax, there have been no material changes to risk factors since those previously disclosed in the Company’s prospectus filed with the SEC pursuant to Rule 424 (b)(4) on September 13, 2006.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Submission of Matters to a Vote of Security-Holders

None.

5. Other Information

None.

6. Exhibits

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

Date: October 30, 2006

HORIZON LINES, INC.
By:	/S/ M. MARK URBANIA
M. Mark Urbania
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)