Form 10-K
period 2006-12-24
Horizon Lines, Inc.
filed 2007-03-02
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 24, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                      Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.                                                                                      Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein, and will not be contained, the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                       Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $371.4 million.

As of February 28, 2007, 33,661,202 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007

Horizon Lines, Inc.

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K (including the exhibits hereto) contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include: our substantial debt; restrictive covenants under our debt agreements; decreases in shipping volumes; our failure to renew

(i)

our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; delayed delivery or non-delivery of one or more of our new vessels; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application, adverse tax audits and other tax matters; and legal or other proceedings to which we are or may become subject.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-K (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See the section entitled “Risk Factors”, beginning on page 12 of this Form 10-K, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this Form 10-K are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

(ii)

Part I.

Item 1. Business

Our Company

Horizon Lines, Inc., a Delaware corporation, (the “Company”; and together with its subsidiaries, “We”) was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in Horizon Lines Holding Corp., a Delaware corporation (“HLHC” or “Horizon Lines Holding”). The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions” or “merger,” included a merger whereby Horizon Lines Holding became a direct wholly-owned subsidiary of the Company. The Company was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). HLHC operates as a holding company for Horizon Lines, LLC (“HL” or “Horizon Lines”), a Delaware limited liability company that is the Company’s principal operating subsidiary and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation. On December 6, 2004, H-Lines Finance Holding Corp. (“HLFHC” or “H-Lines Finance”) was formed as a direct wholly-owned subsidiary of the Company and Horizon Lines Holding became a direct, wholly owned subsidiary of H-Lines Finance. HLFHC was formed to issue 11% senior discount notes due 2013 (the “11% senior discount notes”). During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company.

Our long operating history dates back to 1956, when Sea-Land Service, Inc. (“Sea-Land”) pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, HLHC’s former parent, CSX Corporation sold the international marine container operations of Sea-Land to the A.P. Møller Maersk Group (“Maersk”) and HLHC continued to be owned and operated as CSX Lines, LLC, a subsidiary of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (“Predecessor A”), and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to the three non-contiguous Jones Act markets, Alaska, Hawaii and Puerto Rico, and to Guam. With 17 vessels and approximately 23,300 cargo containers, we operate the largest Jones Act containership fleet, providing comprehensive shipping and sophisticated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our own terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan. We also offer inland cargo trucking and logistics for our customers through our own trucking operations on the U.S. west coast and our relationships with third-party truckers, railroads, and barge operators in our markets.

We ship a wide spectrum of consumer and industrial items used everyday in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the expanding populations in our markets, thereby providing us with a stable base of growing demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 37% of revenue and our largest customer accounting for approximately 8% of revenue.

2006 Developments

On December 14, 2006 the Company made a $25 million voluntary prepayment of its term loan under its senior credit facility.

On December 12, 2006, the senior credit facility under which Horizon Lines Holding and Horizon Lines are co-borrowers, and their respective subsidiaries are guarantors, was amended (as so amended, “the senior credit facility”). The primary components of this amendment included: 1) increasing the revolving credit facility to $75 million; 2) increasing the additional term loan borrowing availability to $75 million; 3) raising the annual capital spending limit to $40 million, exclusive of vessel and equipment lease buyouts; 4) allowing for 100% carryover of unutilized permitted annual capital spending; 5) increasing maximum restricted payments on a rolling four quarters basis to $36 million; 6) providing 100% credit for voluntary loan prepayments on the required annual excess cash flow sweep now commencing in 2007; and 7) increasing permitted acquisitions to $120 million annually and to $200 million over the life of the facility. The pre-amendment senior credit facility consisted of a $250 million term loan and a $50 million revolving credit facility.

On December 1, 2006, we announced the renewal and extension of all of our principal commercial and operating arrangements with Maersk. In connection therewith, each of the following material agreements was amended (the “Amendments”): (i) the TP1 Space Charter and Transportation Service Contract, dated May 9, 2004 between A.P. Møller-Maersk A/S and Horizon Lines, LLC, (ii) the Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC and (iii) the Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC. The Amendments, among other things, (i) extend the term of each of these agreements until December 10, 2010 and (ii) extend the scope of the services provided pursuant to these agreements to take into account our expanded service between the U.S. west coast and Asia and Guam, which service is expected to begin in the first quarter of 2007 with the deployment of the five new vessels.

On November 30, 2006, we took delivery of the Horizon Hunter from the Hyundai Mipo shipyard in South Korea. The Horizon Hunter is the first of five new, U.S.-flag, foreign built, sister vessels (“new vessels”) that we are chartering from subsidiaries of Ship Finance International Limited (collectively, “SFL”) under definitive long-term charters and related agreements finalized on April 11, 2006 (the “new fleet enhancement initiative”). Each vessel has gross tonnage of 28,592 tons and a capacity of 2,824 TEUs, and is capable of a service speed of 23 knots. The new vessels will be deployed in Horizon Lines’ Transpacific (“TP1”) service linking the U.S. west coast with Guam and Asia commencing in the first half of 2007. The Horizon Hunter is being sub-chartered to international container ship operators until its deployment in our TP1 service. The redeployment is expected to provide additional Jones Act capacity to meet seasonal and dry dock needs, as well as to respond to potential new revenue opportunities such as coastwise container services. Upon the delivery of these five vessels by the end of the first half of 2007, the average age of our active vessels will be reduced from 31 years to 20 years.

On November 15, 2006, the Company filed an automatic shelf registration statement on Form S-3. The shelf registration statement, which became effective upon filing with the U.S. Securities and Exchange Commission, registered for resale (and other dispositions) 2,678,894 outstanding shares of the Company’s common stock. All of these shares were held by CHP IV, L.P. and its co-investor Stockwell Fund, L.P. and their respective affiliates and associates (the “existing selling stockholders”). The Company has not received (and will not receive) any proceeds from any resales or other dispositions under this shelf registration statement. The existing selling stockholders priced and sold a registered public secondary offering of 2,355,083 shares of the Company’s common stock pursuant to the shelf registration statement.

In September and June 2006, the Company completed secondary offerings of 5,300,000 shares and 5,750,000 shares, respectively, of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed the sale of a further 795,000 shares and 862,500 shares, respectively, of common stock to the underwriters of these secondary offerings pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under these secondary offerings.

In September 2006, the Company elected the application of an elective alternative tax on qualifying shipping activities (“tonnage tax”) instead of the federal corporate income tax on income from its qualifying shipping activities. Qualifying shipping activities are defined as operations of a U.S. flag vessel in U.S. foreign trade. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return. The impact of the tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during 2006. Approximately $11.0 million and $18.8 million relate to the 2005 reduction in income tax expense and to the revaluation of deferred taxes related to the qualifying activities, respectively.

In 2006, we formed a dedicated team of employees to develop and implement a program (“Horizon Edge”) over the next two and a half years, with the combined goals of reducing operating costs and enhancing customer focus and service efficiency. With the assistance of outside advisors, we are targeting improvements in maintenance management, marine productivity, supply chain management and information technology.

The Jones Act

Over 90% of our revenue is generated from our shipping and logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act, or other U.S. maritime cabotage laws.

The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Our trade routes between Alaska, Hawaii and Puerto Rico and the continental U.S. represent the three non-contiguous Jones Act markets. Vessels operating on these trade routes are required to be fully qualified Jones Act vessels. Other U.S. maritime laws require vessels operating on the trade routes between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S.-crewed, but not U.S.-built.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, each accounting for approximately 40% of total container loads traveling from the continental U.S. to Alaska. Horizon Lines and TOTE serve the Alaska market. We are also only one of two container shipping companies currently serving the Hawaii and Guam markets with an approximate 36% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 35% and 52% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. Horizon Lines and Matson Navigation Co (“Matson”) serve the Hawaii and Guam market. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 35% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, Horizon Lines and Sea Star Lines (“Sea Star”). Sea Star is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

The U.S. container shipping industry as a whole is experiencing rising customer expectations for real-time shipment status information and the on-time pick-up and delivery of cargo, as customers seek to optimize efficiency through greater management of the delivery process of their products. Commercial and governmental customers are increasingly requiring the tracking of the location and status of their shipments at all times and have developed a strong preference to retrieve information and communicate using the Internet. We recently established a fully-functional intermodal active radio frequency identification (“RFID”) solution providing customers real-time shipment visibility during all phases of transit. The active RFID-based real-time tracking system, when matched with Horizon’s industry-leading web-based event management system, offers shipment visibility and supply chain efficiencies by providing real-time detailed shipment information throughout the container’s transit from origin loading facility through to final destination. A broad range of domestic and foreign governmental agencies are also increasingly requiring access to shipping information in automated formats for customs oversight and security purposes.

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

Sales and Marketing

We manage a sales and marketing team of 114 employees strategically located in our various ports, as well as in seven regional offices across the continental U.S., from our headquarters in Charlotte, North Carolina. Senior sales and marketing professionals in Charlotte are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also centrally coordinated from Charlotte and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Renton is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets.

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

Customers

We serve a diverse base of long-standing, established customers consisting of many of the world’s largest consumer and industrial products companies. Such customers include Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. In addition, we serve several agencies of the U.S. government, including the Department of Defense and the U. S. Postal Service.

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and logistics company serving all three non-contiguous Jones Act markets and Guam. Approximately 59% of our transportation revenue in 2006 was derived from customers shipping with us in more than one of our markets with approximately 36% of our transportation revenue in 2006 being derived from customers shipping with us in all three markets.

We generate most of our revenue through non-exclusive customer contracts with pre-specified rates and volumes and with durations ranging from one to six years, providing stable revenue streams. In addition, our relationships with our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 29 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. Our customer base is broad with no significant concentration by customer or type of cargo shipped. For 2006, our top ten largest customers represented approximately 31% of transportation revenue, with the largest customer accounting for approximately 7% of transportation revenue. During 2006, our top ten largest customers comprised approximately 37% of total revenue, with our largest customer accounting for approximately 8% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industry are approximations based on the good faith estimates of our management, which are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial data and industry and market data presented herein are for a period ending in 2006.

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

Vessel Fleet

Our management team adheres to an effective strategy for the maintenance of our vessels. Early in our 50-year operating history, when we pioneered Jones Act container shipping, we recognized the vital importance of maintaining our valuable Jones Act qualified vessels. Our on-shore vessel management team carefully manages all of our ongoing regular maintenance and drydocking activity. We maintain our vessels according to our own strict maintenance procedures, which meet or exceed U.S. government requirements. All of our vessels are regulated pursuant to rigorous standards promulgated by the U.S. Coast Guard and subject to periodic inspection and certification, for compliance with these standards, by the American Bureau of Shipping, on behalf of the U.S. Coast Guard. Our procedures protect and preserve our fleet to the highest standards in our industry and enable us to preserve the usefulness of our ships. During each of the last four years, our vessels have been in operational condition, ready to sail, over 99% of the time when they were required to be ready to sail.

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 24, 2006. Our vessel fleet consists of 17 vessels of varying classes and specification, 14 of which are actively deployed, two of which are spare vessels available for dry-dock relief and one of which is currently on charter.

Vessel Name	Market	Year Built	TEU(1)	Reefer Capacity(2)	Max. Speed	Owned/ Chartered	Charter Expiration
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Navigator	Hawaii & Guam	1972	2,386	100	21.0 kts	Owned	—
Horizon Trader	Hawaii & Guam	1972	2,386	100	21.0 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	100	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Consumer	Hawaii & Guam	1973	1,751	170	22.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Discovery	Puerto Rico	1968	1,442	70	21.2 kts	Owned	—
Horizon Crusader(4)	Puerto Rico	1969	1,376	70	21.2 kts	Owned	—
Horizon Hawaii	Puerto Rico	1973	1,420	170	22.5 kts	Owned	—
Horizon Hunter(5)	Transpacific	2006	2,824	586	23.0 kts	Chartered	30-Nov-18

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)

Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.

(3)	Serves as a spare vessel available for deployment in any of our markets and also serves the Alaska trade from June through August.
(4)	Serves as a spare vessel available for deployment primarily in the Puerto Rico trade.
(5)	On sub-charter until expected deployment in our TP1 service in March 2007.

On September 12, 2005, Horizon Lines acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which Horizon Lines operates such vessels. Horizon Lines repaid the $4.5 million indebtedness assumed in connection with this acquisition in January 2007.

As discussed in “2006 Developments”, in 2007, we have charted one and will charter four new U.S. flag, foreign built vessels for 12 year terms from SFL. We will redeploy certain of our existing Jones Act vessels to other trade routes and will reserve other existing Jones Act vessels to meet seasonal and dry-dock needs. We expect that after deployment of the new vessels and redeployment of existing vessels, that 16 of our 21 vessels will be active, and the remaining five will be available for seasonal and dry dock needs and to respond to potential new revenue opportunities.

Our Vessel Charters

Four of our vessels are leased, or chartered, by certain of our subsidiaries pursuant to charters with termination dates for three of our vessels on January 2, 2015 and on November 30, 2018 for the remaining vessel. Under the charter for each chartered vessel, these subsidiaries generally have the following options in connection with the expiration of the charter: (i) purchase the vessel for its fair market value, (ii) extend the charter for an agreed upon period of time at a fair market value charter rate or, (iii) return the vessel to its owner.

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

Our Container Fleet

As summarized in the table below, our container fleet consists of owned and leased containers of different types and sizes as of December 24, 2006:

Container Type	Owned	Leased	Combined
20’ Standard Dry	44	667	711
20’ Flat Rack	2	—	2
20’ Miscellaneous	52	—	52
20’ Tank	1	—	1
40’ Standard Dry	150	1,682	1,832
40’ Flat Rack	364	312	676
40’ High-Cube Dry	1,317	6,886	8,203
40’ Standard Insulated	26	—	26
40’ High-Cube Insulated	406	—	406
40’ Standard Opentop	—	100	100
40’ Miscellaneous	63	—	63
40’ Tank	3	—	3
40’ Car Carrier	165	—	165
40’ Standard Reefer	4	—	4
40’ High-Cube Reefer	1,628	4,023	5,651
45’ High-Cube Dry	1,459	3,240	4,699
45’ High-Cube Insulated	474	—	474
45’ High-Cube Reefer	—	202	202

Total	6,158	17,112	23,270

All of our container leases are operating leases.

Maersk Arrangements

In connection with the sale of the international marine container operations of Sea-Land by our former parent, CSX Corporation, to Maersk, in December 1999, our predecessor, CSX Lines, LLC and certain of its subsidiaries entered into a number of commercial agreements with Maersk that encompass terminal services, equipment sharing, sales agency services, trucking services, cargo space charters, and transportation services. These agreements, which were renewed and amended in December 2006, generally are now scheduled to expire at the end of 2010. Maersk is our terminal service provider in the continental U.S., at our ports in Elizabeth, New Jersey, Jacksonville, Florida, Houston, Texas, Tacoma, Washington, and Oakland and Los Angeles, California. We are Maersk’s terminal operator in Hawaii, Guam, Alaska and Puerto Rico. We share containers with Maersk and also pool chassis and generator sets with Maersk. We are Maersk’s sales agent in Alaska and Puerto Rico, and Maersk serves as our sales agent in Canada. On the U.S. west coast, we provide trucking services for Maersk.

Under our cargo space charter and transportation service agreements with Maersk, we currently operate five Jones Act vessels that sail from the U.S. west coast to Hawaii, continuing from Hawaii on to Guam, and then from Guam on to Hong Kong and Kaohsiung, with a return trip to Tacoma, Washington, and Oakland, California. We utilize Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of these containers are then unloaded. We then ship the empty Maersk containers onwards to the two ports in Asia. When these vessels arrive in Asia, Maersk unloads these empty containers and replaces them with loaded containers on our vessels for the return trip to the U.S. west coast. We use Maersk equipment on our service to Hawaii from our U.S. west coast ports as well as from select U.S. inland locations. We achieve significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement. In 2007, we will replace these five US-built vessels with the five new foreign-built vessels we are acquiring, or have acquired, via operating leases and will redeploy the five US-built vessels.

Security

Heightened awareness of maritime security needs, brought about by the events of September 11, 2001 and several maritime attacks around the globe, have caused the United Nations through its International Maritime Organization (“IMO”), the U.S. Department of Homeland Security, through its Coast Guard arm, and the states and local ports to adopt a more stringent set of security procedures relating to the interface between port facilities and vessels. In addition, the U.S. Congress and the current administration have enacted legislation requiring the implementation of Coast Guard approved vessel and facility security plans.

Certain aspects of our security plans require our investing in infrastructure upgrades to ensure compliance. We have applied in the past and will continue to apply going forward for federal grants to offset the incremental expense of these security investments. While we were successful through two early rounds of funding to secure substantial grants for specific security projects, the current grant award criteria favor the largest ports and stakeholder consortia applications, limiting the available funds for stand alone private maritime industry stakeholders. In addition, the current administration is continuously reviewing the criteria for awarding such grants. Such changes could have a negative impact on our ability to win grant funding in the future. Security surcharges are evaluated regularly and we may at times incorporate these surcharges into the base transportation rates that we charge.

Capital Construction Fund

The Merchant Marine Act, 1936, as amended, permits the limited deferral of U.S. federal income taxes on earnings from eligible U.S.-built and U.S.-flagged vessels and U.S.-built containers if the earnings are deposited into a Capital Construction Fund (“CCF”), pursuant to an agreement with the U.S. Maritime Administration, (“MARAD”). The amounts on deposit in a CCF can be withdrawn and used for the acquisition, construction or reconstruction of U.S.-built and U.S.-flagged vessels or U.S.-built containers, in both cases, for operation only on trade routes between ports in the continental U.S. and ports in Alaska, Hawaii or Puerto Rico, on trade routes between ports in Alaska, Hawaii and Puerto Rico, on trade routes on the Great Lakes, and on trade routes between U.S. ports and foreign ports.

Horizon Lines has a CCF agreement with MARAD under which it occasionally deposits into the CCF earnings attributable to the operation of 16 of its vessels and makes withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels and U.S.-built refrigeration units for our containers. During 2005, Horizon Lines acquired with available cash of $25.2 million and the assumption of debt of $4.5 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which Horizon Lines operates such vessels. These vessels were subject to mortgages in the aggregate amount of $4.5 million, which were paid on January 2, 2007. Four used U.S.-built and U.S.-flagged vessels (Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader) were acquired by Horizon Lines in 2003 and 2004 for a total of $25.2 million through the exercise of purchase options under the charters for these vessels.

Amounts on deposit in Horizon Lines’ CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation (such as the contiguous Jones Act trade and certain foreign-to-foreign trades), the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. Our consolidated balance sheets at December 24, 2006 and December 25, 2005 each include liabilities of approximately $14.1 million for deferred taxes on deposits in our CCF.

Construction-Differential Subsidy

Thirteen of our vessels were built with construction differential subsidies provided by the U.S. Department of Transportation under Title V of the Merchant Marine Act, 1936. The grant of these subsidies was subject to the imposition of certain operating restrictions which generally limit the operation of the vessels to foreign trade routes, provided that these vessels carried cargo between U.S. ports in the course of foreign voyages if portions of the related subsidies were repaid in connection therewith. Three of our vessels were subject to these operating restrictions during 2005. We operated these three vessels on trade routes between the U.S. west coast and Asia, with stops in Hawaii and Guam, and made subsidy repayments in respect of the portions of these voyages between Hawaii and the U.S. west coast. The construction-differential subsidy restrictions on two of these vessels expired in 2005 and the restriction on the third vessel expired in January 2006. As such, for the year ended December 24, 2006, we incurred $0.1 million of expense related to this construction differential subsidy program and we made a final subsidy repayment of approximately $1.2 million.

Employees

As of December 24, 2006, we had 1,878 employees, of which approximately 1,270 were represented by seven labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 24, 2006 and the expiration dates of the related collective bargaining agreements:

Union	Collective Bargaining Agreement(s) Expiration Date	Number of Our Employees Represented
International Brotherhood of Teamsters	March 31, 2008	253
International Brotherhood of Teamsters, Alaska	June 30, 2010	110
International Longshore & Warehouse Union (ILWU)	July 1, 2008	36
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2007	99
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2010	—	(1)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	October 31, 2010	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2012	143
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2012	96
Office & Professional Employees International Union, AFL-CIO	November 9, 2007	66
Seafarers International Union (SIU)	June 30, 2011	381

(1)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 24, 2006.

	Alaska Market	Hawaii and Guam Market	Puerto Rico Market	Corporate(a)	Total
Senior Management	1	2	1	14	18
Operations	35	80	55	65	235
Sales and Marketing	21	30	53	10	114
Administration(b)	7	33	8	193	241

Total Headcount	64	145	117	282	608

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Dallas, Texas and other locations.
(b)	Administration headcount includes customer service and documentation personnel.

Available Financial Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website. The Company’s 2006 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

If we are unable to implement our business strategy, our future results could be adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategy successfully. Our business strategy includes continuing to organically grow our revenue, providing complete shipping and logistics services, leveraging our capabilities to serve a broad range of customers, leveraging our brand, maintaining industry-leading information technology, and reducing operating costs. Our strategy is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As a consequence, we may not be able to fully implement our strategy or realize the anticipated results of our strategy.

Repeal, substantial amendment, or waiver of the Jones Act or its application could have a material adverse effect on our business.

If the Jones Act were to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-built vessels.

In September 2005, the Department of Homeland Security issued limited temporary waivers of the Jones Act solely to permit the transport of petroleum and refined petroleum products in the United States in response to the damage caused to the nation’s oil and gas production facilities and pipelines by Hurricanes Katrina and Rita. There can be no assurance as to the timing of any future waivers of the Jones Act or that any such waivers will be limited to the transport of petroleum and refined petroleum products.

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

We have several commercial agreements with Maersk, an international shipping company, that encompass terminal services, equipment sharing, cargo space charters, sales agency services, trucking services, and transportation services. For example, under these agreements, Maersk provides us with terminal services at six ports located in the continental U.S. (Elizabeth, New Jersey; Jacksonville, Florida; Houston, Texas; Los Angeles and Oakland, California; and Tacoma, Washington). In general, these agreements, which were renewed and amended in December 2006, are currently scheduled to expire at the end of 2010. If we fail to renew these agreements in the future, the requirements of our business will necessitate that we enter into substitute commercial agreements with third parties for at least some portion of the services contemplated under our existing commercial agreements with Maersk, such as terminal services at our ports located in the continental U.S. There can be no assurance that, if we fail to renew our commercial agreements with Maersk, we will be successful in negotiating and entering into substitute commercial agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements with Maersk or others. Furthermore, if we do enter into substitute commercial agreements with third parties, changes in our operations to comply with the requirements of these new agreements (such as our use of other terminals in our existing ports in the continental U.S. or our use of other ports in the continental U.S.) may cause disruptions to our business, which could be significant, and may result in additional costs and expenses and possible losses of revenue.

In addition, as stated in our commercial agreements with Maersk, if we do not achieve full deployment of all of the new vessels (or equivalent substitute vessels) by July 1, 2007, Maersk may at any time after July 1, 2007 cancel the agreements. If cancellation were to occur, the current agreement dated May 9, 2004 would remain effective until its termination on December 10, 2007.

Rising fuel prices may adversely affect our profits.

Fuel is a significant operating expense for our shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. As a result, increases in the price of fuel, such as we are currently experiencing, may adversely affect profitability. There can be no assurance that our customers will agree to bear such fuel price increases via fuel surcharges without a reduction in their volumes of business with us nor any assurance that our future fuel hedging efforts, if any, will be successful.

Our industry is unionized and strikes by our union employees or others in the industry may disrupt our services and adversely affect our operations.

As of December 24, 2006, we had 1,878 employees, of which 1,270 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union. This interruption affected ports and shippers throughout the U.S. west coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully.

Our collective bargaining agreements with our unions are scheduled to expire as follows—International Brotherhood of Teamsters: 2008 and 2010; Seafarers International Union: 2011; Office & Professional Employees International Union: 2007; International Longshore and Warehouse Union: 2007 and 2008; International Longshoremen’s Association: 2010; Marine Engineers Beneficial Association: 2012; and International Organization of Masters, Mates & Pilots: 2012.

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

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligations would be with respect to our employees.

We contribute to fourteen multi-employer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. We have no current intention of taking any action that would subject us to any withdrawal liability and cannot assure you that no other contributing employer will take such action.

In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code, will impose an excise tax of five (5%) percent on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s respective delinquency in meeting the required employer contributions under the plan. The Code also requires contributing employers to make additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

Compliance with safety and environmental protection and other governmental requirements may adversely affect our operations.

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. In addition, the United States Oil Pollution Act of 1990 (referred to as OPA), the Comprehensive Environmental Response, Compensation & Liability Act of 1980 (referred to as CERCLA), and certain state laws require us, as a vessel operator, to obtain certificates of financial responsibility and to adopt procedures for oil or hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance in all material respects with applicable safety/environmental laws and regulations and are insured against the usual risks for such amounts as our management deems appropriate. Our vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels. However, there can be no assurance that such certificates and licenses will be renewed. Also, in the future, we may have to alter existing equipment, add new equipment to, or change operating procedures for, our vessels to comply with changes in governmental regulations, safety or other equipment standards to meet our customers’ changing needs. If any such costs are material, they could adversely affect our financial condition.

We are subject to new statutory and regulatory directives in the United States addressing homeland security concerns that may increase our costs and adversely affect our operations.

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the U.S. Coast Guard, and U.S. Bureau of Customs and Border Protection, have adopted, and may adopt in the future, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

The Coast Guard’s new maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002 (“MTSA”), require us to operate our vessels and facilities pursuant to both the maritime security regulations and approved security plans. Our vessels and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plans may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the vessel or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for its review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above. Failure to meet the requirements of the maritime security regulations could have a material adverse effect on our results of operations. The Transportation Security Administration and the Coast Guard have begun implementation of Phase I of the so-called Transportation Worker Identification Credential (“TWIC”) program. Phase I of the TWIC program established minimum standards for the issuance of biometric identification cards to all individuals who require unescorted access to secure areas of port facilities or to vessels regulated under MTSA. Phase II of the TWIC program, for which approval is anticipated to occur during 2007, will propose additional access control requirements and the use of electronic readers. The costs of implementing Phase II of the TWIC program could be substantial and therefore could adversely affect our results of operations.

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

Domestic and international container shipping is subject to various security and customs inspection and related procedures, referred to herein as inspection procedures, in countries of origin and destination as well as in countries in which transshipment points are located. Inspection procedures can result in the seizure of containers or their contents, delays in the loading, offloading, transshipment or delivery of containers and the levying of customs duties, fines or other penalties against exporters or importers (and, in some cases, shipping and logistics companies such as us). Failure to comply with these procedures may result in the imposition of fines and/or the taking of control or compliance measures by the applicable governmental agency, including the denial of entry into U.S. waters.

We understand that, currently, only a small proportion of all containers delivered to the United States are physically inspected by U.S., state or local authorities prior to delivery to their destinations. The U.S. government, foreign governments, international organizations, and industry associations have been considering ways to improve and expand inspection procedures. There are numerous proposals to enhance the existing inspection procedures, which if implemented would likely affect shipping and logistics companies such as us. Such changes could impose additional financial and legal obligations on us, including additional responsibility for physically inspecting and recording the contents of containers we are shipping. In addition, changes to inspection procedures could impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo by container uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, financial condition and results of operations.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels.

Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and 75% owned by U.S. citizens. The Jones Act, therefore, restricts the foreign ownership interests in the entities that directly or indirectly own the vessels which we operate in the non-contiguous Jones Act markets. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market. Furthermore, at any point Horizon Lines, LLC, our indirect wholly-owned subsidiary and principal operating subsidiary, ceases to be controlled and 75% owned by U.S. citizens, we would become ineligible to operate in our current markets and may become subject to penalties and risk forfeiture of our vessels.

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

Although we maintain insurance, including retentions and deductibles, at levels that we believe are consistent with industry norms against the risks described above, including loss of life, there can be no assurance that this insurance would be sufficient to cover the cost of damages suffered by us from the occurrence of all of the risks described above or the loss of income resulting from one or more of our vessels being removed from operation. We also cannot assure you that a claim will be paid or that we will be able to obtain insurance at commercially reasonable rates in the future. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim.

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

Our spare vessels reserved for relief may be inadequate under extreme circumstances.

We generally keep spare vessels in reserve available for relief if one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service for repairs. However, these spare vessels may require several days of sailing before it can replace the other vessel, resulting in service disruptions and loss of revenue. If more than one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service, we may have to redeploy vessels from our other trade routes, or lease one or more vessels from third parties. As there is a relatively limited supply of U.S.-built, U.S.-owned and U.S.-flagged container vessels available for short- or long-term lease, especially on short notice, we may be unable to lease any such vessels or be faced with prohibitively high lease rates. In any such case, we may suffer a material adverse effect on our business, our operating results and our financial condition.

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

Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons and earthquakes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause serious damage to our vessels, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. Terminals in the South Pacific Ocean, particularly in Guam, and terminals on the east coast of the continental U.S. and in the Caribbean are particularly susceptible to hurricanes and typhoons. In the recent past, the terminal at our port in Guam was seriously damaged by a typhoon and our terminal in Puerto Rico was seriously damaged by a hurricane. These storms resulted in damage to cranes and other equipment and closure of these facilities. Earthquakes in Anchorage and in Guam have also damaged our terminal facilities resulting in delay in terminal operations and increased expenses. Any such damage will not be fully covered by insurance.

We may face new competitors.

Other established or start-up shipping operators may enter our markets to compete with us for business.

Existing non-Jones Act qualified shipping operators whose container ships sail between ports in Asia and the U.S. west coast could add Hawaii, Guam or Alaska as additional stops on their sailing routes for non-U.S. originated or destined cargo. Shipping operators could also add Puerto Rico as a new stop on sailings of their vessels between the continental U.S. and ports in Europe, the Caribbean, and Latin America for non-U.S. originated or destined cargo. Further, shipping operators could introduce U.S.-flagged vessels into service sailing between Guam and U.S. ports, including ports on the U.S. west coast or in Hawaii. On these routes to and from Guam no limits would apply as to the origin or destination of the cargo dropped off or picked up. In addition, current or new U.S. citizen shipping operators may order the building of new vessels by U.S. shipyards and may introduce these U.S.-built vessels into Jones Act qualified service on one or more of our trade routes. These potential competitors may have access to financial resources substantially greater than our own. The entry of a new competitor on any of our trade routes could result in a significant increase in available shipping capacity that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In early 2005, Pasha Hawaii Transport Lines, a joint venture between The Pasha Group, a California-based automobile handling and logistics company, and Strong Vessel Operators LLC, a Connecticut-based operator of a U.S.-flagged ship on a trade route between the U.S. east coast and the Azores, began a Jones Act qualified shipping service between Hawaii and San Diego, utilizing one roll-on/roll-off vessel. Pasha Hawaii has targeted newly manufactured vehicles, including Chrysler and Honda vehicles for shipment from the U.S. west coast to Hawaii, privately-owned vehicles for shipment between the U.S. west coast and Hawaii and larger, rolling-stock pieces, including tractors and military vehicles and equipment for shipment between the U.S. west coast and Hawaii. Pasha Hawaii’s service has had some effect on us through the loss of some shipments of vehicles between the U.S. west coast and Hawaii. We have also experienced downward rate pressure, resulting in eroding margins, with respect to these types of vehicle shipments.

Delayed delivery or non-delivery of one or more of the new U.S.-flag container vessels or default under the agreements relating to them may adversely affect our operations and financial condition.

We have entered into a series of agreements with SFL with respect to our chartering of five new U.S.-flag container vessels, three of which are currently under construction in the Republic of Korea.

If any of the new vessels are not constructed in accordance with their respective shipbuilding contracts, such vessel(s) could be properly declined under the terms of our agreements with SFL and we would be unable to charter such vessels.

If any of the new vessels are delivered later than contemplated under the shipbuilding contracts either due to construction delays or damage during construction, or if any of the new vessels is damaged during construction such that the vessel is a total loss, the implementation of our plans to phase the new vessels into our operations and to redeploy a number of our existing vessels would be delayed or prevented. If the delivery of any of the new vessels is delayed beyond a certain date, the commitment for the bank financing for SFL’s purchase of the vessels will expire with respect to any such vessel. In the absence of replacement financing, SFL would be unable to complete the purchase of any such vessel.

If, as a result of construction cost overruns or changes to the new vessels requested by us, the purchase price for any of the vessels exceeds the maximum allowable purchase price under our agreements with SFL, it may be necessary for us to agree to cover the excess cost in order for us to charter the vessels.

If SFL were to default on its contractual obligations with the sellers of the new vessels or the financial institutions providing financing for SFL’s purchase of the vessels, including the requirement for its equity portion of the purchase price of each vessel, or if those financial institutions were to default on their contractual obligations to fund the purchases, we would be deprived of the use of such vessels, and the implementation of our plans to phase such vessels into our operations and to redeploy a number of our existing vessels on other routes would be hindered or prevented.

In the event we default under our agreements with SFL, we could be liable to SFL and its lenders for losses resulting from our default. Such losses include reimbursement to SFL of its security deposits of cash in the amount of $11.0 million and letters of credit in the amount of $17.0 million, which could be forfeited to the sellers of the new vessels, interest rate swap breakage fees, and other actual damages arising from such a default. As collateral for our obligation to reimburse SFL in respect of its letters of credit and interest rate swap breakage fees, as of December 24, 2006, we have provided SFL with letters of credit in the aggregate amount of $20.1 million, which have been assigned to SFL’s lenders as collateral for its obligations to them. In the event of such a default, our letters of credit would be subject to being drawn, thereby adversely affecting our financial condition, and we could be liable for the above-described additional damages.

Horizon Lines, LLC has entered into the bareboat charters for the five new vessels based on their treatment as operating leases in order to comply with certain covenants in the senior credit facility under which our indirect wholly owned subsidiaries Horizon Lines Holding and Horizon Lines, LLC are borrowers. If the bareboat charters were to be deemed capital leases, such treatment may result in a default under certain covenants in the senior credit facility unless waived by the lenders thereunder.

We may not exercise our purchase options for our chartered vessels.

We intend to exercise our purchase options for up to three of the vessels that we have chartered upon the expiration of their charters in January 2015. In addition, we have not determined whether we will exercise our scheduled purchase options for the five newly built U.S.-flag vessels that we have agreed to charter. One of the new vessels began its charter during the fourth quarter of 2006 and the remaining four new vessels are expected to begin during the first half of 2007. There can be no assurance that, when these options for these eight vessels become exercisable, the price at which these vessels may be purchased will be reasonable in light of the fair market value of these vessels at such time or that we will have the funds required to make these purchases. As a result, we may not exercise our options to purchase these vessels. If we do not exercise our options, we may need to renew our existing charters for these vessels or charter replacement vessels. There can be no assurance that our existing charters will be renewed, or, if renewed, that they will be renewed at favorable rates, or, if not renewed, that we will be able to charter replacement vessels at favorable rates.

We may face significant costs as the vessels currently in our fleet age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of the vessels is approximately 31 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. While we have already agreed to charter five newly built U.S.-flag vessels, one of which began during the fourth quarter of 2006 and the other four are expected to begin during the first half of 2007, we may not be able to replace all of our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

We may face unexpected substantial drydocking costs for our vessels.

Our vessels are drydocked periodically to comply with regulatory requirements and to affect maintenance and repairs, if necessary. The cost of such repairs at each drydocking are difficult to predict with certainty and can be substantial. Our established processes have enabled us to make on average six drydockings per year over the last five years with a minimal impact on schedule. Due to the timing of previous drydockings, we anticipate that we will make nine drydockings during 2007. In addition, our vessels may have to be drydocked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large unpredictable repair and drydocking expenses could significantly decrease our profits.

Loss of our key management personnel could adversely affect our business.

Our future success will depend, in significant part, upon the continued services of Charles G. Raymond, our Chairman of the Board, President and Chief Executive Officer, John W. Handy, our

Executive Vice President, John V. Keenan, our Senior Vice President and Chief Transportation Officer, M. Mark Urbania, our Senior Vice President—Finance and Administration and Chief Financial Officer and Brian W. Taylor, Senior Vice President, Sales and Marketing, of Horizon Lines, LLC. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business and customer relationships. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers.

We are subject to, and may in the future be subject to, disputes, or legal or other proceedings, that could have a material adverse effect on us.

The nature of our business exposes us to the potential for disputes, or legal or other proceedings, from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters, as discussed in the other risk factors disclosed in this prospectus. In addition, as a common carrier, our tariffs, rates, rules and practices in dealing with our customers are governed by extensive and complex foreign, federal, state and local regulations which are the subject of disputes or administrative and/or judicial proceedings from time to time. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by us or result in significant changes to our tariffs, rates, rules and practices in dealing with our customers that could have a material adverse effect on our future revenue and profitability.

We are currently subject to two actions before the Surface Transportation Board (“STB”). The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against Horizon Lines, LLC and Matson Navigation Co., seeks a ruling from the STB that Horizon Lines’ Guam shipping rates during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995, and an order awarding reparations to Guam and its citizens. The STB will address this matter in three phases and is currently conducting the second phase. The second action, brought by DHX, Inc., a freight forwarder, in 1999 against Horizon Lines, LLC and Matson, challenges the reasonableness of certain rates and practices of the defendants in the Hawaii trade. DHX is seeking $11.0 million in damages. An adverse decision in either of these actions could also affect the rates that Horizon Lines, LLC would be permitted to charge on its routes and could have a material adverse effect on our future revenue and profitability. No assurance can be given that the final decision of the STB with respect to either action will be favorable to us. For additional information concerning the two actions before the STB, see “Item 3.—Legal Proceedings,” beginning on page 28 of this Form 10-K.

Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows.

Part of our growth strategy may include pursuing acquisitions. Any integration process may be complex and time-consuming, may be disruptive to our business and may cause an interruption of, or a distraction of our management’s attention from our business as a result of a number of obstacles, including but not limited to:

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

We may not realize the expected benefits of our Horizon Edge initiative.

The Horizon Edge team will develop and implement a program over the next two and a half years, with the combined goals of reducing operating costs and enhancing customer focus and service efficiency. With the assistance of outside advisors, we are targeting improvements in maintenance management, marine productivity, supply chain management and information technology. In connection to our agreements with outside advisors, we will incur costs to develop and implement this program. There can be no assurance that we will realize the anticipated cost savings related to this initiative.

We may be exposed to potential risks resulting from new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting and their independent auditors to prepare reports that address such assessments. We are required to satisfy the requirements of Section 404 for the fiscal year ended December 24, 2006. Although we have satisfied the requirements of Section 404 for the year ended December 24, 2006, if we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock could drop significantly. Any failure to comply with the Sarbanes-Oxley Act could make it more difficult and more expensive for us to obtain director and officer liability insurance, and also make it more difficult for us to attract and retain qualified individuals to serve on our boards of directors (and, particularly, our audit committee), or to serve as executive officers.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

As of December 24, 2006, on a consolidated basis, we had (i) approximately $510.8 million of outstanding long-term debt (exclusive of outstanding letters of credit with an aggregate face amount of $26.6 million), including capital lease obligations, (ii) approximately $226.0 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a debt-to-equity ratio of approximately 2.5:1.0.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and might be forced to reduce or delay capital expenditures, dispose of material assets or operations, seek to obtain additional equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In particular, in the event that we are required to dispose of material assets or operations to meet our debt service obligations, we cannot be sure as to the timing of such dispositions or the proceeds that we would realize therefrom. The value realized from such dispositions will depend on market conditions and the availability of buyers, and, consequently, any such disposition may not, among other things, result in sufficient cash proceeds to repay our indebtedness. Also, the senior credit facility and the indentures governing the 9% senior notes due 2012 co-issued by Horizon Lines Holding and Horizon Lines and guaranteed by their respective subsidiaries, referred to herein as the 9% senior notes, and the 11% senior discount notes due 2013 issued by H-Lines Finance, referred to herein as the 11% senior discount notes, contain covenants that may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Further, we cannot provide assurance that we will be able to restructure or refinance any of our indebtedness or obtain additional financing, given the uncertainty of prevailing market conditions from time to time, our high levels of indebtedness and the various debt incurrence restrictions imposed by the senior credit facility and the indentures for the 9% senior notes and the 11% senior discount notes. If we are able to restructure or refinance our indebtedness or obtain additional financing, the economic terms on which such indebtedness is restructured, refinanced or obtained may not be favorable to us.

We may incur substantial indebtedness in the future. The terms of the senior credit facility and the indentures governing the 9% senior notes and the 11% senior discount notes permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 24, 2006, our wholly-owned indirect subsidiaries Horizon Lines Holding and Horizon Lines, LLC had approximately $48.4 million of additional borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. In addition, our senior credit facility allows for additional term loan borrowing availability of up to $75.0 million if certain covenants are met. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

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

In addition, under the senior credit facility, Horizon Lines Holding and its subsidiaries are required to comply with financial covenants, comprised of leverage and interest coverage ratio requirements. Their ability to comply with these covenants will depend on their ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond their control, and will be substantially dependent on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to various financial and business factors, including those discussed in the other risk factors disclosed in this prospectus, some of which may be beyond our control.

Under the senior credit facility, Horizon Lines, LLC and Horizon Lines Holding are required, subject to certain exceptions, to make mandatory prepayments of amounts under the senior credit facility with all or a portion of the net proceeds of certain asset sales and events of loss, certain debt issuances, certain equity issuances and a portion of their excess cash flow. Our circumstances at the time of any such prepayment, particularly our liquidity and ability to access funds, cannot be anticipated at this time. Any such prepayment could, therefore, have a material adverse effect on us. Mandatory prepayments are first applied to the outstanding term loans and, after all of the term loans are paid in full, then applied to reduce the loans under the revolving credit facility with corresponding reductions in revolving credit facility commitments.

The indentures that govern the 9% senior notes and the 11% senior discount notes also contain restrictive covenants that, among other things, limit the ability of Horizon Lines Holding and its subsidiaries, in the case of the 9% senior notes, and our direct wholly owned subsidiary H-Lines Finance, in the case of the 11% senior discount notes, to:

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

The breach of any of the covenants or restrictions contained in the senior credit facility could result in a default under the indenture governing the 9% senior notes that would permit the noteholders thereunder to declare all amounts outstanding under such indenture to be due and payable, together with accrued and unpaid interest, resulting in the acceleration of the amounts outstanding under the senior credit facility as well. Similarly, the breach of any of the covenants or restrictions contained in the indenture governing the 9% senior notes would permit the lenders under the senior credit facility to declare all amounts outstanding under such facility to be due and payable, together with accrued and unpaid interest, resulting in the acceleration of the amounts outstanding under such indenture. In the event of a breach of any of the covenants or restrictions contained in the senior credit facility or the indenture governing the 9% senior notes, the noteholders under the indenture governing the 11% senior discount notes would be permitted to declare all amounts outstanding under such indenture to be due and payable. If the indebtedness under the senior credit facility and the indentures governing the 9% senior notes and the 11% senior discount notes were all to be accelerated, the aggregate amount of indebtedness immediately due and payable as of December 24, 2006 would have been approximately $506.0 million. We do not have sufficient liquidity to repay this amount if all of such indebtedness were to be accelerated, and we may not have sufficient liquidity in the future and may not be able to borrow money from other lenders to enable us to refinance all of such indebtedness.

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

Our subsidiaries, Horizon Lines Holding and Horizon Lines, LLC, have outstanding a $219.4 million term loan, which bears interest at variable rates. Horizon Lines Holding and Horizon Lines also have a revolving credit facility which provides for borrowings of up to $75.0 million, which bears variable interest rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the term loan. Accordingly, a significant rise in interest rates would adversely affect our financial results.

Change in tax laws or the interpretation thereof, adverse tax audits and other tax matters related to our tonnage tax election or such tax may adversely affect our future results.

During 2006, after evaluating the merits and requirements of the tonnage tax, we elected the application of the tonnage tax instead of the federal corporate income tax on income from our qualifying shipping activities. Changes in tax laws or the interpretation thereof, adverse tax audits, and other tax matters related to such tax election or such tax may adversely affect our future results.

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

We require continuing, significant cash flow in order for us to make payments of regular dividends to our stockholders. However, we have no operations of our own and have derived, and will continue to derive, all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us. They may not have sufficient funds or assets to permit payments to us in amounts sufficient to fund future dividend payments. Also, our subsidiaries are subject to contractual restrictions (including with their secured and unsecured creditors) that may limit their ability to upstream cash indirectly or directly to us. The senior credit facility under which two of our wholly owned indirect subsidiaries, Horizon Lines Holding and Horizon Lines are co-borrowers and their respective subsidiaries are guarantors, currently prohibits upstream payments to our direct wholly owned subsidiary H-Lines Finance, the direct parent of Horizon Lines Holding, if an event of default has occurred and is continuing, or would occur as a result of such upstream payments or if certain other conditions are not satisfied. In addition, the indenture governing the 9% senior notes co-issued by Horizon Lines Holding and Horizon Lines, and guaranteed by their respective subsidiaries, generally prohibits the upstreaming of funds by these co-issuers or their subsidiaries to H-Lines Finance, unless certain financial and other covenants specified therein are complied with after giving effect to such payment. The indenture governing the 11% senior discount notes issued by H-Lines Finance contains similar restrictions on the ability of H-Lines Finance to upstream to us any cash that it may receive or generate. Thus, there is a significant risk that we may not have the requisite funds to make regular dividend payments in the future. In addition, we may elect not to pay dividends as a substantial portion of our future earnings will be utilized to make payments of principal and interest on our indebtedness and to fund the development and growth of our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 24, 2006:

Location	Description of Facility	Square Footage(1)
Anchorage, Alaska	Stevedoring building and various terminal and related property	1,356,248
Atlanta, Georgia	Regional sales office	911
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,533
Dallas, Texas	Operations center	42,511
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	723,641
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property	29,108	(2)
Houston, Texas	Terminal supervision and sales office	497
Jacksonville, Florida	Terminal supervision and sales office	4,628
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Long Beach, California	Terminal supervision office	843,307
Oakland, California	Office and various terminal and related property	279,131
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,010
San Juan, Puerto Rico	Office and various terminal and related property	3,521,102
Tacoma, Washington	Office and various terminal and related property	794,314

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.
(2)	Excludes 1,647,952 square feet of terminal property which we have the option to use and pay for on an as-needed basis.

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

There are two actions currently pending before the Surface Transportation Board (“STB”) involving Horizon Lines. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against Horizon Lines and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that Horizon Lines’ Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. In phase two, the STB was to determine the methodology by which it would determine “rate reasonableness” under the ICCTA for the respondents’ rates during the relevant 1996-1998 time periods. By decision dated February 2, 2007, the STB has now addressed that issue and has adopted the following methodology:

First, the STB will conduct a hearing on the issue of whether the US/Guam trade is a market characterized by “Effective Competition”. At this hearing the burden of proof will be on Horizon Lines and Matson. If the STB finds this market is sufficiently competitive to preclude a carrier from exercising significant market power, it will dismiss the action brought by the Government of Guam.

Second, if the action is not dismissed, the STB will hold a further hearing at which the Government of Guam will have the burden of proof to determine if the rates of Horizon Lines during 1996-1998 were “reasonable” using the STB’s Constrained Market Pricing standards found in its rail rate “Guidelines”.

Third, the STB ruled that it will apply the 7.5% zone of reasonableness statutory guidelines to the base rates of Horizon Lines after 1996 to determine whether those rates are reasonable.

During the third phase, the STB will apply these standards to the rates in effect during 1996-1998. If the STB determines that the rates charged by Horizon Lines during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. The business of Horizon Lines that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of Horizon Lines was part of the business of Sea-Land Service, Inc. (“Sea-Land”), which included transportation, logistics, and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by Horizon Lines’ business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to Horizon Lines, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect Horizon Lines’ current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” as defined in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there is an unfavorable outcome.

The second action currently pending before the STB involving Horizon Lines, brought by DHX, Inc. (“DHX”) in 1999 against Horizon Lines and Matson, challenges the reasonableness of certain rates and practices of Horizon Lines and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that Horizon Lines and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business.

DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect Horizon Lines’ current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that Horizon Lines met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. Horizon Lines submitted its response to the DHX brief on January 25, 2006, and all parties are waiting for the court to schedule oral argument. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2006.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of February 5, 2007, there were approximately 7,868 holders of record of the Common Stock.

2006	High	Low	Cash Dividend
First Quarter	$13.12	$12.13	$0.11
Second Quarter	$15.89	$12.54	$0.11
Third Quarter	$16.57	$14.50	$0.11
Fourth Quarter	$30.27	$15.66	$0.11

2005	High	Low	Cash Dividend
Fourth Quarter	$12.99	$10.00	$0.11

On January 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.11 per share for our common stock, which is payable on March 15, 2007 to holders of record at the close of business on March 1, 2007. We regularly pay quarterly dividends as set forth in the table above. We currently expect that comparable cash dividends will continue to be paid in the future although we have no commitment to do so.

During the fourth quarter of 2006, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Total Return Comparison Graph

The below graph compares the cumulative total shareholder return of the public common stock of Horizon Lines, Inc. to the cumulative total returns of the Dow Jones U.S. Industrial Transportation Index and the S&P 500 Index for the Company’s fiscal quarters in which its stock has been publicly traded. Cumulative total returns assume reinvestment of dividends.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate other filings with the Securities and Exchange Commission, including this annual report on Form 10-K, in whole or in part, the Total Return Comparison Graph shall not be deemed incorporated by reference into any such filings.

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on September 26, 2005 and $100 invested in the Company’s stock by the opening bell on September 27, 2005, as well as the reinvestment of dividends.

	9/27/2005	12/25/2005	3/26/2006	6/25/2006	9/24/2006	12/24/2006
Horizon Lines, Inc.	100.00	125.90	132.50	162.20	159.40	281.50
Dow Jones U.S. Industrial Transportation Index	100.00	118.30	128.37	131.39	117.33	122.52
S&P 500 Index	100.00	104.36	107.18	102.37	108.16	116.05

Item 6. Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 38 of this Form 10-K, and our consolidated and combined financial statements and the related notes appearing in Item 15 of this Form 10-K.

The Company was formed in connection with the Acquisition-Related Transactions and has no independent operations. All combined and consolidated financial data for the period (or any portion thereof) from December 24, 2001 through February 26, 2003 reflect the combined company CSX Lines, LLC and its wholly owned subsidiaries, CSX Lines of Puerto Rico, Inc., and the domestic liner business of SL Service, Inc. (formerly known as Sea-Land Service, Inc.), all of which were stand-alone wholly owned entities of CSX Corporation (“Predecessor B”). All combined and consolidated financial data for the period (or any portion thereof) from February 27, 2003 through July 6, 2004 reflect Horizon Lines Holding on a consolidated basis (“Predecessor A”). All combined and consolidated financial data for the periods (or any portion thereof) from July 7, 2004 through December 24, 2006 reflect the Company on a consolidated basis.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. The fiscal year ended December 22, 2002, the twelve months ended December 21, 2003, and the years ended December 25, 2005 and December 24, 2006 each consisted of 52 weeks. The twelve months ended December 26, 2004 consisted of 53 weeks.

Certain prior period balances have been reclassified to conform with the current period presentation.

Selected Financial Data is as follows:

	Horizon Lines, Inc.				Predecessor A			Predecessor B
	Year Ended December 24, 2006	Year Ended December 25, 2005(1)	Twelve Months Ended December 26, 2004	Period from July 7, 2004 through December 26, 2004	Period from December 22, 2003 through July 6, 2004	Twelve Months ended December 21, 2003	Period from February 27, 2003 through December 21, 2003	Period from December 23, 2002 through February 26, 2003	Year Ended December 22, 2002
	(in thousands, except share and per share amounts)				(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Statement of Operations Data:
Operating revenue	$1,156,892	$1,096,156	$980,328	$481,898	$498,430	$885,978	$747,567	$138,411	$804,424
Operating income (loss)	95,971	46,654	51,589	30,928	20,661	38,213	40,734	(2,521)	37,408
Interest expense, net(2)	48,552	51,357	29,567	21,770	7,797	13,417	12,996	421	1,908
Income tax (benefit) expense(3)	(25,332)	438	8,439	3,543	4,896	9,615	10,576	(961)	13,707
Net income (loss)	72,357	(18,321)	13,561	5,600	7,961	15,113	17,162	(2,049)	21,751
Accretion of preferred stock	—	5,073	6,756	6,756	—	—	—	—	—
Net income (loss) applicable to common stockholders	72,357	(23,394)	6,805	(1,156)	7,961	15,113	17,162	(2,049)	21,751
Net income (loss) per share applicable to common stockholders:
Basic	$2.16	$(1.05)		$(0.07)	$9.95		$21.45	*	*
Diluted	$2.14	$(1.05)		$(0.07)	$8.94		$19.57	*	*
Number of shares used in calculations:
Basic	33,551,335	22,376,797		15,585,322	800,000		800,000	*	*
Diluted	33,772,341	22,381,756		15,585,322	890,138		876,805	*	*
Dividends declared	$14,764	$3,690
Dividends declared per common share	$0.44	$0.11		—	—		—

* For periods ended February 26, 2003 and prior, owner’s equity consisted of parent’s net investment, and thus no income (loss) per share has been calculated.

	Horizon Lines, Inc.			Predecessor A	Predecessor B
	December 24, 2006	December 25, 2005	December 26, 2004	December 21, 2003	December 22, 2002
	(in thousands)			(in thousands)	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$93,949	$41,450	$56,766	$41,811	$40,342
Working capital	97,563	67,111	67,252	46,192	25,301
Total assets	945,029	927,319	937,792	492,554	321,129
Long-term debt, including capital lease obligations, net of current portion(2)	503,850	527,905	610,201	165,417	—
Total debt, including capital lease obligations	510,788	530,575	612,862	165,570	—
Series A redeemable preferred stock(4)	—	—	56,708	—	—
Stockholders’ equity	208,277	151,760	25,608	96,860	113,985

	Horizon Lines, Inc.							Predecessor A						Predecessor B
	Year Ended Dec. 24, 2006		Year Ended Dec. 25, 2005	Twelve Months Ended Dec. 26, 2004		Period from July 7, 2004 through Dec. 26, 2004		Period from Dec. 22, 2003 through July 6, 2004		Twelve Months Ended Dec. 21, 2003		Period from Feb. 27, 2003 through Dec. 21, 2003		Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002
	(in thousands)							(in thousands)						(in thousands)
Other Financial Data:
EBITDA(5)	$160,452		$100,381	$112,998		$62,664		$50,334		$84,442		$80,757		$3,685	$70,331
Capital expenditures(6)	21,288		41,234	32,889		11,000		21,889		35,150		16,680		18,470	19,298
Vessel drydocking payments	16,815		16,038	12,273		2,075		10,198		16,536		12,029		4,507	15,905
Cash flows provided by (used in):
Operating activities	115,524		76,376	69,869		72,797		(2,928)		44,048		81,375		(37,327)	(1,840)
Investing activities(6)(7)	(19,340)		(38,817)	(694,563)		(673,923)		(20,640)		(350,666)		(332,196)		(18,470)	(4,905)
Financing activities(4)(7)	(43,685)		(52,875)	657,805		657,892		(87)		305,687		289,720		15,967	—
Ratio of earnings to fixed charges(8)	1.63	x	—	1.35	x	1.23	x	1.58	x	1.61	x	1.79	x	—	2.05	x

(1)	The Company completed an initial public offering during 2005 and used the proceeds to repurchase certain indebtedness, pay related premiums, redeem its outstanding preferred stock, and pay related transaction expenses. See Note 5 to the Notes to the Consolidated and Combined Financial Statements for proforma information related to these activities.
(2)	During 2002 we incurred interest charges totaling $7.1 million on outstanding debt that had been borrowed in prior years to fund vessel construction costs of our Alaska D-7 vessels and equipment purchases. To fund principal and interest payments on this debt we held investments from which we earned interest income. Interest income from these investments, as well as other investments, totaled $5.2 million during 2002. During the year ended December 22, 2002, substantially all of the $84.8 million of Collateralized Extendible Notes and $68.5 million of other long-term debt and capital lease obligations of the combined company CSX Lines LLC and its wholly owned subsidiaries, CSX Lines of Puerto Rico, Inc. and the domestic liner business of SL Service, Inc. were either repaid or assumed by CSX Corporation, resulting in no total debt outstanding as of December 22, 2002. During 2003 we incurred interest charges totaling $8.9 million on the outstanding debt borrowed to finance the February 27, 2003 purchase transaction, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 38 of this Form 10-K. Debt outstanding as of December 21, 2003 was repaid in connection with the Acquisition-Related Transactions. The period from February 27, 2003 through December 21, 2003 and the period from December 22, 2003 through July 6, 2004 include interest expense-preferred units of subsidiary of $4.5 million and $2.7 million, respectively. On July 7, 2004, as part of the Acquisition-Related Transactions, $250.0 million original principal amount of 9% senior notes were issued, $250.0 million was borrowed under the term loan facility, $6.0 million was borrowed under the revolving credit facility and interest began to accrue thereon. On December 10, 2004, 11% senior discount notes with an initial accreted value of $112.3 million were issued and the accreted value thereof began to increase. During the fourth quarter of 2005, utilizing proceeds from the initial public offering, the Company repurchased $53.0 million and $43.2 million of the 9% senior notes and 11% senior discount notes, respectively. During 2006, the Company made a $1.3 million open market purchase of HLFHC’s 11% notes and made a $25.0 million voluntary prepayment of its term loan.

(3)	During 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company is accounting for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million, or $0.33 per share, and $18.8 million, or $0.56 per share, relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. The Company’s effective tax rate for the year ended ended December 24, 2006 is (53.9%). Excluding the 2005 income tax impact and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 would be 9.5%.
(4)	In connection with the financing of the Acquisition-Related Transactions, we issued and sold 8,391,180 shares of our Series A preferred stock in July 2004. No dividends accrued on these shares. We recorded these shares on our books and records at their fair value in accordance with FAS No. 141 “Business Combinations.” As these shares had no dividend rate, we determined that a 10% discount rate was appropriate. The Company classified the value of these shares outside the equity section of the balance sheet. During October 2004, an additional 1,898,730 Series A preferred shares were issued and sold. During December 2004, 5,315,912 Series A preferred shares were redeemed for $53.2 million. During January 2005, we repurchased 53,520 Series A preferred shares with an aggregate stated value of $0.5 million. Also, during January 2005, we sold 45,416 Series A preferred shares and 130,051 common shares for $0.5 million. In connection with the initial public offering, the Company redeemed all shares of its non-voting $.01 par value Series A Preferred Stock for $62.2 million. During 2005, the Company recorded $5.1 million of accretion of its Series A Preferred stock.
(5)	EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, the EBITDA is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require Horizon Lines Holding and its subsidiaries to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict upstream cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA is included below (in thousands):

	Horizon Lines, Inc.				Predecessor A			Predecessor B
	Year Ended Dec. 24, 2006	Year Ended Dec. 25, 2005	Twelve Months Ended Dec. 26, 2004	Period from July 7, 2004 through Dec. 26, 2004	Period from Dec. 22, 2003 through July 6, 2004	Twelve Months Ended Dec. 21, 2003	Period from Feb. 27, 2003 through Dec. 21, 2003	Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002
Net income (loss)	$72,357	$(18,321)	$13,561	$5,600	$7,961	$15,113	$17,162	$(2,049)	$21,751
Interest expense, net	48,552	51,357	29,567	21,770	7,797	13,417	12,996	421	1,908
Income tax expense (benefit)	(25,332)	438	8,439	3,543	4,896	9,615	10,576	(961)	13,707
Depreciation and amortization	64,875	66,907	61,431	31,751	29,680	46,297	40,023	6,274	32,965

EBITDA	$160,452	$100,381	$112,998	$62,664	$50,334	$84,442	$80,757	$3,685	$70,331

(6)	Includes the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, for $25.2 million during the year ended December 25, 2005. Includes vessel purchases of $11.9 million, $7.7 million, $21.9 million, and $5.5 million for the period from December 22, 2003 through July 6, 2004, the period from July 7, 2004 through December 26, 2004, the period from February 27, 2003 through December 21, 2003, and the year ended December 22, 2002, respectively.

(7)	During 2003, the amounts in cash flows provided by (used in) investing and financing activities primarily represent the accounting for the February 27, 2003 purchase transaction. Investing activities related to the February 27, 2003 purchase transaction included the purchase price of $296.2 million and spending for transaction costs of $18.8 million. Financing activities related to the February 27, 2003 purchase transaction included the initial capitalization of $80.0 million and borrowings under the term loan facility of $175.0 million and the issuance of preferred and common units to CSX Corporation and its affiliates with an aggregate original cost totaling $60.0 million. During 2004, the amounts in cash flows provided by (used in) investing primarily represent the accounting for the Acquisition-Related Transactions and financing activities primarily represent the accounting for the Acquisition-Related Transactions and subsequent financing transactions. Investing activities related to the Acquisition-Related Transactions included the acquisition consideration of $663.3 million and spending for transaction costs. Financing activities related to the Acquisition-Related Transactions included a capital contribution of $87.0 million, the issuance of the 13% promissory notes, in the aggregate original principal amount of $70.0 million, $250.0 million borrowed under the term loan facility, $6.0 million borrowed under the revolving credit facility, and the issuance of the 9% senior notes in the aggregate original principal amount of $250.0 million. Subsequent financing transactions included the issuance of common shares and Series A preferred shares for gross proceeds of $20.7 million, the repayment of $20.0 million of the outstanding principal amount of the 13% promissory notes, plus accrued interest of $0.7 million thereon, the issuance of $160.0 million in aggregate original principal amount at maturity of 11% senior discount notes, the repayment of $52.9 million of the outstanding principal amount, together with accrued but unpaid interest thereon, of the 13% promissory notes, and the repurchase of a portion of the outstanding Series A preferred shares having an aggregate original stated value of $53.2 million. Financing activities during 2005 included the proceeds from the initial public offering and the use of proceeds therefrom. The proceeds of $143.8 million and $40.0 million of cash generated from operations were used to redeem $53.0 million principal amount of the 9% senior notes, $43.2 million of the 11% senior discount notes, $62.2 million of the Series A preferred shares, and to pay associated redemption premiums and related transaction expenses.
(8)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of net discount or premium and financing costs, accretion of preferred stock, and the portion of operating rental expense (33%) which management believes is representative of the interest component of rent expense. For the year ended December 2005 and the period from December 23, 2002 through February 26, 2003, earnings were insufficient to cover fixed charges by $17.9 million and $3.0 million, respectively. The calculation of the ratio of earnings to fixed charges is noted below (in thousands):

	Horizon Lines, Inc.							Predecessor A						Predecessor B
	Year Ended Dec. 24, 2006		Year Ended Dec. 25, 2005	Twelve Months Ended Dec. 26, 2004		Period from July 7, 2004 through Dec. 26, 2004		Period from Dec. 22, 2003 through July 6, 2004		Twelve Months Ended Dec. 21, 2003		Period from Feb. 27, 2003 through Dec. 21, 2003		Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002
Pretax income (loss)	$47,025		$(17,883)	$22,000		$9,143		$12,857		$24,728		$27,738		$(3,010)	$35,458

Interest expense	51,328		53,057	29,829		21,954		7,875		13,593		13,126		467	7,133
Preferred stock accretion	—		5,073	6,756		6,756		—		—		—		—	—
Rentals	23,616		24,530	26,193		11,836		14,357		26,662		22,113		4,549	26,674

Total fixed charges	$74,944		82,660	62,778		40,546		22,232		40,255		35,239		5,016	33,807

Pretax earnings plus fixed charges	$121,969		$64,777	$84,778		$49,689		$35,089		$64,983		$62,977		$2,006	$69,265
Ratio of earnings to fixed charges	1.63	x	—	1.35	x	1.23	x	1.58	x	1.61	x	1.79	x	—	2.05	x

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

Executive Overview

	Year Ended December 24, 2006	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004
	(in thousands)
Operating revenue	$1,156,892	$1,096,156	$980,328
Operating expense	1,060,921	1,049,502	928,739

Operating income	$95,971	$46,654	$51,589

Operating ratio	91.7%	95.7%	94.7%

Revenue containers (units)	296,566	307,895	308,435

Operating revenue increased by $60.7 million or 5.5% for the year ended December 24, 2006 from the year ended December 25, 2005. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix, general rate increases, increased bunker fuel and intermodal fuel surcharges to help offset increases in fuel costs, and revenue increases from non-transportation and other revenue services. This revenue increase is offset partially by lower container volumes primarily attributable to soft market conditions in Puerto Rico.

Operating expenses increased by $11.4 million or 1.1% for the year ended December 24, 2006 from the year ended December 25, 2005. The increase in operating expenses is primarily due to increases in vessel fuel expense and rail and truck transportation costs as a result of increases in fuel prices, offset by a decrease in selling, general, and administrative expenses and other variable operating expenses. The decline in selling, general, and administrative expenses is primarily due to lower stock based compensation charges, the elimination of the Castle Harlan management fee, and a decrease in variable operating costs as a result of lower revenue container volumes shipped.

Operating revenue increased by $115.8 million or 11.8% for the year ended December 25, 2005 from the twelve months ended December 26, 2004. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix, general rate increases, increased bunker and intermodal fuel surcharges to help offset significant increases in fuel costs, and revenue increases from non-transportation and other revenue services. This revenue increase is offset slightly by lower container volumes due to 53 weeks in the twelve months ended December 26, 2004 compared to 52 weeks in the year ended December 25, 2005.

Operating expenses increased by $120.8 million or 13.0% for the year ended December 25, 2005 from the twelve months ended December 26, 2004. Factors contributing to the increase in operating expense include significant increases in vessel fuel expense and rail and truck transportation costs as a result of increases in fuel prices, and higher depreciation and amortization costs due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the Acquisition-Related Transactions. Increases also include a $17.3 million increase in non-cash stock compensation charges as well as charges related to our initial public offering which was completed in the fourth quarter of 2005. Charges associated with our initial public offering include a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan among other items.

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 23,300 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong and Taiwan.

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

Our current corporate structure relates to our acquisition of Horizon Lines Holding on July 7, 2004. The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the Acquisition-Related Transactions included a merger whereby Horizon Lines Holding became a direct wholly-owned subsidiary of the Company. The Company was formed at the direction of CHP IV, a private equity investment fund managed by Castle Harlan, which provided a substantial portion of our equity financing and bridge financing in connection with the Acquisition-Related Transactions. HLHC operates as a holding company for Horizon Lines, a Delaware limited liability company that is the Company’s principal operating subsidiary, and Horizon Lines of Puerto Rico, Inc., a Delaware corporation. On December 6, 2004, H-Lines Finance was formed as a direct wholly-owned subsidiary of the Company and Horizon Lines Holding became a direct, wholly owned subsidiary of H-Lines Finance. HLFHC was formed to issue 11% senior discount notes due 2013 During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company.

On September 30, 2005, the Company issued and sold 12,500,000 shares of its common stock in the initial public offering, at a price of $10.00 per share, less the underwriters’ discount of 7% per share. On October 14, 2005, the Company issued and sold additional shares of its common stock to the underwriters of its initial public offering at a price of $10.00 per share, representing the initial public offering price to the public, less the underwriters’ discount of 7% per share. These 1,875,000 shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company granted to them with respect to the initial public offering. The Company used the proceeds to repurchase certain indebtedness, pay related debt redemption premiums, redeem its outstanding preferred stock, and pay related transaction expenses.

In September and June 2006, the Company completed secondary offerings of 5,300,000 shares and 5,750,000 shares, respectively, of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed the sale of a further 795,000 shares and 862,500 shares, respectively, of common stock to the underwriters of the secondary offerings pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under the secondary offerings.

On November 15, 2006, the Company filed an automatic shelf registration statement on Form S-3. The shelf registration statement, which became effective upon filing with the SEC, registered for resale (and other dispositions) 2,678,894 outstanding shares of the Company’s common stock. All of these shares were held by CHP IV and its co-investor Stockwell Fund, L.P. and their respective affiliates and associates (the “existing selling stockholders”). The Company did not receive any proceeds from any resales or other dispositions under the shelf registration statement. The existing selling stockholders priced and sold a registered public secondary offering of 2,355,083 shares of the Company’s common stock pursuant to the shelf registration statement.

Basis of Presentation

The Company was formed in connection with the Acquisition-Related Transactions, and has no independent operations. Consequently, the accompanying consolidated financial statements include the consolidated accounts of the Company as of December 24, 2006, December 25, 2005 and December 26, 2004 and for the years ended December 24, 2006 and December 25, 2005 and for the period from July 7, 2004 through December 26, 2004 and of Horizon Lines Holding for the periods from December 22, 2003 through July 6, 2004.

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

The information for the twelve months ended December 26, 2004 discussed below represents the combined financial information for the appropriate pre-acquisition and post-acquisition periods to present more meaningful information on a comparative annual basis.

Certain prior period balances have been reclassified to conform with the current period presentation.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 24, 2006 and December 25, 2005 each consisted of 52 weeks. The twelve months ended December 26, 2004 consisted of 53 weeks.

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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly re-evaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

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

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. The Company does not require collateral from its trade customers.

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue.

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

Shipping Rates

We publish tariffs with fixed rates for all three of our Jones Act trade routes. These rates are subject to regulation by the Surface Transportation Board (“STB”). However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

Vessel Drydocking

Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as drydocking, to maintain the required operating certificates. These drydockings generally occur every two and a half years, or twice every five years. Because drydockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydockings are customarily deferred and amortized over a 30-month period beginning with the accounting period following the vessel’s release from drydock.

We also take advantage of vessel drydockings to perform normal repair and maintenance procedures on our vessels. These routine vessel maintenance and repair procedures are expensed as incurred. In addition, we will occasionally, during a vessel drydocking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Deferred Tax Assets and Liabilities

Deferred tax assets represent expenses recognized for financial reporting purposes that may result in tax deductions in the future and deferred tax liabilities represent expense recognized for tax purposes that may result in financial reporting expenses in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. In conjunction with the election of tonnage tax, we revalued our deferred taxes to accurately reflect the rates at which we expect such items to reverse in future periods.

Stock Options

In conjunction with the initial public offering, we early adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective approach as of September 30, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. Due to the lack of trading activity since our stock became publicly traded, we base our estimates of stock price volatility on the average of (i) our historical stock price over the period in which it has been publicly traded and (ii) historical volatility of similar entities commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 158. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company’s benefit plans will require an offsetting adjustment to the ending balance of accumulated other comprehensive income in shareholders equity. As discussed above, during the fourth quarter of 2006, the Company recorded a decrease to accumulated other comprehensive income of $1.0 million to reflect the underfunded status of it post-retirement and pension plans.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its statement of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is in the process of determining the financial impact the adoption of FIN 48 will have on its consolidated statement of operations or financial position.

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

Year Ended December 24, 2006 Compared to Year Ended December 25, 2005

	Year Ended December 24, 2006	Year Ended December 25, 2005	% Change
	(in thousands)
Operating revenue	$1,156,892	$1,096,156	5.5%
Operating expense:
Vessel	319,581	300,324	6.4%
Marine	192,242	195,279	(1.6)%
Inland	201,963	190,205	6.2%
Land	138,193	138,320	(0.1)%
Rolling stock rent	44,332	43,179	2.7%

Operating expense	896,311	867,307	3.3%

Depreciation and amortization	50,223	51,141	(1.8)%
Amortization of vessel drydocking	14,652	15,766	(7.1)%
Selling, general and administrative	98,286	114,639	(14.3)%
Miscellaneous expense, net	1,449	649	123.3%

Total operating expenses	1,060,921	1,049,502	1.1%

Operating income	$95,971	$46,654	105.7%

Operating ratio	91.7%	95.7%	(4.0)%

Revenue containers (units)	296,566	307,895	(3.7)%

Operating Revenue.    Operating revenue increased to $1,156.9 million for the year ended December 24, 2006 from $1,096.2 million for the year ended December 25, 2005, an increase of $60.7 million, or 5.5%. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(35,650)
More favorable cargo mix and general rate increases	44,442
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	48,639
Growth in other non-transportation services	3,305

Total operating revenue increase	$60,736

The decreased revenue due to revenue container volume declines for the year ended December 24, 2006 is primarily due to overall soft market conditions in Puerto Rico as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. The temporary government shutdown in Puerto Rico and uncertainty surrounding tax reform contributed to the continued soft market conditions. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in the year ended December 24, 2006 and approximately 8% of total revenue in the year ended December 25, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and 2006, as a result of significant increases in the cost of fuel for our vessels and as a result of fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into the base transportation rates that we charge. The growth in other non-transportation services is primarily due to increases in terminal services provided to third parties, offset slightly by a decrease in equipment rental income.

Operating Expense.    Operating expense increased to $896.3 million for the year ended December 24, 2006 from $867.3 million for the year ended December 25, 2005, an increase of $29.0 million or 3.3%. The increase in operating expense primarily reflects the effect of rising fuel prices, and an increase in rolling stock rent, offset by lower expenses associated with lower container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $319.6 million for the year ended December 24, 2006 from $300.3 million for the year ended December 25, 2005, an increase of $19.3 million or 6.4%. This $19.3 million increase can be attributed to the following factors (in thousands):

Increased vessel fuel costs	$27,124
Reduction of vessel lease expense due to vessel purchases	(4,567)
Labor and other vessel operating decreases	(2,214)
Decrease in construction differential subsidy	(1,086)

Total vessel expense increase	$19,257

The $27.1 million increase in fuel expense is comprised of an increase of $32.1 million due to a 27.7% increase in fuel prices, offset by a decrease of $5.0 million due to lower fuel consumption. The decrease in vessel lease expense is due to the purchase of the Horizon Enterprise and the Horizon Pacific in September 2005, offset by lease expense incurred during 2006 for the Horizon Hunter. The decrease in vessel labor and other operating expenses is primarily due to operating one less vessel in Puerto Rico during most of 2006.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $192.2 million for the year ended December 24, 2006 from $195.3 million for the year ended December 25, 2005, a decrease of $3.0 million or 1.6%. This decrease in marine expenses can be attributed to a 3.7% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $202.0 million for the year ended December 24, 2006 from $190.2 million for the year ended December 25, 2005, an increase of $11.8 million or 6.2%. Approximately $7.6 million of this increase is due to higher fuel costs, as rail, truck, and barge carriers have substantially increased their fuel surcharges period over period. The remaining increase is due to rate increases offset by lower volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead. Land expense was flat for the year ended December 24, 2006 compared to the year ended December 25, 2005.

	Year Ended December 24, 2006	Year Ended December 25, 2005	% Change
	(in thousands)
Land expense:
Maintenance	$54,107	$54,343	(0.4)%
Terminal overhead	49,316	48,027	2.7%
Yard and gate	26,649	27,397	(2.7)%
Warehouse	8,121	8,553	(5.1)%

Total land expense	$138,193	$138,320	(0.1)%

Non-vessel related maintenance expenses decreased primarily due to lower maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005 and other new container equipment added to our fleet in 2006. This decrease is partially offset by an increase of $1.6 million in fuel costs. Terminal overhead increased primarily due to higher utility expenses, labor related expenses and higher insurance costs. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to decreased revenue container volumes, offset slightly by a $0.3 million increase in fuel costs.

	Year Ended December 24, 2006	Year Ended December 25, 2005	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$10,893	$9,303	17.1%
Depreciation and amortization—other	19,783	22,277	(11.2)%
Amortization of intangible assets	19,547	19,561	(0.1)%

Total depreciation and amortization	$50,223	$51,141	(1.8)%

Amortization of vessel drydocking	$14,652	$15,766	(7.1)%

Depreciation and Amortization.    Depreciation and amortization costs decreased to $50.2 million for the year ended December 24, 2006 from $51.1 million for the year ended December 25, 2005, a decrease of $0.9 million or 1.8%. Depreciation of owned vessels increased by $1.6 million due to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005. The $2.5 million decrease in depreciation and amortization-other is primarily due to a decrease in depreciation of leasehold improvements and containers. The decrease in leasehold improvements is due to the write-off of certain leasehold improvements made prior to the acquisition of the rights and beneficial interests in the aforementioned trusts in September 2005.

Amortization of Vessel Drydocking.    Amortization of vessel drydocking decreased to $14.7 million for the year ended December 24, 2006 compared to $15.8 million for the year ended December 25, 2005, a decrease of $1.1 million or 7.1%. The decrease is primarily related to an increased number of drydockings in 2004 and 2005 and to lower overall costs on recent drydockings.

Selling, General and Administrative.    Selling, general and administrative costs decreased to $98.3 million for the year ended December 24, 2006 from $114.6 million for the year ended December 25, 2005, a decrease of $16.4 million or 14.3%. This decrease is comprised of an $18.0 million decrease in stock-based compensation expense, and $9.7 million in management fees. The management fee expenses related to the previous management services and related fee provisions of a management agreement with Castle Harlan. Such management agreement was terminated in conjunction with the Company’s initial public offering in September 2005. These decreases are offset by a $4.8 million increase in professional fees, $4.8 million increase in salaries and related expenses, and $1.8 million increase in other expenses. The professional fees increase is primarily due to consulting related professional fees, and an increase in audit and legal fees. In addition, expenses associated with the secondary offerings and shelf registration totaling $2.0 million are relatively flat with other transaction related costs of $2.2 million during 2005.

Miscellaneous Expense, Net.    Miscellaneous expense increased to $1.4 million for the year ended December 24, 2006 from $0.6 million for the year ended December 25, 2005, an increase of $0.8 million or 123.3%. This increase is primarily a result of recognized losses on the retirement of equipment during 2006 and an increase in bad debt expense.

Interest Expense, Net.    Interest expense, net decreased to $48.6 million for the year ended December 24, 2006 from $51.4 million for the year ended December 25, 2005, a decrease of $2.8 million or 5.4%. This decrease is comprised of a $7.1 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes and $56.0 million principal amount of the 11% senior discount notes utilizing proceeds from the Company’s initial public offering in September 2005 and a $1.1 million increase in interest income related to higher cash balances and higher interest rates earned on the Company’s cash balances during 2006 compared to 2005. The decrease is offset by a $4.4 million increase in interest expense under our senior credit facility due to a 195 basis point increase in interest rates during 2006 as compared to 2005 and a $0.4 million increase in interest expense related to the notes issued by the owner trustees for the purchase of the Horizon Enterprise and the Horizon Pacific.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt was $0.6 million for the year ended December 24, 2006 compared to $13.2 million during the year ended December 25, 2005, a decrease of 12.6 million or 95.5%. The 2006 loss on extinguishment is due to the write off of deferred finance fees associated with the $25.0 million voluntary prepayment of our term loan. The 2005 loss on extinguishment is primarily due to redemption premiums and the write-off of deferred financing costs associated with the early retirement of a portion of our 9% senior notes and 11% senior discount notes that occurred during 2005.

Income Tax Expense.    Income tax (benefit) expense was ($25.3) million in 2006 and $0.4 million in 2005, which represent effective tax rates of (53.9%) and (2.4%), respectively. During 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company is accounting for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million and $18.8 million relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 would be 9.5%. Retroactively applying the tonnage tax to the year ended December 25, 2005 would result in a 2005 effective tax rate of (59.1%). The differences between the federal and state statutory tax rates and the overall effective tax rate for the year ended December 25, 2005 is related primarily to permanent differences resulting from stock-based compensation.

Year Ended December 25, 2005 Compared with Twelve Months Ended December 26, 2004

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	% Change
	(in thousands)
Operating revenue	$1,096,156	$980,328	11.8%
Operating expense:
Vessel	300,324	247,314	21.4%
Marine	195,279	190,554	2.5%
Inland	190,205	170,443	11.6%
Land	138,320	131,044	5.6%
Rolling stock rent	43,179	40,988	5.3%

Operating expense	867,307	780,343	11.1%

Depreciation and amortization	51,141	45,570	12.2%
Amortization of vessel drydocking	15,766	15,861	(0.6)%
Selling, general and administrative	114,639	84,805	35.2%
Miscellaneous expense	649	2,160	(70.0)%

Total operating expenses	1,049,502	928,739	13.0%

Operating income	$46,654	$51,589	(9.6)%
Operating ratio	95.7%	94.7%	(1.0)%

Revenue containers (units)	307,895	308,435	(0.2)%

Operating Revenue.    Operating revenue increased to $1,096.2 million for the year ended December 25, 2005 from $980.3 million for the twelve months ended December 26, 2004, an increase of $115.8 million, or 11.8%. This revenue increase can be attributed to the following factors (in thousands):

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

Operating Expense.    Operating expense increased to $867.3 million for the year ended December 25, 2005 from $780.3 million for the twelve months ended December 26, 2004, an increase of $87.0 million or 11.1%. The increase in operating expense primarily reflects the effect of rising fuel prices, increases in labor and other inflationary costs, and additional costs associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $300.3 million for the year ended December 25, 2005 from $247.3 million for the twelve months ended December 26, 2004, an increase of $53.0 million or 21.4%. This $53.0 million increase can be attributed to the following factors (in thousands):

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
	(in thousands)
Land expense:
Maintenance	$54,343	$52,236	4.0%
Terminal overhead	48,027	45,460	5.6%
Yard and gate	27,397	22,722	20.6%
Warehouse	8,553	10,626	(19.5)%

Total land expense	$138,320	$131,044	5.6%

The purchase of two vessels in 2004, the Horizon Navigator and Horizon Trader, in addition to the 2005 acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Pacific and Horizon Enterprise, all of which were previously operated by us under operating leases led to a decrease in vessel lease expense of $5.1 million for the year ended December 25, 2005 compared to the twelve months ended December 26, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization from those vessels.

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$9,303	$8,060	15.4%
Depreciation and amortization—other	22,277	26,557	(16.1)%
Amortization of intangible assets	19,561	10,953	78.6%

Total depreciation and amortization	$51,141	$45,570	12.2%

Amortization of vessel drydocking	$15,766	$15,861	(0.6)%

Depreciation and Amortization.    Depreciation and amortization costs increased to $51.1 million for the year ended December 25, 2005 from $45.6 million for the twelve months ended December 26, 2004, an increase of $5.5 million or 12.2%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the Acquisition-Related Transactions. Amortization costs related to customer contracts and trademarks increased by $8.6 million from the twelve months ended December 26, 2004 to the year ended December 25, 2005. Depreciation of owned vessels increased by $1.2 million, or 15.4%, as a result of purchasing vessels previously under operating leases. These increases were partially offset by a decrease in other depreciation and amortization, primarily due to a decrease in depreciation of vessel leasehold improvements.

Amortization of Vessel Drydocking.    Amortization of vessel drydocking remained relatively flat at $15.8 million for the year ended December 25, 2005 compared to $15.9 million for the twelve months ended December 26, 2004.

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

Miscellaneous Expense, Net.    Miscellaneous expense decreased to $0.6 million for the year ended December 25, 2005 from $2.2 million for the twelve months ended December 26, 2004, a decrease of $1.6 million or 70.0%. This reduction is primarily a result of lower bad debt expense recorded for the year ended December 25, 2005 in addition to recognized gains on the sale of equipment.

Interest Expense, Net.    Interest expense increased to $51.4 million for the year ended December 25, 2005 from $26.9 million for the twelve months ended December 26, 2004, an increase of $24.5 million or 91.1%. This increase can be attributable to the incurrence of approximately $410.0 million of additional debt in conjunction with the Acquisition-Related Transactions, the issuance of the 11% senior discount notes on December 10, 2004, and an increasing LIBOR rate throughout 2005 impacting our outstanding term debt. With a portion of the proceeds from the initial public offering on September 30, 2005, the subsequent exercise on October 14, 2005, of the underwriters’ option to purchase additional shares from the Company granted to them in connection with the initial public offering and cash flows generated from operations, $40.0 million and $13.0 million of outstanding 9% senior notes and $52.3 million and $3.7 million of the original principal amount at maturity of the 11% senior discount notes were redeemed on November 2, 2005 and November 21, 2005, respectively.

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

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, and (vi) dividend payments to our common stockholders. Cash and cash equivalents totaled $93.9 million at December 24, 2006. As of December 24, 2006, $48.4 million was available for borrowing under the $75.0 million revolving credit facility, after taking into account $26.6 million utilized for outstanding letters of credit.

Operating Activities

	Year Ended December 24, 2006	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004
	(in thousands)
Cash flows provided by operating activities
Net income (loss)	$72,357	$(18,321)	$13,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,676	31,580	34,572
Amortization of other intangible assets	19,547	19,561	10,998
Amortization of vessel drydocking	14,652	15,766	15,861
Amortization of deferred financing costs	3,990	3,363	1,853
Loss on extinguishment of debt	581	13,154	—
Deferred income taxes	(25,088)	(7,438)	7,612
Stock-based compensation	949	19,052	1,765
Tax (deficiency) benefit from exercise of stock options	(1,289)	5,495	9,494
Accretion of interest on 11% senior discount notes	9,174	12,057	549
Accretion of preferred units of subsidiary	—	—	2,686

Subtotal	53,192	112,634	85,390

Earnings adjusted for non-cash charges	125,549	94,313	98,951

Changes in operating assets and liabilities:
Accounts receivable	(894)	(9,037)	(5,045)
Materials and supplies	1,819	(5,309)	(3,181)
Other current assets	(1,827)	9,846	(14,542)
Accounts payable	5,954	(2,907)	(3,003)
Accrued liabilities	5,057	8,965	12,927
Other assets / liabilities	(3,561)	(2,464)	(3,849)

Subtotal	6,548	(906)	(16,693)

Loss (gain) on equipment disposals	242	(993)	(116)
Vessel drydocking payments	(16,815)	(16,038)	(12,273)

Net cash provided by operating activities	$115,524	$76,376	$69,869

Operating Activities

Net cash provided by operating activities increased by $39.1 million to $115.5 million for the year ended December 24, 2006 from $76.4 million for the year ended December 25, 2005. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock based compensation expense, resulted in cash flow generation of $125.5 million for the year ended December 24, 2006 compared to $94.3 million for the year ended December 25, 2005, an increase of $31.2 million. Other assets/liabilities working capital use includes $4.2 million of various costs associated with our contractual obligations with SFL. Accounts payable and accrued liabilities working capital changes are primarily due to timing of interest payments and various other operating expenses.

Net cash provided by operating activities increased by $6.5 million to $76.4 million for the year ended December 25, 2005 from $69.9 million for the twelve months ended December 26, 2004. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock based compensation expense, resulted in cash flow generation of $94.3 million for the year ended December 25, 2005 compared to $99.0 million for the twelve months ended December 26, 2004, a decrease of $4.6 million. This decrease is primarily due to cash charges related to the initial public offering, including redemption premiums from the early retirement of debt, in addition to a $7.5 million cash payment related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Changes in working capital resulted in a use of cash of $6.4 million for the year ended December 25, 2005 compared to a use of cash of $16.7 million for the twelve months ended December 26, 2004. This working capital use of cash in 2005 is primarily due to (i) higher accounts receivables as a result of higher revenues and (ii) higher materials and supplies, which is largely due to significantly higher fuel prices during 2005. This is offset by a source of cash from other current assets primarily due to the collection of a $7.3 million income tax receivable during the year ended December 25, 2005.

Investing Activities

Net cash used in investing activities was $19.3 for the year ended December 24, 2006 compared to $38.8 million for the year ended December 25, 2005. Approximately $25.2 million of the capital expenditures in the year ended December 25, 2005 is comprised of the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels. Excluding this expenditure, capital expenditures increased approximately $5.3 million in 2006 as compared to 2005. Capital expenditures in 2006 primarily relate to the acquisition of containers, expenditures related to the new fleet enhancement initiative, and capital expenditures relating to the redevelopment of the San Juan, Puerto Rico terminal.

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

Financing Activities

Net cash used in financing activities during the year ended December 24, 2006 was $43.7 million compared to $52.9 million for the year ended December 25, 2005. The net cash used for financing activities during 2006 includes a $25.0 million prepayment under the senior credit facility, $14.8 million in dividends to common stockholders, the payment of $1.2 million in financing costs related to fees associated with amendments to HL and HLHC’s senior credit facility, and a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.

Net cash used in financing activities, excluding those activities associated with our initial public offering described below under “Initial Public Offering”, was $7.0 million for the year ended December 25, 2005 compared to $6.8 million for the twelve months ended December 26, 2004, excluding financing activities related to the July 7, 2004 Acquisition-Related Transactions and subsequent 2004 financing transactions. The $7.0 million net cash used for financing activities for the year ended December 25, 2005 primarily includes $1.8 million in fees related to exchange offers for the 9% senior notes and the 11% senior discount notes, $2.5 million of principal payments on long-term debt, and a $3.7 million dividend paid to stockholders on December 15, 2005.

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

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $30.0 million. Such capital expenditures will include redevelopment of our San Juan, Puerto Rico terminal, raising of our Honolulu, Hawaii cranes in connection with our fleet enhancement initiative, and yard improvements in our Honolulu, Hawaii terminal. In addition, expenditures for vessel drydocking payments are estimated at $26.0 million.

Four of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak and Horizon Hunter, are leased, or chartered, under charters that are due to expire in January 2015 for the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak and in November 2018 for the Horizon Hunter. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty. During 2005, we expended $25.2 million in cash to purchase owner participant interests in two vessels, the Horizon Pacific and the Horizon Enterprise, that were operating solely under lease agreements. During 2004 and 2003, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel and totaled $19.6 million.

Contractual Obligations

Contractual obligations(1) as of December 24, 2006 are as follows (in thousands):

	Total Obligations	2007	2008	2009	2010	2011	After 2011
Principal obligations:
Senior credit facility	$219,375	$2,244	$2,244	$2,244	$54,423	$158,220	$—
Notes issued by owner trustees	4,513	4,513	—	—	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
11% senior discount notes	102,505	—	—	—	—	—	102,505
Operating leases(2)	422,519	92,986	47,343	45,891	44,505	27,587	164,207
Capital lease obligations	354	193	161	—	—	—	—

Subtotal	946,280	99,936	49,748	48,135	98,928	185,807	463,726

Interest obligations:
Senior credit facility	77,376	17,957	18,054	17,706	17,136	6,523	—
Notes issued by owner trustees	240	240	—	—	—	—	—
9% senior notes	121,162	17,731	17,731	17,731	17,731	17,731	32,507
11% senior discount notes	56,380	—	5,638	11,276	11,276	11,276	16,914

Subtotal	255,158	35,928	41,423	46,713	46,143	35,530	49,421

Total principal and interest	$1,201,438	$135,864	$91,171	$94,848	$145,071	$221,337	$513,147

Other commercial commitments:
Standby letters of credit(3)	$26,568	$26,568	$—	$—	$—	$—	$—
Surety bonds(4)	6,333	6,330	2	1	—	—	—

Other commercial commitments	$32,901	$32,898	$2	$1	$—	$—	$—

(1)

Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of December 24, 2006 upon the London Inter-Bank Offered Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012. Interest on the 11% senior discount notes is fixed. However, no cash interest will accrue prior to April 1, 2008. Thereafter, cash interest will accrue at a rate of 11.0% per annum and will be payable on April 1 and October 1 of each year, commencing on October 1, 2008 and continuing until maturity on April 1, 2013.

(2)

The above contractual obligations table does not include the residual guarantee related to our transaction with SFL. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee will be recorded at its fair value of approximately $0.2 million as a liability upon commencement of the bareboat charters. The above operating lease amounts do not include anticipated payments of $20.7 million during 2007, $25.4 million during each year from 2008 to 2011 and $182.7 thereafter for the four new vessels in which Horizon Lines has not yet taken delivery.

(3)

The standby letters of credit include $20.1 million in letters of credit that serve as collateral related to our agreements with SFL, $5.3 million in letters of credit that serve as collateral on state workers compensation and auto liability policies, and $1.2 million in letters of credit that serve as security for all bonds excluding U.S. Customs bonds.

(4)

Includes $4.8 million is U.S. customs bonds, $0.4 million in bonds for payment of taxes levied under the Excise Tax Act of the Commonwealth of Puerto Rico of 1987, and $1.1 million in utility or lease bonds. We have the financial ability and intention to satisfy our obligations.

Long-Term Debt

To finance the Acquisition-Related Transactions, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005. As of December 24, 2006, the senior credit facility consisted of a $219.4 million term loan and a $75.0 million revolver. No amounts were outstanding under the revolving credit facility as of December 24, 2006 or December 25, 2005. However, $26.6 million and $6.9 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of December 24, 2006 and December 25, 2005, respectively. On December 12, 2006, the senior credit facility was amended to include: 1) increasing the revolving credit facility to $75 million; 2) increasing the additional term loan borrowing availability to $75 million; 3) raising the annual capital spending limit to $40 million, exclusive of vessel and equipment lease buyouts; 4) allowing for 100% carryover of unutilized permitted annual capital spending; 5) increasing maximum restricted payments on a rolling four quarters basis to $36 million; 6) providing 100% credit for voluntary loan prepayments on the required annual excess cash flow sweep now commencing in 2007; and 7) increasing permitted acquisitions to $120 million annually and to $200 million over the life of the facility. We expect that we will be permitted to incur up to an additional $75 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $52.7 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at HL and HLHC’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at December 24, 2006 approximated 7.6%. HL and HLHC are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires HL and HLHC to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and HLHC were was in compliance with all such covenants as of December 24, 2006. The senior credit facility is secured by the assets of HL and HLHC. The 9% senior notes and the 11% senior discount notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends and restrictions customary in such agreements.

On July 7, 2004, HL and HLHC completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and HLHC and rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. HL and HLHC used $57.8 million of the proceeds of the issuance and sale by the Company of shares of its common stock in its initial public offering in 2005 to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

On December 10, 2004, HLFHC completed an offering of $160.0 million in principal amount of 11% senior discount notes. The 11% senior discount notes were issued at a discount from their principal amount at maturity and generated gross proceeds of approximately $112.3 million. The 11% senior discount notes mature on April 1, 2013. Until April 1, 2008, the notes will accrete at the rate of 11% per annum, compounded semiannually on April 1 and October 1 of each year, beginning October 1, 2005, to but not including April 1, 2008. Beginning on April 1, 2008, cash interest will accrue at the rate of 11% per annum and will be payable in cash semi-annually in arrears on each April 1 and October 1, commencing October 1, 2008. The 11% senior discount notes are the general unsecured obligations of HLFHC and rank equally with the existing and future unsecured indebtedness and other obligations of HLFHC that are not, by their terms, expressly subordinated in right of payment to the 11% senior discount notes and senior in right to any future subordinated debt. HLFHC used $48.0 million of the proceeds of the issuance by the Company of shares of its common stock in its initial public offering in 2005 to redeem $56.0 million of the original principal amount at maturity, or $43.2 million in accreted value, of the 11% senior discount notes and pay associated redemption premiums of $4.8 million. During 2006, HL made a $1.3 million open market purchase of HLFHC’s 11% senior discount notes, which represented a $46 thousand premium to the accreted value at the date of purchase.

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

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs throughout 2007. We expect to use approximately $68.9 million of cash generated from operations to fund vessel lease payments on our four vessels currently leased in addition to our new vessels during 2007. We expect our new fleet enhancement initiative will use approximately $15.0 million of cash generated from operations and that our EDGE initiative will generate approximately $13.0 million during 2007. In addition, we expect to make capital expenditures and drydocking payments of $30.0 million and $26.0 million, respectively, during 2007. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of December 24, 2006, HLHC and HL had outstanding a $219.4 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the term loan. HLHC and HL also have a revolving credit facility that provides for borrowings of up to $75.0 million. As of December 24, 2006, no amounts were outstanding under the revolving credit facility.

Working Capital

Working capital at December 24, 2006, was $97.6 million, compared to $67.1 million at December 25, 2005. Adequate current assets are maintained to satisfy current liabilities and maturing obligations when they come due and we have sufficient financial capacity to manage our daily cash requirements.

Credit Ratings

As of December 24, 2006, Moody’s Investors Service and Standard and Poor’s Rating Services assigned the following credit ratings to our outstanding debt:

	Moody’s	Standard & Poor’s
Debt/Rating Outlook:
Senior Secured Credit Facility	Ba2, LDG2, 20%	B
9% Senior Notes due 2012	B3, LGD4, 69%	CCC+
11% Senior Discount Notes due 2013	Caa1, LGD6, 94%	CCC+
Rating Outlook	Stable, PD	Positive

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

Our exposure to market risk for changes in interest rates is limited to our senior credit facility and one of our operating leases. The interest rate for our senior credit facility is currently indexed to LIBOR of one, two, three, or six months as selected by us, or the Alternate Base Rate as defined in the senior credit facility. One of our operating leases is currently indexed to LIBOR of one month. Predecessor A used interest rate protection agreements in the past to reduce borrowing rates although none are in effect as of December 24, 2006.

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

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. As of December 24, 2006, we do not have any hedges in place.

The aggregate annual charter hire for the vessels under our agreements with SFL is based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The vessel owners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery date or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the vessel owners is changed due to any of the above reasons, the aggregate annual charter hire will also change.

The table below provides information about our debt obligations indexed to LIBOR. The principal cash flows are in thousands.

	2007	2008	2009	2010		2011	Thereafter	Total	Fair Value December 24, 2006(1)
Debt:
Fixed rate	$4,513	$—	$—	$		$—	$299,519	$304,032	$307,728
Average interest rate	10.6%						9.7%
Variable rate	$2,244	$2,244	$2,244		$54,423	$158,220	$—	$219,375	$219,375
Average interest rate	7.9%	8.0%	8.0%		8.0%	8.0%

(1)

Fair Value as of December 24, 2006 includes the fair value of the 11% senior discount notes based on their accreted balance as of December 24, 2006. The principal cash flows above include the principal amount of $102.5 million in the thereafter column.

(2)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging

Item 8. Financial Statements and Supplementary Data

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 24, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 24, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 24, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 24, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 24, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 24, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007, under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference. The information required by this item as to executive officers is included in Part I, Item 1 of this Report and also is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007, under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as to security ownership by certain beneficial owners and management will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and also is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007, under the caption “Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2007 under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc. and Predecessor Company

(a)(2) Exhibits:

Exhibit Number	Description

1.1	Form of Underwriting Agreement. (Incorporated by reference to the Report on Form 8-K of the Company filed on November 17, 2006)

2	Amended and Restated Merger Agreement, dated as of July 7, 2004, by and among Horizon Lines, Inc., Horizon Lines Holding Corp., H-Lines Subcorp. and TC Group, L.L.C. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 25, 2005)

3.2	Form of Amended and Restated Bylaws of the Registrant. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

4.1	Indenture, dated as of July 7, 2004, by and among Horizon Lines Holding Corp., Horizon Lines, LLC, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

4.2	Indenture, dated as of December 10, 2004 between H-Lines Finance Holding Corp. and The Bank of New York Trust Company, N.A., as Trustee. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

4.3	Form of 9% Senior Notes due 2012 (included in Exhibit 4.1). (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

4.4	Form of 11% Senior Discount Note due 2013 (included in Exhibit 4.2). (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

4.5	Form of Guarantee (included in Exhibit 4.1). (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

4.6	Specimen of Common Stock Certificate. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.1	Stockholders Agreement, dated as of July 7, 2004, by and among Horizon Lines, Inc. and the other parties thereto. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.2	First Amendment to Stockholders Agreement, dated as of October 15, 2004, by and among Horizon Lines, Inc. and the other parties thereto. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.2.1	Form of Amended and Restated Stockholders Agreement. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

Exhibit Number	Description

10.3	Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.4	Crane Relocation Agreement dated August 20, 1992, between Matson Navigation Company, Inc. (as successor in interest to American President Lines, Ltd., pursuant to an amendment to the Crane Relocation Agreement, dated 1996), Sea-Land Service, Inc. and Port Authority of Guam, as amended by Amendment No. 1 to Crane Relocation Agreement dated March 22, 1995, and by Assignment of and Second Amendment to Crane Relocation Agreement dated January 24, 1996. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.4.1	Second Assignment of and Third Amendment to Crane Relocation Agreement dated July 5, 2005 among SL Service, Inc. (formerly known as Sea-Land Service, Inc.), Horizon Lines, LLC, Matson Navigation Company, Inc. and Port Authority of Guam. (Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on July 29, 2005)

10.5	Employment Agreement dated as of July 7, 2004, between Horizon Lines, LLC and Charles G. Raymond. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.6	Employment Agreement dated as of July 7, 2004, between Horizon Lines, LLC and M. Mark Urbania. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.6.1	First Amended and Restated Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and M. Mark Urbania. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.7	Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.8	Amended and Restated Put/Call Agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto. (Incorporated by reference to the Report on Form 8-K of the Company filed on October 24, 2005)

Exhibit Number	Description

10.9	Horizon Lines Holding Corp. Stock Option Plan. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.10†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc. (Incorporated by reference to Amendment No. 2 to the Registration Statement on form S-4 of Horizon Lines Holding Corp. (File No. 333-123601), filed on June 23, 2005)

10.11†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

10.12†	TP1 Space Charter and Transportation Service Contract, dated May 9, 2004, between A.P. Møller-Maersk A/S and Horizon Lines, LLC. (Incorporated by reference to Amendment No. 2 to the Registration Statement on form S-4 of Horizon Lines Holding Corp. (File No. 333-123601), filed on June 23, 2005)

10.12.1*††	Amendment No. 1 to TP1 Space Charter and Transportation Service Contract, dated November 30, 2006 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.

10.13†	Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc., CSX Lines of Alaska, LLC and Horizon Lines of Alaska, LLC. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

10.13.1*††	Agreement Regarding the Container Interchange Agreement, dated November 30, 2006, among A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC

10.14†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

10.14.1*††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC

10.15†	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Pacific, dated as of December 1, 1998, by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

Exhibit Number	Description

10.16†	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Enterprise, dated as of December 1, 1998, by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

10.17.1	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC. (Incorporated by reference to the Registration Statement on Form S-4 of Horizon Lines Holding Corp. (File No. 333-123681), filed on March 30, 2005)

10.17.2	Asset Purchase Agreement, dated September 2, 2005, by and among DaimlerChrysler Services North America LLC, Elspeth Pacific, Inc. and Horizon Lines, LLC. (Previously filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 7, 2005)

10.18	Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.19	Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.20	Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.21	Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.22	Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002). (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.22.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC. (Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on July 29, 2005)

Exhibit Number	Description

10.23	Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC). (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.23.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC. (Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on July 29, 2005)

10.24	Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

10.24.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC). (Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on July 29, 2005)

10.25	Form of Directors’ and Officers’ Indemnification Agreement. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.26	Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan. (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.26.1	First Amendment to Employment Agreement dated as of December 20, 2003, between Horizon Lines and John V. Keenan. (Incorporated by reference to the Report on Form 8-K of the Company filed on December 21, 2005)

10.27	Horizon Lines, Inc., Equity Incentive Plan (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.27.1	Amended and Restated Equity Incentive Plan (Incorporated by reference to the Report on Form 8-K of the Company filed on October 24, 2005)

10.28	Horizon Lines, Inc., Employee Stock Purchase Plan (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.29	Form of Registration Rights Agreement (Previously filed as an exhibit to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), filed on September 19, 2005)

10.30	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 22, 2005, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and other parties thereto (Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 25, 2005)

Exhibit Number	Description

10.31	Amendment to Horizon Lines Holding Corp. Stock Option Plan (Incorporated by reference to the Report on Form 8-K of the Company filed on October 24, 2005)

10.32	Stock Option Award Agreement (Incorporated by reference to the Report on Form 8-K of the Company filed on April 11, 2006)

10.33	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Eagle and Horizon Lines, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.34	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Falcon and Horizon Lines, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.35	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Hunter and Horizon Lines, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.36	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Tiger and Horizon Lines, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.37	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Hawk and Horizon Lines, LLC. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.38	Restricted Stock Agreement dated as of February 1, 2006, among Horizon Lines, Inc. and John Handy (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on May 19, 2006)

10.39	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2006, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and other parties thereto (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-134270), filed on June 2, 2006)

10.40*	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 12, 2006, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and other parties thereto

21	List of Subsidiaries of Horizon Lines, Inc. (Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-123073), originally filed on March 2, 2005)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.
††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of March 2007.

HORIZON LINES, INC.

By:	/s/ CHARLES G. RAYMOND
Charles G. Raymond Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 2nd day of March 2007.

Signature	Title

/s/ CHARLES RAYMOND Charles G. Raymond	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. MARK URBANIA M. Mark Urbania	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES G. CAMERON James G. Cameron	Director

/s/ DAN A. COLUSSY Dan A. Colussy	Director

/s/ ERNIE L. DANNER Ernie L. Danner	Director

/s/ JAMES W. DOWN James W. Down	Director

/s/ WILLIAM J. FLYNN William J. Flynn	Director

/s/ MARCEL FOURNIER Marcel Fournier	Director

/s/ THOMAS M. HICKEY Thomas M. Hickey	Director

/s/ FRANCIS JUNGERS Francis Jungers	Director

/s/ NORMAN Y. MINETA Norman Y. Mineta	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 24, 2006 and December 25, 2005, and the related consolidated and combined statements of operations, cash flows, and changes in stockholders’ equity of Horizon Lines, Inc. for the year ended December 24, 2006 and December 25, 2005 and for the period from July 7, 2004 through December 26, 2004, and of Predecessor A for the period from December 22, 2003 through July 6, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 24, 2006 and December 25, 2005, and the consolidated and combined results of their operations and their cash flows for the years ended December 24, 2006 and December 25, 2005 and for the period from July 7, 2004 through December 26, 2004, and of Predecessor A for the period from December 22, 2003 through July 6, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Horizon Lines, Inc’s internal control over financial reporting as of December 24, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Horizon Lines, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Horizon Lines, Inc. maintained effective internal control over financial reporting as of December 24, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horizon Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Horizon Lines, Inc. maintained effective internal control over financial reporting as of December 24, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Horizon Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 24, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Lines, Inc. as of December 24, 2006 and December 25, 2005, and the related consolidated and combined statements of operations, cash flows, and changes in stockholders’ equity of Horizon Lines, Inc. for the year ended December 24, 2006 and December 25, 2005 and for the period from July 7, 2004 through December 26, 2004, and of Predecessor A for the period from December 22, 2003 through July 6, 2004 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 28, 2007

Horizon Lines, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 24, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$93,949	$41,450
Accounts receivable, net of allowance	120,732	119,838
Deferred tax asset	11,586	16,380
Materials and supplies	24,658	26,355
Other current assets	8,266	6,439

Total current assets	259,191	210,462
Property and equipment, net	188,652	200,597
Goodwill	306,724	306,724
Intangible assets, net	167,882	191,502
Other long-term assets	22,580	18,034

Total assets	$945,029	$927,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,322	$22,368
Current portion of long-term debt	6,758	2,500
Other accrued liabilities	126,548	118,483

Total current liabilities	161,628	143,351
Long-term debt, net of current	503,708	527,568
Deferred tax liability	31,339	61,880
Deferred rent	36,003	40,476
Other long-term liabilities	4,074	2,284

Total liabilities	736,752	775,559

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized and 33,591 and 33,544 issued and outstanding at December 24, 2006 and December 25, 2005, respectively	336	336
Additional paid in capital	179,599	179,590
Accumulated other comprehensive (loss) income	(1,011)	74
Retained earnings (accumulated deficit)	29,353	(28,240)

Total stockholders’ equity	208,277	151,760

Total liabilities and stockholders’ equity	$945,029	$927,319

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc. and Predecessor Company

Consolidated and Combined Statements of Operations

(in thousands, except per share amounts)

	Horizon Lines, Inc.			Predecessor A
	For the period December 26, 2005 through December 24, 2006	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 06, 2004
Operating revenue	$1,156,892	$1,096,156	$481,898	$498,430
Operating expense:
Operating expense (excluding depreciation expense)	896,311	867,307	377,468	402,875
Depreciation and amortization	50,223	51,141	24,633	20,937
Amortization of vessel dry-docking	14,652	15,766	7,118	8,743
Selling, general and administrative	98,286	114,639	41,482	43,323
Miscellaneous expense	1,449	649	269	1,891

Total operating expense	1,060,921	1,049,502	450,970	477,769

Operating income	95,971	46,654	30,928	20,661

Other expense (income):
Interest expense, net	48,552	51,357	21,770	5,111
Interest expense—preferred units of subsidiary	—	—	—	2,686
Loss on early extinguishment of debt	581	13,154	—	—
Other (income) expense, net	(187)	26	15	7

Income (loss) before income taxes	47,025	(17,883)	9,143	12,857
Income tax expense (benefit)	(25,332)	438	3,543	4,896

Net income (loss)	72,357	(18,321)	5,600	7,961
Less: accretion of preferred stock	—	5,073	6,756	—

Net income (loss) available to common stockholders	$72,357	$(23,394)	$(1,156)	$7,961

Net income (loss) per share available to common stockholders:
Basic	$2.16	$(1.05)	$(.07)	$9.95
Diluted	$2.14	$(1.05)	$(.07)	$8.94

Number of shares used in calculations:
Basic	33,551	22,377	15,585	800
Diluted	33,772	22,382	15,585	890

Dividends per share	$0.44	$0.11	—	—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines, Inc. and Predecessor Company

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Horizon Lines, Inc.			Predecessor A
	For the period December 26, 2005 through December 24, 2006	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Cash flows from operating activities:
Net income (loss)	$72,357	$(18,321)	$5,600	$7,961
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,676	31,580	15,187	19,385
Amortization of intangibles	19,547	19,561	9,446	1,552
Amortization of vessel dry-docking	14,652	15,766	7,118	8,743
Amortization of deferred financing costs	3,990	3,363	1,303	550
Deferred income taxes	(25,088)	(7,438)	4,644	2,968
Loss (gain) on equipment disposals	242	(993)	(140)	24
Loss on early extinguishment of debt	581	13,154	—	—
Accretion on 11% senior discount notes	9,174	12,057	549	—
Accretion of preferred units of subsidiary	—	—	—	2,686
Stock based compensation	949	19,052	—	1,765
Tax (deficiency) benefit from exercise of stock options	(1,289)	5,495	9,494	—
Changes in operating assets and liabilities:
Accounts receivable	(894)	(9,037)	8,633	(13,678)
Materials and supplies	1,819	(5,309)	(161)	(3,020)
Other current assets	(1,827)	9,846	(8,390)	(6,152)
Accounts payable	5,954	(2,907)	(3,203)	200
Accrued liabilities	5,057	8,965	26,079	(13,152)
Vessel dry-docking payments	(16,815)	(16,038)	(2,075)	(10,198)
Other assets/liabilities	(3,561)	(2,464)	(1,287)	(2,562)

Net cash provided by (used in) operating activities	115,524	76,376	72,797	(2,928)

Cash flows from investing activities:
Purchases of equipment	(21,288)	(41,234)	(11,000)	(21,889)
Acquisition of company	—	—	(663,031)	—
Transaction costs associated with acquisition	—	—	(246)	—
Proceeds from sale of equipment	2,192	2,417	354	1,399
Other investing activities	(244)	—	—	(150)

Net cash used in investing activities	(19,340)	(38,817)	(673,923)	(20,640)

Cash flows from financing activities:
Initial capitalization of Company	—	—	87,027	—
Issuance of long term debt	—	—	682,819	—
Borrowing under revolving credit facility	—	—	6,000	—
Payment on revolving credit facility	—	—	(6,000)	—
Payment of financing costs	(1,182)	(1,754)	(4,800)	—
Sale of stock	—	1,108	20,655	—
Proceeds from exercise of stock options	101	—	—	—
Tax (deficiency) benefit from exercise of stock options	1,289	(5,495)	—	—
Initial public offering proceeds	—	143,750	—	—
Costs associated with initial public offering	(158)	(15,717)	—	—
Payments of long-term debt	(28,776)	(98,696)	(70,625)	—
Payment of interest on convertible debt	—	—	(3,506)	—
Redemption premiums	—	(9,522)	—	—
Redemption of preferred stock	—	(62,689)	(53,613)	—
Dividend to stockholders	(14,764)	(3,690)	—	—
Payments on capital lease obligation	(195)	(170)	(65)	(87)

Net cash provided by (used in) financing activities	(43,685)	(52,875)	657,892	(87)

Net increase (decrease) in cash and cash equivalents	52,499	(15,316)	56,766	(23,655)
Cash and cash equivalents at beginning of period	41,450	56,766	—	41,811

Cash and cash equivalents at end of period	$93,949	$41,450	$56,766	$18,156

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines, Inc. and Predecessor Company

Consolidated and Combined Statements of Changes in Stockholders’ Equity

(in thousands)

Predecessor A	Common Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Stockholders’ equity at December 21, 2003	800	$8	$79,992	$17,162	$(302)	$96,860
Grant of stock options	—	—	1,765	—	—	1,765
Change in fair value of interest rate contract	—	—	—	—	286	286
Net income for the period December 22, 2003 through July 6, 2004	—	—	—	7,961	—	7,961

Comprehensive Income						8,247

Stockholders’ equity at July 6, 2004	800	$8	$81,757	$25,123	$(16)	$106,872

Horizon Lines, Inc.	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Stockholders’ equity at July 7, 2004	—	$—	$—	$—	$—	$—
Initial capitalization	12,703	127	13,566	—	—	13,693
Sale of stock	2,874	28	3,365	—	—	3,393
Tax benefit from stock option deduction	—	—	9,494	—	—	9,494
Other	768	8	105	—	—	113
Accretion of discount on preferred stock	—	—	—	(6,756)	—	(6,756)
Net income for the period July 7, 2004 through December 26, 2004	—	—	—	5,600	—	5,600
Change in fair value of fuel fixed priced contract	—	—	—	—	129	129
Unrealized loss on pension	—	—	—	—	(58)	(58)

Comprehensive income						5,671

Stockholders’ equity at December 26, 2004	16,345	$163	$26,530	$(1,156)	$71	$25,608

Horizon Lines, Inc. and Predecessor Company

Consolidated and Combined Statements of Changes in Stockholders’ Equity—(Continued)

(in thousands)

Horizon Lines, Inc.	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Issuance of restricted stock	1,855	$20	$634	$—	$—	$654
Restricted stock compensation	—	—	18,952	—	—	18,952
Exercise of stock options	969	9	(9)	—	—	—
Initial public offering	14,375	144	143,606	—	—	143,750
Costs associated with initial public offering	—	—	(15,717)	—	—	(15,717)
Tax benefit from exercise of stock options	—	—	5,495	—	—	5,495
Dividend to shareholders	—	—	—	(3,690)	—	(3,690)
Stock based compensation	—	—	99	—	—	99
Accretion of discount on preferred stock	—	—	—	(5,073)	—	(5,073)
Net loss	—	—	—	(18,321)	—	(18,321)
Unrealized gain on pension	—	—	—	—	58	58
Change in fair value of fuel contract	—	—	—	—	(55)	(55)

Comprehensive income (loss)						(18,318)

Stockholders’ equity at December 25, 2005	33,544	336	179,590	(28,240)	74	151,760

Exercise of stock options	24	—	101	—	—	101
Costs associated with initial public offering	—	—	(221)	—	—	(221)
Tax deficiency from exercise of stock options	—	—	(1,289)	—	—	(1,289)
Dividend to shareholders	—	—	—	(14,764)	—	(14,764)
Stock based compensation	—	—	949	—	—	949
Stock issued under Employee Stock Purchase Plan	23	—	469	—	—	469
Net income	—	—	—	72,357	—	72,357
Change in fair value of fuel contract	—	—	—	—	(74)	(74)

Comprehensive income						72,283
Adjustment to apply SFAS 158, net of tax	—	—	—	—	(1,011)	(1,011)

Stockholders’ equity at December 24, 2006	33,591	$336	$179,599	$29,353	$(1,011)	$208,277

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements

1. Basis of Presentation and Operations

On July 7, 2004, Horizon Lines, Inc. (the “Company”), formerly known as H-Lines Holding Corp. was formed as an acquisition vehicle to acquire the equity interest in Horizon Lines Holding Corp. (“HLHC”). The Company was formed at the direction of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc (“Castle Harlan”). HLHC, a Delaware corporation, operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware corporation and wholly-owned subsidiary and Horizon Lines of Puerto Rico, Inc. (“HLPR”) a Delaware corporation and wholly-owned subsidiary. HL operates as a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. The Company, during the period from February 27, 2003 through July 6, 2004, is referred to as “Predecessor A.”

On December 6, 2004, H-Lines Finance Holding Corp. (“HLFHC”) was formed as a wholly-owned subsidiary of the Company. HLHFC, subsequent to its incorporation, issued 11% senior discount notes. The proceeds from these notes were distributed to the Company.

The accompanying consolidated and combined financial statements include the consolidated accounts of the Company and its majority owned subsidiaries as of December 24, 2006 and December 25, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows commencing on July 7, 2004. All significant intercompany accounts and transactions have been eliminated.

On July 7, 2004, the Company, H-Lines Subcorp., a wholly owned subsidiary of the Company, Predecessor A, a majority-owned subsidiary of Carlyle-Horizon Partners, L.P., and TC Group, LLC., an affiliate of Carlyle-Horizon Partners, L.P., amended and restated a merger agreement dated as of May 22, 2004, between the same parties, and, pursuant to such amended and restated merger agreement, H-Lines Subcorp. merged, on such date, with and into Predecessor A, with Predecessor A as the surviving corporation (such merger, the “Merger”). Upon the consummation of the Merger, the issued and outstanding shares of the common stock of Predecessor A and the outstanding options granted by Predecessor A to purchase shares of its common stock were converted into the right to receive the applicable portion of the aggregate merger consideration of approximately $676.0 million, whereupon the Company became the holder of all of the outstanding common stock of Predecessor A. The Merger was accounted for using the purchase method of accounting; accordingly, the consideration paid was allocated based on the estimated fair market values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair market value of the net assets acquired, including separately identifiable intangible assets, approximated $306.7 million, and was allocated to goodwill.

The following table sets forth the allocation of the purchase price in connection with the Merger (in thousands):

Working capital	$66,710
Property & equipment	188,863
Goodwill	306,724
Customer contracts and trademarks	201,475
Deferred financing costs	18,991
Long-term liabilities	(126,184)
Other, net	19,421

Purchase price	$676,000

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

The following unaudited pro forma information presents the results of operations of the Company as if the Merger had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from debt associated with the Merger (in thousands):

For the Period from December 22, 2003 through July 6, 2004 (Unaudited)
Operating revenue	$498,430
Operating income	20,036
Net loss	(2,451)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Merger occurred at the beginning of the periods.

For the period from December 21, 2003 through July 7, 2004 the consolidated accounts and the condensed and consolidated statements of operations and cash flows represents that of Predecessor A. All significant intercompany accounts and transactions have been eliminated.

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of the Company consist principally of cash held in banks and temporary investments having a maturity of three months or less at the date of acquisition.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable based upon its historical collection experience. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. The Company does not require collateral from its trade customers.

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue.

The allowance for doubtful accounts and revenue adjustments approximated $5.0 million at December 24, 2006 and $6.1 million at December 25, 2005, respectively.

Materials and Supplies

Materials and supplies consist primarily of fuel inventory aboard vessels and inventory for maintenance of property and equipment. Fuel is carried at cost on the first in, first out (FIFO) basis, while all other materials and supplies are carried at average cost.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Property and Equipment

Property and equipment are stated at cost. Certain costs incurred in the development of internal-use software are capitalized. Routine maintenance, repairs, and removals other than vessel drydockings are charged to expense. Expenditures that materially increase values, change capacities or extend useful lives of the assets are capitalized. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets or over the terms of capital leases. The estimated useful lives of the Company’s assets are as follows:

Buildings, chassis and cranes	25 years
Containers	15 years
Vessels	20-40 years
Software	3 years
Other	3-10 years

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Vessel Drydocking

Vessels must undergo regular inspection, monitoring and maintenance, referred to as drydocking, to maintain the required operating certificates. United States Coast Guard regulations generally require that vessels be drydocked twice every five years. Because drydockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydockings are customarily capitalized and are then amortized over a 30-month period beginning with the accounting period following the vessel’s release from drydock.

The Company takes advantage of vessel drydockings to also perform normal repair and maintenance procedures on the vessels. These routine vessel maintenance and repair procedures are charged to expense as incurred. In addition, the Company will occasionally during a vessel drydocking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Intangible Assets

Intangible assets consist of goodwill, customer contracts, trademarks, and deferred financing costs all of which are related to the Merger on July 7, 2004. The Company amortizes customer contracts using the straight line method over the expected useful lives of 8 to 10 years. The Company also amortizes trademarks using the straight line method over the expected life of the related trademarks of 15 years. The Company amortizes debt issue cost using the effective interest method over the term of the related debt.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual undiscounted cash flow impairment tests. At least annually, or sooner if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss is recognized.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Revenue Recognition

The Company accounts for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process”. Under this method the Company records transportation revenue and an accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. The Company believes this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred.

Terminal and other service revenue and related costs of sales are recognized as services are performed.

Casualty and Other Reserves

The Company maintains insurance for casualty, property and health claims. Most of the Company’s insurance arrangements include a level of self-insurance. Reserves are established based on the value of cargo damaged and the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments be recognized in the financial statements at fair value.

The Company occasionally utilizes derivative instruments tied to various indexes to hedge a portion of its exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. The Company does not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties.

Predecessor A used derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modified the exposure of these risks with the intent to reduce the risk to Predecessor A. Predecessor A did not use financial instruments for trading purposes, nor did it use leveraged financial instruments. Credit risk related to the derivative financial instruments was considered minimal and was managed by requiring high credit standards for its counterparties and periodic settlements.

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realizable.

The American Jobs Creation Act of 2004 (“the Act”) instituted an elective alternative tax on qualifying shipping activities (“tonnage tax”) for corporations operating U.S.-flag vessels in U.S. foreign trade, as defined in the Act. During 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. As the Company expects to continue to qualify for application of the tonnage tax, deferred tax assets and liabilities relating to the qualifying shipping activities are measured using an effective tax rate of zero.

Stock-based Compensation

Horizon Lines, Inc. Stock Options

On September 16, 2005, the Board of Directors of Horizon Lines, Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. The Company early adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the fourth quarter of fiscal year 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. Due to the lack of trading activity since our stock became publicly traded, we base our estimates of stock price volatility on the average of (i) our historical stock price over the period in which it has been publicly traded and (ii) historical volatility of similar entities commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

Predecessor A Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), Predecessor A chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and its related interpretations.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of Predecessor A’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the grant date consistent with provisions of SFAS 123,

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Predecessor A’s pro forma net income and earnings per share would have been impacted as follows (in thousands, except per share amounts):

For the Period December 22, 2003 through July 6, 2004
Net income as reported	$7,961

Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	(2,055)
Add: total stock-based compensation expense recorded under APB 25	1,765

Pro forma net income	$7,671

Basic net income per share:
As reported	$9.95
Pro forma	$9.59
Diluted net income per share:
As reported	$8.94
Pro forma	$8.62

The pro forma results reflect amortization of fair value of stock options over the vesting period. The weighted average fair value of options granted in fiscal year 2003 was estimated to be $100, as determined by Predecessor A’s Board of Directors. The fair value of options granted was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Expected life of option	10 years
Risk-free interest rate	5%
Expected volatility of stock	0%
Expected dividend yield	0%

On September 26, 2005, all options outstanding under Predecessor A’s option plan, as amended on September 20, 2005, were exercised. There are no options outstanding or issuable under Predecessor A’s stock option plan, as amended.

Restricted Shares

In January 2005, the Company entered into stock subscription agreements and restricted stock agreements with certain members of management. The subscription agreements provided for the purchase and sale of common stock to certain members of management at $0.35 per common share payable in cash and a secured promissory note. Common stock sold under the agreement of 1,724,619 shares totaled $0.6 million. Promissory notes totaled $0.3 million. All of these shares vested in full upon the consummation of the Company’s initial public offering (see note 4 for more information on the Company’s initial public offering). The Company recorded compensation expense based on the numbers of shares that vested during the period and the estimated fair value at the measurement date. Total compensation expense related to the restricted stock recorded during 2005 was $16.6 million.

In January 2005, the Company entered into stock purchase agreements with certain directors of the Company. The agreements provided for the sale of 130,051 shares of common stock at $0.35 per

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

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

Pension and Post-retirement Benefits

The Company has a noncontributory pension plan and a post-retirement benefit plan covering certain union employees. Costs of these plans are charged to current operations and consist of several components that are based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements.

Amounts recorded for the pension plan and the post-retirement benefit plan reflect estimates related to future interest rates, investment returns, and employee turnover. The Company reviews all assumptions and estimates on an ongoing basis.

As of December 24, 2006, we adopted Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires the recognition of the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of other accumulated comprehensive income in the year they occur. The pension plan and the post-retirement benefit plan are in an underfunded status and upon adoption in December 2006, we recorded a decrease to accumulated other comprehensive income of $1.0 million, net of tax.

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

Fiscal Period

The fiscal period of the Company typically ends on the last Sunday before the last Friday in December. For fiscal year 2006, the fiscal period began on December 26, 2006 and ended on December 24, 2006. For fiscal year 2005, the fiscal period began on December 27, 2004 and ended on December 25, 2005. For the 2004 period, the fiscal period of the Company began on July 7, 2004, the date of the Merger, and closed on December 26, 2004.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 158. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company’s benefit plans requires an offsetting adjustment to the ending balance of accumulated other comprehensive income in shareholders equity. As discussed above, during the fourth quarter of 2006, the Company recorded a decrease to accumulated other comprehensive income of $1.0 million to reflect the underfunded status of it post-retirement and pension plans.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated statement of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is in the process of determining the financial impact the adoption of FIN 48 will have on its consolidated statement of operations or financial position.

Supplemental Cash Flow Information

Non-cash activities consist of the following (in thousands):

	Horizon Lines, Inc.			Predecessor A
	For the period December 26, 2005 through December 24, 2006	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Notes payable in conjunction with the acquisition of beneficial interest in vessel trusts	$—	$4,513	$—	$—
Equity retained by management in connection with the initial capitalization of the Company	—	—	12,969	—

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Cash payments (receipts) for interest and income taxes were as follows (in thousands):

	Horizon Lines, Inc.			Predecessor A
	For the period December 26, 2005 through December 24, 2006	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Interest	$36,693	$36,476	$13,288	$3,999
Income taxes	868	(7,319)	4,070	154

3. SFL Agreements

In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). All five of the new vessels are being built in a South Korean shipyard pursuant to contracts between the shipyard and various third parties (the “sellers”). To date, two of the vessels have been delivered. One of the delivered vessels is being chartered by the seller until the second quarter 2007 when the vessel will be delivered to the Company. The second vessel (the “Horizon Hunter”) was delivered to the Company on November 30, 2006 and the Company is currently sub-chartering this vessel until deployment in the Company’s trade routes in March 2007. The new vessels are expected to be deployed, over a five month period in 2007, on the Company’s trade routes between the U.S. west coast and Asia and Guam. This deployment will enable the Company to redeploy Jones Act qualified active vessels to other Jones Act routes. Upon the deployment of the new vessels, the redeployment of certain Jones Act qualified vessels, and the shifting of certain older vessels to the Company’s standby fleet, the average age of an active vessel in the Company’s fleet, will by reduced from 31 years to 20 years.

The contractual arrangements with SFL and its subsidiaries include an Agreement to Acquire and Charter to which HL is a party and pursuant to which SFL and its subsidiaries are required to acquire the new vessels from the sellers and then charter them to HL. SFL Holdings has entered into five separate memoranda of agreement (“the MoAs”) with the sellers pursuant to which the new vessels will be acquired from the sellers following their completion. Upon the delivery of each vessel to SFL Holdings by the applicable seller, SFL Holdings will transfer the vessel to one of its wholly-owned subsidiaries (the “Shipowner”). In connection with each such transfer, the transferred vessel will be reflagged as a U.S. vessel and bareboat chartered by the applicable Shipowner to HL. The bareboat charter for each new vessel is a “hell or high water” charter, and the obligation of HL to pay charter hire thereunder for the vessel is absolute and unconditional. The estimated aggregate annual charter hire for all of the five new vessels is approximately $32.0 million, based on certain assumptions with respect to final vessel price and applicable interest rates that will be adjusted on the date of the delivery of the particular vessel. Under the charters, HL is responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by HL. In addition, HL has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If HL elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt under the Fortis Capital Corp. (“Fortis”) credit facility, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If HL elects not to purchase the new vessels at

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

the end of the initial twelve-year period and the Shipowners sell the new vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by the Shipowners to an affiliated party for less than a different specified amount, HL has the right to purchase the new vessels for that different specified amount.

In order to facilitate the charter of the new vessels, the contractual arrangements with SFL and its subsidiaries include various agreements that support the obligations of SFL and its subsidiaries to the sellers under the memoranda of agreement and the syndicate of bank lenders led by Fortis that is providing the debt financing for the acquisition. In order for HL to secure certain of its obligations to SFL, SFL Holdings, and the SFL Shipowners under the Reimbursement Agreement, HL delivered letters of credit to Fortis in an aggregate amount of $29.3 million. These letters of credit were comprised of $25.5 million issued as collateral for SFL’s obligations in respect of security deposits for three of the new vessels and $3.8 million was issued as collateral for SFL’s obligations with respect to interest-rate swap breakage fees. Letters of credit totaling $8.5 million and $0.8 million relating to collateral for SFL’s obligations in respect of security deposits for the Horizon Hunter and collateral for SFL’s obligations with respect to interest-rate swap breakage fees, respectively, were cancelled upon delivery of the Horizon Hunter. The remaining letters of credit will be cancelled upon the return by the sellers to SFL Holdings of the security deposits that the sellers received from SFL Holdings pursuant to certain of the memoranda of agreement.

Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations, the letters of credit, the residual guarantee, and the security deposits guarantee. The Company will account for the leases as operating leases, and has included lease costs associated with the Horizon Hunter in its consolidated statement of operations for the periods after delivery on November 30, 2006. The residual guarantee will be recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet upon commencement of the bareboat charters. The security deposits guarantee is currently recorded on the balance sheet and will be removed upon delivery of each vessel.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

4. Initial Public Offering and Related Transactions

Initial Public Offering

On September 30, 2005, the Company issued and sold 12,500,000 shares (the “Initial Shares”) of its common stock, in an initial public offering (referred to herein as the “initial public offering”), at a price of $10.00 per share, less the underwriters’ discount of 7% per share. On October 14, 2005, the Company issued and sold an additional 1,875,000 shares (the “Additional Shares”) of its common stock to the underwriters of its initial public offering at a price of $10.00 per share, representing the initial public offering price to the public, less the underwriters’ discount of 7% per share. These shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company granted to them with respect to the initial public offering. Sources and uses are as follows (in thousands):

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

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

The following unaudited pro forma combined financial statements are based on our historical consolidated financial statements, and are adjusted to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares pursuant to the initial public offering, the use of proceeds therefrom, and other related transactions, as if, in each case, such transactions occurred as of December 27, 2004 (in thousands, except per share amounts).

	For the Year ended December 25, 2005
		(Unaudited)
	Historical	Offering- Related Transactions Adjustments		Pro-Forma Consolidated
Operating revenue	$1,096,156	$—		$1,096,156
Operating expense:
Operating expense	867,307	—		867,307
Depreciation and amortization	51,141	—		51,141
Amortization of vessel dry-docking	15,766	—		15,766
Selling, general and administrative	114,639	(30,394	)(1)	84,245
Miscellaneous expense	649	—		649

Total operating expense	1,049,502	(30,394)		1,019,108

Operating income	46,654	30,394		77,048

Other expense (income):
Interest expense, net	51,357	(8,780	)(2)	42,577
Loss on early extinguishment of debt	13,154	—		13,154
Other expense, net	26			26

Income (loss) before income taxes	(17,883)	39,174		21,291
Income tax expense	438	8,086		8,524

Net income (loss)	(18,321)	31,088		12,767
Less: accretion of preferred stock	5,073	(5,073	)(3)	—

Net income (loss) available to common stockholder	$(23,394)	$36,161		$12,767

Net income per share:
Basic				$0.38
Diluted				$0.38
Number of shares used in calculations:
Basic			(4)	33,544
Diluted			(4)	33,570

(1)	Adjustment represents the following:

Elimination of management fees	$9,698
Elimination of non-employee directors stock compensation and executive restricted stock compensation	18,953
Elimination of other transaction-related expenses	1,743

Total pro forma adjustment to selling, general, and administrative expenses	$30,394

(2)	Reflects the change in interest expense as a result of early payments of $52,986 on the outstanding 9% senior notes and $43,210 on the outstanding 11% senior discount notes. This

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

adjustment also represents a change in interest expense attributable to a 0.25% reduction in the margin applicable to the term loan facility. The changes in interest expense are as follows:

Reduction of interest expense on early payment of 9% senior notes	$4,172
Reduction of interest expense on early payment of 11% senior discount notes	3,793
Reduction of interest expense from 0.25% reduction in interest rate on term loan	465
Reduction of amortization of deferred finance costs	350

Total pro forma adjustment to interest expense	$8,780

(3)	Represents the elimination of the accretion of the Series A preferred stock.

(4)	The following table provides a reconciliation between the number of common shares on a basic and diluted basis to give effect to the consummation of the issuance and sale by the Company of the Initial Shares and the Additional Shares pursuant to the initial public offering, as if, in each case, such transactions occurred as of December 27, 2004 (in thousands):

For the year ended December 25, 2005
Reconciliation of number of common shares:
Basic-actual	22,377
Adjustments:
Issuance of non-employee directors stock compensation and executive restricted stock compensation (a)	104
Issuance of shares in conjunction with common stock offering (b)	9,558
Issuance of shares in conjunction with exercise of underwriter’s option (c)	1,505

Basic-pro forma	33,544
Assumed exercise of employee stock options (d)	26

Diluted-pro forma	33,570

(a)	Represents incremental impact as if 1,854,671 restricted shares had been issued
(b)	Represents incremental impact as if 12,500,000 common shares had been issued
(c)	Represents incremental impact as if 1,875,000 common shares had been issued
(d)	On September 27, 2005, the Company granted nonqualified stock options under its equity incentive plan to members of management to purchase up to 705,100 shares in the aggregate of the Company’s common stock at a price per share equal to the initial public offering price per share.

5. Shelf Registration and Secondary Offerings

Secondary Offerings

On November 15, 2006, the Company filed an automatic shelf registration statement on Form S-3. The shelf registration statement, which became effective upon filing with the SEC, registered for resale (and other dispositions) 2,678,894 outstanding shares of the Company’s common stock. All of these shares were held by Castle Harlan Partners IV, L.P. and its co-investor Stockwell Fund, L.P. and their respective affiliates and associates (the “existing selling stockholders”). The Company did not receive any proceeds from any resales or other dispositions under the shelf registration statement. The existing selling stockholders priced a registered public secondary offering of 2,355,083 shares of the Company’s common stock pursuant to the shelf registration statement. The Company incurred approximately $0.4 million in fees associated with the shelf registration during 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

On September 15, 2006, the Company completed a secondary offering of 5,300,000 shares of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed the sale of a further 795,000 shares of common stock to the underwriters of the secondary offering pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under the secondary offering. The Company incurred approximately $0.8 million in fees associated with the secondary offering during 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations.

On June 16, 2006, the Company completed a secondary offering of 5,750,000 shares of its common stock, all of which were sold by stockholders of the Company. In addition, the stockholders of the Company completed the sale of a further 862,500 shares of common stock to the underwriters of the secondary offering pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of stock under the secondary offering. The Company incurred approximately $0.9 million in fees associated with the secondary offering during 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 24, 2006	December 25, 2005
Vessels	$137,129	$135,164
Containers	27,682	27,420
Chassis	14,535	13,453
Cranes	15,903	13,997
Machinery & equipment	19,716	17,322
Facilities & land improvement	8,416	5,508
Software	29,887	30,149
Construction in progress	7,715	1,244

Total property and equipment	260,983	244,257
Accumulated depreciation	(72,331)	(43,660)

Property and equipment, net	$188,652	$200,597

The majority of our depreciation expense is related to our vessels and capitalized software. Depreciation expense related to our vessels was $10.9 million, $9.3 million and $4.4 million for the years ended December 24, 2006 and December 25, 2005 and the twelve months ended December 26, 2004, respectively. Depreciation expense related to capitalized software was $9.6 million, $9.7 million, and $9.6 million for the years ended December 24, 2006 and December 25, 2005 and the twelve months ended December 26, 2004, respectively.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 24, 2006	December 25, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred finance costs	23,075	23,158

Total intangibles with definite lives	224,550	224,633
Less: accumulated amortization	(56,668)	(33,131)

Net intangibles with definite lives	167,882	191,502
Goodwill	306,724	306,724

Total intangible assets, net	$474,606	$498,226

In December 2006, the Company wrote off approximately $0.6 million of net deferred finance costs in conjunction with a $25.0 million prepayment of its term loan. In 2005, the Company wrote off $1.9 million and $1.7 million in net deferred finance costs related to the 9% senior notes and the 11% senior discount notes, respectively, in conjunction with the early redemption of indebtedness.

Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2007	$22,451
2008	22,439
2009	22,317
2010	22,080
2011	21,076

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 24, 2006	December 25, 2005
Marine operations	$9,452	$11,236
Terminal operations	12,400	9,537
Vessel and rolling stock rent	26,649	24,735
Vessel operations	18,608	22,049
Fuel	10,899	9,043
Bonus	10,500	8,347
Interest	7,219	6,636
Other liabilities	30,821	26,900

Total other accrued liabilities	$126,548	$118,483

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

9. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 24, 2006	December 25, 2005
Senior credit facility	$219,375	$246,875
9% senior notes	197,014	197,014
11% senior notes	89,564	81,666
Notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts	4,513	4,513

Total debt obligations	510,466	530,068
Current portion	(6,758)	(2,500)

Long-term debt, net of current	$503,708	$527,568

Senior Credit Facility

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005 and amended again on September 22, 2005.

In April 2006, the senior credit facility was further amended to (i) increase the aggregate amount of letters of credit permitted under the Pre-Existing Horizon Credit Agreement to $41.0 million and (ii) to permit Horizon Lines or any of its subsidiaries to guarantee, directly or indirectly, up to $42.5 million of the obligations of SFL and/or any of its subsidiaries or affiliates in connection with the charter by Horizon Lines of the Vessels from the Shipowners. The Horizon Letters of Credit were issued by UBS AG, Stamford Branch, pursuant to the Pre-Existing Horizon Credit Agreement, as amended by Amendment No. 2. The Horizon Letters of Credit will be returned to Horizon Lines following the release to SFL Holdings of the SFL Security Deposits for the Vessels.

On December 12, 2006, the senior credit facility was further amended to include: 1) increasing the revolving credit facility to $75 million; 2) increasing the additional term loan borrowing availability to $75 million; 3) raising the annual capital spending limit to $40 million, exclusive of vessel and equipment lease buyouts; 4) allowing for 100% carryover of unutilized permitted annual capital spending; 5) increasing maximum restricted payments on a rolling four quarters basis to $36 million; 6) providing 100% credit for voluntary loan prepayments on the required annual excess cash flow sweep now commencing in 2007; and 7) increasing permitted acquisitions to $120 million annually and to $200 million over the life of the facility.

The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of December 24, 2006 or December 25, 2005. However, $26.6 million and $6.9 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of December 24, 2006 and December 25, 2005, respectively.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $52.7 million until final maturity on July 7, 2011. In December 2006, the Company made a $25.0 million voluntary prepayment on its

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

term loan facility. Borrowings under the term loan facility bear interest at HL and HLHC’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at December 24, 2006 approximated 7.6%. HL and HLHC are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires HL and HLHC to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and HLHC were in compliance with all such covenants as of December 24, 2006. The senior credit facility is secured by the assets of HL and HLHC.

Senior Notes

On July 7, 2004, HL and HLHC completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and HLHC and rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. On or after November 1, 2008, November 1, 2009 and November 1, 2010, HL and HLHC may redeem the 9% senior notes, in whole or in part, at a redemption price equal to 104.5%, 102.5% and 100.5%, respectively, of the principal amount. In addition, at any time prior to November 1, 2008, HL and HLHC can redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the 9% senior notes plus an applicable premium (as defined in the indenture), and accrued and unpaid interest to the redemption date. Also, at any time before November 1, 2007, HL and HLHC may, at their option, use net cash proceeds of one or more qualified equity offerings to redeem up to 14% of the principal amount of the 9% senior notes issued under the indenture at a redemption price of 109% of the principal amount of the 9% senior notes, plus accrued and unpaid interest. HL and HLHC used $57.8 million of the proceeds of the issuance and sale of the Initial Shares and the Additional shares to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

Senior Discount Notes

On December 10, 2004, HLFHC completed an offering of $160.0 million in principal amount of 11% senior discount notes. The 11% senior discount notes were issued at a discount from their principal amount at maturity and generated gross proceeds of approximately $112.3 million. The 11% senior discount notes mature on April 1, 2013. Until April 1, 2008, the notes will accrete at the rate of 11% per annum, compounded semiannually on April 1 and October 1 of each year, beginning October 1, 2005, to but not including April 1, 2008. Beginning on April 1, 2008, cash interest will accrue at the rate of 11% per annum and will be payable in cash semi-annually in arrears on each April 1 and October 1, commencing October 1, 2008. The 11% senior discount notes are the general unsecured obligations of HLFHC and rank equally with the existing and future unsecured indebtedness and other

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

obligations of HLFHC that are not, by their terms, expressly subordinated in right of payment to the 11% senior discount notes and senior in right to any future subordinated debt. On or after April 1, 2008, April 1, 2009 and April 1, 2010, HLFHC may redeem the 11% senior discount notes, in whole or in part, at a redemption price equal to 105.5%, 102.75% and 100.0%, respectively, of the principal amount. In addition, at any time prior to April 1, 2008, HLFHC can redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the 11% senior discount notes plus an applicable premium (as defined in the indenture). HLFHC used $48.0 million of the proceeds of the Initial Shares and the Additional Shares to redeem $56.0 million of the principal amount at maturity, or $43.2 million in accreted value, of the 11% senior discount notes and pay associated redemption premiums of $4.8 million. In addition, during 2006, HL made a $1.3 million open market purchase of HLFHC’s 11% senior discount notes, which represented a $46 thousand premium to the accreted value at the date of purchase.

Other Debt

During fiscal year 2005, HL assumed outstanding indebtedness of approximately $4.5 million in connection with the acquisition of the rights and beneficial interests of the sole owner participant in two separate owner trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively. Such indebtedness accrued at 10.6% per annum, with interest payments semi-annually in January and July of each fiscal year until final maturity on January 1, 2007. Horizon Lines repaid the $4.5 million indebtedness assumed in connection with this acquisition in January 2007.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 24, 2006 and December 25, 2005 were $528.5 million and $545.9 million, respectively. The fair value of the senior notes and senior discount notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

Annual maturities of long-term debt obligations are as follows (in thousands):

2007	$6,757
2008	2,244
2009	2,244
2010	54,423
2011	158,220
Thereafter	299,519

	$523,407	*

*	The annual maturities schedule includes the $102.5 million principal amount of the 11% senior discount notes.

10. Net Income (Loss) Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method (in thousands, except per share amounts):

	Horizon Lines, Inc.			Predecessor A
	For the period December 26, 2005 through December 24, 2006	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Numerator:
Net Income (loss)	$72,357	$(18,321)	$5,600	$7,961
Less: Accretion of preferred stock	—	5,073	6,756	—

Net income (loss) available to common stockholders	$72,357	$(23,394)	$(1,156)	$7,961

Denominator:
Denominator for basic income (loss) per common share:
Weighted average shares outstanding	33,551	22,377	15,585	800

Effect of dilutive securities:
Stock based compensation	221	5	—	90

Denominator for diluted net income (loss) per common share	33,772	22,382	15,585	890

Basic net income (loss) per common share	$2.16	$(1.05)	$(0.07)	$9.95

Diluted net income (loss) per common share	$2.14	$(1.05)	$(0.07)	$8.94

11. Preferred Stock/Units

Non-mandatorily Redeemable Series-A Preferred Stock

In connection with the initial public offering, the Company redeemed all shares of its non-voting $.01 par value Series A Preferred Stock for $62.2 million. In addition, in January 2005, the Company used a portion of a dividend from HLFHC to repurchase $0.5 million of its Series A preferred stock. The Series-A Preferred stock was issued in conjunction with the capitalization of the Company. The Company recorded these shares at their fair value in accordance with FAS No. 141 “Business Combinations”. As the preferred shares had no coupon rate and no stated redemption period, management determined that a 10% discount rate and a one year redemption period was appropriate. The 10% discount rate was based upon a comparison to other similar offerings in the marketplace considering terms such as coupon rates, convertibility, and voting rights. As management’s intention at the time of issuance of the preferred shares was to redeem the preferred shares within a year after issuance, a one year period was utilized to accrete the shares to their redemption value. During 2005, the Company recorded $5.1 million of accretion of its Series A Preferred stock. The Company classified the value of these shares between liabilities and equity.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Mandatorily Redeemable Preferred Units

In connection with the purchase transaction, Predecessor A issued 60,000 voting senior preferred units to CSX. The holders of the outstanding senior preferred units were entitled to receive a preferential return equal to 10% per annum, which accrued and was compounded annually, before any distributions were made with respect to any other common units.

Predecessor A had the option to redeem the senior preferred units at any time after May 27, 2005, in whole at an amount equal to the unreturned capital contribution of the senior preferred units plus accrued preferential returns. The senior preferred units were mandatorily redeemable by Predecessor A at an amount equal to the unreturned capital contribution of the senior preferred units plus accrued preferential returns at the earliest of February 27, 2010 or a change in control of Predecessor A. After receiving appropriate approval, the Company redeemed $15.0 million of preferred units during the year ended December 21, 2003.

In connection with the Merger on July 7, 2004, the remaining preferred units of Predecessor A were redeemed at an amount equal to the unreturned capital contribution plus accrued preferential returns totaling $58.9 million.

12. Derivative Financial Instruments

During 2006, 2005 and 2004, the Company entered into fuel swap contracts to fix the price of fuel. The contracts were accounted for as cash flow hedges. Accordingly, the Company recorded the fair value of the hedge contracts in other current assets and accumulated other comprehensive income. There were no hedges outstanding as of December 24, 2006. The fair value of the hedges approximated $0.1 million and $0.2 million at December 25, 2005 and December 26, 2004, respectively.

13. Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $71.6 million, $74.3 million and $35.9 for the year ended December 24, 2006 and December 25, 2005 and the period from July 7, 2004 through December 26, 2004, respectively. Predecessor A leased certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally included provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $43.5 million for the period from December 22, 2003 through July 6, 2004.

The Company leases certain equipment under a capital lease agreement. This capital lease agreement was assumed from Predecessor A. The net book value of this equipment totaled $0.3 million and $0.5 million at December 24, 2006 and December 25, 2005, respectively. Depreciation expense for equipment under the capital lease totaled $0.2 million for the year ended December 24, 2006, $0.2 million for the year ended December 25, 2005, $0.1 million for the period from July 7, 2004 through December 26, 2004 and $0.1 million for the period from December 22, 2003 through July 6, 2004.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Future minimum lease obligations at December 24, 2006 are as follows (in thousands):

Period Ending December	Non-Cancelable Operating Leases	Capital Lease
2007	$92,986	$193
2008	47,343	161
2009	45,891	—
2010	44,505	—
2011	27,587	—
Thereafter	164,207	—

Total future minimum lease obligation	$422,519	354

Less: amounts representing interest		18

Present value of future minimum lease obligation		336
Current portion of capital lease obligation		180

Long-term portion of capital lease obligation		$156

The above operating lease amounts do not include anticipated payments of $20.7 million during 2007, $25.4 million during each year from 2008 to 2011 and $182.7 thereafter for the four new vessels in which the Company has not yet taken delivery.

14. Related Parties

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

During 2005 and the period July 7, 2004 through December 26, 2004, the Company recorded $2.2 million and $1.5 million, respectively in selling, general, and administrative expenses related to a management agreement with Castle Harlan. In addition, in connection with the initial public offering in 2005, the Company recorded a charge of $7.5 million related to the termination of the ongoing management services and fee related provisions of the management agreement. During 2004, the Company recorded $0.5 million in fees to Castle Harlan related to the issuance of the 11% senior discount notes.

For the period December 22, 2003 through July 6, 2004 Predecessor A recorded $0.3 million in management fees within selling, general, and administrative expenses to its equity sponsor, the Carlyle Group.

Predecessor A was a lessee in an operating sublease agreement with CSX. Predecessor A leased containers and vessels under these agreements. Lease expense during the period December 22, 2003 through July 6, 2004 totaled $16.6 million.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

15. Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. The Company matches employee contributions up to 6% of qualified compensation. The cost for this benefit totaled $2.1 million, $1.9 million and $0.8 million for the year ended December 24, 2006 and December 25, 2005 and for the period July 7, 2004 through December 26, 2004, respectively. Prior to July 7, 2004 Predecessor A maintained the plan. The total cost to Predecessor A for the period from December 22, 2003 through July 6, 2004 totaled $1.0 million. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension Plan

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 24, 2006. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.4 million during the year ended December 24, 2006, the year ended December 25, 2005 and the twelve months ended December 26, 2004. The plan was underfunded by $1.4 million and $1.3 million at December 24, 2006 and December 25, 2005, respectively.

Post-retirement Benefit Plan

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $1.8 million during the year ended December 24, 2006. The post-retirement benefit plan was underfunded by $2.2 million and $1.9 million at December 24, 2006 and December 25, 2005, respectively.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Predecessor A also participated in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

$9.7 million, $10.0 million and $5.0 million during the years ended December 24, 2006 and December 25, 2005 and the period from July 7, 2004 through December 26, 2004, respectively. Predecessor A made contributions of $5.2 million during the period December 22, 2003 through July 6, 2004. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. However, the Company is unable to determine the potential amount of liability, if any, at this time. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

16. Stock Based Compensation

Horizon Lines, Inc.

On December 24, 2006, the Company has two share-based compensation plans, which are described in more detail below. The Company recorded expense of $0.9 million in the year ended December 24, 2006, related to all stock-based compensation. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.1 million.

Stock Options

The Company maintains a stock plan for the grants of stock options and restricted stock awards to officers and employees of the Company. On September 16, 2005, the Board of Directors of Horizon Lines Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. As of December 24, 2006, there were 1,657,993 shares of common stock reserved for issuance under the stock plan. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company.

On July 27, 2006, the Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan, of nonqualified stock options to certain employees of the Company and its subsidiaries to purchase an aggregate of 38,075 shares of its common stock at a price of $15.97 per share. These options were granted on such date. No such option is currently vested or exercisable. Each such option is scheduled to cliff vest and become fully exercisable on July 27, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company recorded $22 thousand of compensation expense during the year ended December 24, 2006 related to the options.

On April 7, 2006, the Board of Directors approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan, of nonqualified stock options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. No option is currently vested or exercisable. These options were granted on such date. Each such option is scheduled to cliff vest and become fully exercisable on April 7, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company recorded $0.4 million of compensation expense during the year ended December 24, 2006 related to the options. None of these options were exercised and 19,198 of these options were forfeited during the year ended December 24, 2006.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

The weighted average grant date fair values of options granted during 2006 and 2005 were $1.51 and $2.87, respectively. The total fair value of shares vested during 2006 was $0.1 million. In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the option’s vesting period using the straight-line attribution approach:

	2006	2005
Expected dividend yield	2.8%-3.5%	4.7%
Expected stock price volatility	24.7%-26.2%	22.6%
Weighted average risk-free interest rate	4.92%-5.00%	4.11%
Expected life of options (years)	6.5	6.4

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

Expected Volatility:    Due to the lack of trading activity since our stock became publicly traded, the Company bases its estimates of stock price volatility on the average of (i) our historical stock price over the period in which it has been publicly traded and (ii) historical volatility of similar entities commensurate with the expected term of the stock options.

The Company recognized approximately $0.7 million, or $0.02 per share, in compensation costs within selling, general, and administrative expenses on the consolidated statement of operations and a deferred tax asset of approximately $0.1 million during fiscal 2006. The Company will recognize an additional $1.8 million in compensation costs using the straight line method over a weighted average period of 1.9 years.

A summary of option activity under the Company’s stock plan as of December 24, 2006 and the changes during 2006 are presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 26, 2004	—
Granted	705,100	$10.00
Exercised	—

Forfeited	—
Outstanding at December 25, 2005	705,100	10.00
Granted	655,575	12.74
Exercised (a)	(31,938)	10.00
Forfeited	(37,700)	11.29

Outstanding at December 24, 2006	1,291,037	$11.35	9.16	$20,975

Vested or expected to vest at December 24, 2006	1,229,805	$11.35	9.16	$19,983

Exercisable at December 24, 2006	55,562	$10.00	8.89	$978

(a)	The aggregate intrinsic value of stock options exercised during the year ended December 24, 2006 was $0.5 million

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Cash received from the exercise of stock options under the Company’s stock plan for the year ended December 24, 2006 was $0.1 million.

Restricted Stock

On February 1, 2006, the Company entered into a restricted stock agreement for 70,000 shares with a member of management that cliff vest in full on February 1, 2011.

A summary of the status of the Company’s restricted stock awards as of December 24, 2006 and the changes during 2006 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 25, 2005	—
Granted	70,000	$12.57
Vested	—
Forfeited	—

Nonvested at December 24, 2006	70,000	$12.57

The Company recorded $0.1 million of compensation expense related to restricted stock during the year ended December 24, 2006. As of December 24, 2006, there was $0.7 million of total unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 4.1 years. No restricted stock awards vested during 2006.

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company has reserved 308,866 shares of its common stock for issuance under the ESPP. Employees generally are eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of the Company or any of its designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees are permitted to acquire shares of common stock through payroll deductions within a percentage range of their salary as determined by the Company’s Compensation Committee. Such employee purchases are subject to maximum purchase limitations.

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

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each share of stock using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the plan purchase period using the straight-line attribution approach:

2006
Expected dividend yield	2.6%-2.7%
Expected stock price volatility	26.7%-35.9%
Weighted average risk-free interest rate	4.88%-5.08%
Expected term (years)	0.25
Fair value at grant date	$2.17-$2.43

The Company recorded $0.1 million of compensation expense during the year ended December 24, 2006 related to participation in the ESPP. As of December 24, 2006, there was no unrecognized compensation expense related to the ESPP.

Predecessor A

Predecessor A had a stock option plan under which options to purchase common stock were granted to officers, key employees and directors at prices equal to fair market value on the date of grant. Prior to the Merger on July 7, 2004, there were 90,138 shares of common stock reserved for options under the plan. Thirty percent of stockholder options vested over a period of five years commencing on December 31, 2003. The remaining seventy percent vested fourteen percent per year over five years, if predetermined financial targets (as defined in the agreement) were met in the respective years by the Company. All options vested in full in connection with the merger on July 7, 2004. Options granted and the weighted average price of those options totaled as follows prior to the Merger on July 7, 2004:

	Shares Granted	Weighted Average Option Price
For the period December 22, 2003 through July 7, 2004	13,333	$199
For the period February 27, 2003 through December 21, 2003	76,805	$100

On September 26, 2005, all options outstanding under Predecessor A’s option plan, as amended on September 20, 2005, were exercised. This exercise resulted in the net issuance (after the surrender by such persons of 155,012 shares in the aggregate of our common stock in payment in full of the exercise price for such options) of 952,325 shares in the aggregate of our common stock and 731,448 shares in the aggregate of our Series A preferred stock. The tax benefit realized from the exercise of these stock options was $4.1 million. As a result, there are no options outstanding or issuable under Predecessor A’s stock option plan, as amended as of December 24, 2006.

17. Income Taxes

During 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company is accounting for this election as a change in the tax status of its qualifying shipping

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million, or $0.33 per share, and $18.8 million, or $0.56 per share, relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. The Company’s effective tax rate for the year ended December 24, 2006 is (53.9%). Excluding the 2005 income tax impact and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 would be 9.5%.

Income tax (benefit) expense are as follows (in thousands):

	Horizon Lines, Inc.			Predecessor A
	Year Ended December 24, 2006	Year Ended December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Income tax expense (benefit):
Current:
Federal	$(842)	$7,028	$(1,035)	$1,587
State/territory	598	848	(66)	341

Total current	(244)	7,876	(1,101)	1,928

Deferred:
Federal	(24,127)	(7,287)	4,514	2,806
State/territory	(961)	(151)	130	162

Total deferred	(25,088)	(7,438)	4,644	2,968

Net income tax (benefit) expense	$(25,332)	$438	$3,543	$4,896

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Horizon Lines, Inc.			Predecessor A
	Year Ended December 24, 2006	Year Ended December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004
Income tax (benefit) at statutory rates:	$16,459	$(6,258)	$3,200	$4,500
State/territory, net of federal income tax benefit	(255)	454	199	258
Qualified shipping income	(24,702)	—	—	—
Revaluation of deferred taxes for tonnage tax regime	(18,801)	—	—	—
Restricted stock compensation	—	5,977	—	—
Transaction costs	711	—	—	—
Other Items	1,256	265	144	138

Net income tax (benefit) expense	$(25,332)	$438	$3,543	$4,896

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

In accordance with the provisions of SFAS 109 and APB No. 25, the Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $0.1 million and $4.1 million as an increase directly to additional paid-in capital for the years ended December 24, 2006 and December 25, 2005, respectively.

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 24, 2006	December 25, 2005
Deferred tax assets:
Leases	$22,272	$22,990
Allowance for doubtful accounts	677	2,198
Net operating losses and AMT carryforwards	16,649	16,221
Valuation allowances	(1,262)	(3,881)
Post retirement benefits	822	—
Other	4,932	4,652

Total deferred assets	44,090	42,180
Deferred tax liabilities:
Depreciation	(19,968)	(21,333)
Capital construction fund	(14,124)	(14,117)
Intangibles	(27,915)	(47,407)
Other	(1,836)	(4,823)

Total deferred tax liabilities	(63,843)	(87,680)

Net deferred tax liability	$(19,753)	$(45,500)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $39.4 million and $30.2 million for the years ended December 24, 2006 and December 25, 2005, respectively. In addition, the Company has net operating loss carryforwards for state tax purposes in the amount of $47.0 million and $46.4 million for the years ended December 24, 2006 and December 25, 2005, respectively. The Federal and state net operating loss carryforwards begin to expire in 2026 and 2021, respectively. Furthermore, the Company has an alternative minimum tax credit carryover with no expiration period in the amount of $1.7 million for the years ended December 24, 2006 and December 25, 2005.

Net operating loss credits generated from tax losses in Guam begin to expire in 2023. In conjunction with the merger, the Company recorded a valuation allowance against the deferred tax asset attributable to the net operating loss generated in Guam in the amount of $3.6 million. As such, to the extent the Company reverses a portion of the valuation allowance, such adjustment would be recorded as a reduction to goodwill.

18. Commitments and Contingencies

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

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

There are two actions currently pending before the Surface Transportation Board (“STB”) involving Horizon Lines. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against Horizon Lines and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that Horizon Lines’ Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. In phase two, the STB was to determine the methodology by which it would determine “rate reasonableness” under the ICCTA for the respondents’ rates during the relevant 1996-1998 time periods. By decision dated February 2, 2007, the STB has now addressed that issue and has adopted the following methodology:

First, the STB will conduct a hearing on the issue of whether the US/Guam trade is a market characterized by “Effective Competition”. At this hearing the burden of proof will be on the Horizon Lines and Matson. If the STB finds this market is sufficiently competitive to preclude a carrier from exercising significant market power, it will dismiss the action brought by the Government of Guam.

Second, if the action is not dismissed, the STB will hold a further hearing at which the Government of Guam will have the burden of proof to determine if the rates of Horizon Lines during 1996-1998 were “reasonable” using the STB’s Constrained Market Pricing standards found in its rail rate “Guidelines”.

Third, the STB ruled that it will apply the 7.5% zone of reasonableness statutory guidelines to the base rates of Horizon Lines after 1996 to determine whether those rates are reasonable.

During the third phase, the STB will apply these standards to the rates in effect during 1996-1998. If the STB determines that the rates charged by Horizon Lines during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. The business of Horizon Lines that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of Horizon Lines was part of the business of Sea-Land Service, Inc. (“Sea-Land”), which included transportation, logistics, and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by Horizon Lines’ business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to Horizon Lines, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect Horizon Lines’ current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” as defined in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Horizon Lines would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there is an unfavorable outcome.

The second action currently pending before the STB involving Horizon Lines, brought by DHX, Inc. (“DHX”) in 1999 against Horizon Lines and Matson, challenges the reasonableness of certain rates and practices of Horizon Lines and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that Horizon Lines and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect Horizon Lines’ current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that Horizon Lines met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. Horizon Lines submitted its response to the DHX brief on January 25, 2006, and all parties are waiting for the court to schedule oral argument. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

Environmental Contingency

During 1999, the Alaska State Department of Environmental Conservation (the “Department”) notified the predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company. In September 2005, HL engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. During 2006, the third party completed the engagement, the required sampling of the wells and additional bio-venting quality sampling, and submitted such results and a proposed monitoring plan to the Department. During 2006, the Department reviewed the results and the proposed monitoring plan and requested that HL (i) sample the wells and perform bio-venting monitoring twice a year, (ii) install two monitoring wells in the fall of 2006 and (iii) provide reports on an annual basis detailing the results of such monitoring and sampling. In conjunction with the approval by the Department of HL’s monitoring plan, HL reduced its reserve from $0.8 million to $0.2 million, the expected costs to perform such monitoring. The Company installed the two monitoring wells in the fall of 2006 and believes it is in compliance with all Department requests.

Standby Letters of Credit

Horizon Lines, LLC has standby letters of credit, primarily related to its agreements with SFL and its property and casualty insurance programs. On December 24, 2006 and December 25, 2005, these letters of credit totaled $26.6 million and $6.9 million, respectively.

Horizon Lines, Inc. and Predecessor Company

Notes to Consolidated and Combined Financial Statements—(Continued)

Labor Relations

Approximately 67.6% of the Company’s total work force is covered by collective bargaining agreements. Two collective bargaining agreements, covering approximately 8.7% of the workforce will be under renegotiation during 2007.

19. Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$274,934	$289,847	$304,657	$287,454
Operating income	15,872	22,419	35,197	22,483

Net income (1) (2)	2,366	6,401	52,945	10,645
Basic net income per share	0.07	0.19	1.58	0.32
Diluted net income per share	0.07	0.19	1.57	0.31

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$257,562	$270,544	$289,075	$278,975
Operating income	3,841	11,957	18,393	12,463

Net income (loss) (3) (4)	$(8,173)	$(2,494)	$3,239	$(10,893)
Less: accretion of preferred stock	1,561	1,561	479	1,472

Net income (loss) available to common stockholders	$(9,734)	$(4,055)	$2,760	$(12,365)

Basic net income (loss) per share	(0.52)	(0.21)	0.14	(0.38)
Diluted net income (loss) per share	(0.52)	(0.21)	0.14	(0.38)

(1)	The third and fourth quarters of 2006 results were positively impacted by the adoption of the tonnage tax.
(2)	The fourth quarter of 2006 results include a $1.8 million adjustment, or $0.05 per share, reflecting the cumulative effect of the periodic costs related to the Company’s post-retirement benefit plan. This amount was not material to any affected prior quarter or annual reporting period and as such, was recorded in the fourth quarter of 2006.
(3)	The four quarters of 2005 results include non-cash stock-based compensation charges related to the issuance and sale of common stock, including restricted stock, to non-employee directors and to members of management.
(4)	The fourth quarter of 2005 results include charges related to loss on extinguishment of debt related to redemption premiums and the write-off of deferred financing costs associated with the early retirement of a portion of our 9% senior notes and 11% senior discount notes.

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts

Years Ended December 2006, 2005 and 2004

(in thousands)

	Beginning Balance	Charged to Cost and Expenses	Deductions	Charged to other Accounts	Ending Balance
Accounts receivable reserve:
Predecessor A
For the period December 22, 2003 through July 6, 2004	$11,049	$6,266	$(4,885)	$—	$12,430

Horizon Lines, Inc.
For the period July 7, 2004 through December 26, 2004	$12,430	$6,087	$(10,580)	$—	$7,937
For the year ended December 25, 2005	$7,937	$9,057	$(10,931)	$—	$6,063
For the year ended December 24, 2006	$6,063	$8,633	$(9,724)	$—	$4,972