Form 10-Q
period 2007-06-24
Horizon Lines, Inc.
filed 2007-07-27
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 24, 2007
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 25, 2007, 33,717,867 shares of common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 24,	December 24,
	2007	2006(1)
Assets
Current assets
Cash	$19,134	$93,949
Accounts receivable, net of allowance of $6,066 and $4,972 at June 24, 2007 and December 24, 2006, respectively	145,211	120,732
Deferred tax asset	9,435	11,586
Prepaid vessel rent	6,839	1,163
Materials and supplies	27,584	24,658
Other current assets	8,614	7,103

Total current assets	216,817	259,191
Property and equipment, net	181,154	188,652
Goodwill	306,724	306,724
Intangible assets, net	155,984	167,882
Other long-term assets	31,424	22,580

Total assets	$892,103	$945,029

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,518	$28,322
Current portion of long-term debt	1,987	6,758
Accrued vessel rent	—	25,426
Other accrued liabilities	98,449	101,122

Total current liabilities	122,954	161,628
Long-term debt, net of current	482,771	503,708
Deferred tax liability	27,823	31,339
Deferred rent	33,767	36,003
Other long-term liabilities	8,814	4,074

Total liabilities	676,129	736,752

Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized and 33,636 and 33,591 shares issued and outstanding as of June 24, 2007 and December 24, 2006, respectively	336	336
Additional paid in capital	181,571	179,599
Accumulated other comprehensive loss	(961)	(1,011)
Retained earnings	35,028	29,353

Total stockholders’ equity	215,974	208,277

Total liabilities and stockholders’ equity	$892,103	$945,029

(1)	The balance sheet at December 24, 2006 has been derived from the audited financial statements of Horizon Lines, Inc.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Operating revenue	$295,701	$289,847	$569,365	$564,781
Operating expense:
Operating expense (excluding depreciation expense)	234,447	224,423	452,128	444,347
Depreciation and amortization	12,583	12,592	26,050	25,095
Amortization of vessel dry-docking	4,559	4,557	8,319	7,971
Selling, general and administrative	21,510	24,772	43,403	47,694
Miscellaneous (income) expense, net	(303)	1,084	81	1,383

Total operating expense	272,796	267,428	529,981	526,490

Operating income	22,905	22,419	39,384	38,291
Other expense (income):
Interest expense, net	11,663	12,304	22,876	24,024
Loss on early extinguishment of debt	564	—	564	—
Other expense (income), net	25	(201)	23	(186)

Income before income tax expense (benefit)	10,653	10,316	15,921	14,453
Income tax expense (benefit)	1,093	3,915	(691)	5,686

Net income	$9,560	$6,401	$16,612	$8,767

Net income per share:
Basic	$0.28	$0.19	$0.49	$0.26
Diluted	$0.28	$0.19	$0.49	$0.26

Number of shares used in calculations:
Basic	33,635	33,544	33,624	33,544
Diluted	34,312	33,621	34,253	33,587

Dividends declared per common share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 24,	June 25,
	2007	2006
Cash flows from operating activities :
Net income	$16,612	$8,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,270	15,314
Amortization of other intangible assets	9,780	9,781
Amortization of vessel dry-docking	8,319	7,971
Amortization of deferred financing costs	1,586	1,596
Deferred income taxes	(1,365)	5,220
Gain on equipment disposals	(354)	(465)
Stock-based compensation	1,169	384
Loss on early extinguishment of debt	564	—
Accretion of interest on 11% senior discount notes	4,928	4,489
Changes in operating assets and liabilities
Accounts receivable	(24,478)	(14,781)
Materials and supplies	(3,376)	1,613
Other current assets	(1,514)	(766)
Accounts payable	(5,804)	980
Accrued liabilities	(8,141)	479
Vessel rent	(33,339)	(6,428)
Vessel dry-docking payments	(9,064)	(12,129)
Other assets/liabilities	(795)	(2,634)

Net cash (used in) provided by operating activities	(29,002)	19,391

Cash flows from investing activities:
Purchases of property and equipment	(10,377)	(7,218)
Proceeds from the sale of property and equipment	2,650	1,555

Net cash used in investing activities	(7,727)	(5,663)

Cash flows from financing activities:
Payments on long-term debt	(30,636)	(2,526)
Dividends to stockholders	(7,399)	(7,380)
Costs associated with initial public offering	—	(158)
Proceeds from exercise of stock options	84	—
Payments of financing costs	(42)	(834)
Payments on capital lease obligation	(93)	(93)

Net cash used in financing activities	(38,086)	(10,991)

Net (decrease) increase in cash	(74,815)	2,737
Cash at beginning of period	93,949	41,450

Cash at end of period	$19,134	$44,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
On July 7, 2004, Horizon Lines, Inc. (the “Company”) was formed as an acquisition vehicle to acquire the equity interest in Horizon Lines Holding Corp. (“HLHC”). The Company was formed at the direction of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company. HLHC, a Delaware corporation, operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. HL operates as a domestic container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico.
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
The financial statements as of June 24, 2007 and the financial statements for the quarter and six months ended June 24, 2007 and June 25, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
3. SFL Agreements
In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). All five of the new vessels have been delivered and deployed in the Company’s modified trade route between the U.S. west coast and Guam and Asia.
The aggregate annual charter hire for all of the five new vessels is approximately $32.0 million. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three-year renewal option exercisable by HL. In addition, HL has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If HL elects to purchase all of the vessels after the five- or eight-year anniversary date it will have the right to assume the outstanding debt under SFL’s credit facility, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If HL elects not to purchase the new vessels at the end of the initial twelve-year period and SFL sells the new vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by SFL to an affiliated party for less than a different specified amount, HL has the right to purchase the new vessels for that different specified amount.
Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases, and has included lease costs associated with the new vessels in its condensed consolidated statement of operations for the periods after delivery. The residual guarantee related to the new vessels has been recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet.

4. Income Taxes
During the third quarter of 2006, the Company elected the application of tonnage tax. As a result, income from certain activities is excluded from gross income subject to the corporate income tax rates. The Company’s new vessel shipping activities are deemed qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. As such, the Company recorded a $2.5 million decrease in income tax expense during the six months ended June 24, 2007 primarily related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels.
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $3.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 25, 2006 balance of retained earnings. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of June 24, 2007, the Company had a $4.2 million liability for unrecognized tax benefits, which if recognized would decrease the effective rate during the period recognized. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of June 24, 2007 include 2003-2006.
5. Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense, related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan, as amended (“ESPP”), of $0.8 million and $1.2 million during the quarter and six months ended June 24, 2007, respectively, and $0.3 million and $0.4 million for the quarter and six months ended June 25, 2006, respectively. These amounts were included within selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. Compensation costs are recognized using the straight-line method, net of estimated forfeitures, over the requisite service period.
Stock Options
The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company recognized approximately $0.5 million and $0.7 million in stock-based compensation costs during the quarter and six months ended June 24, 2007. In addition, the Company recognized a deferred tax asset of $0.6 million and $0.8 million during the quarter and six months ended June 24, 2007. As of June 24, 2007, there was $4.3 million in unrecognized compensation costs related to options granted under the Plan. That cost is expected to be recognized using the straight-line method over a weighted average period of 1.7 years.

A summary of option activity under the Company’s stock plan as of June 24, 2007 and the changes during the six months ended June 24, 2007 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000's)
Outstanding at December 24, 2006	1,291,037	$11.35
Granted (a)	329,000	33.51
Exercised (b)	(7,875)	10.00
Forfeited	—

Outstanding at June 24, 2007	1,612,162	$15.88	8.91	$27,881

Vested or expected to vest at June 24, 2007	1,539,328	$15.70	8.90	$26,893

Exercisable at June 24, 2007	47,687	$10.00	8.38	$1,101

(a)	On March 26, 2007, the Company granted options to certain employees of the Company and its subsidiaries to purchase shares of its common stock at a price of $33.51 per share. Each option is scheduled to cliff vest and become fully exercisable on March 26, 2010, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The grant date fair value of the options granted was $10.58 per share.

(b)	The aggregate intrinsic value of stock options exercised during the six months ended June 24, 2007 was $0.2 million.
Restricted Stock
The Company recognized approximately $0.3 million and $0.4 million in compensation costs during the quarter and six months ended June 24, 2007 related to restricted stock grants. As of June 24, 2007, there was $3.9 million of unrecognized compensation expense related to all restricted stock awards. That cost is expected to be recognized using the straight-line method over a weighted-average period of 3.1 years.
A summary of the status of the Company’s restricted stock awards as of June 24, 2007 and the changes during the six months ended June 24, 2007 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 24, 2006	70,000	$12.57
Granted (a)	111,593	33.30
Vested	—
Forfeited	—

Nonvested at June 24, 2007	181,593	$25.31

(a)	On June 5, 2007, the Company granted 3,487 restricted shares each to three new members of the Board of Directors. The grant date fair market value of the restricted shares was $34.42 per share and the shares will cliff vest on June 5, 2010. On June 5, 2007, the Company granted 1,744 restricted shares each to all non-employee members of the Board of Directors. The grant date fair market value of the restricted shares was $34.42 per share and the shares will vest in full on June 5, 2008. On March 26, 2007, the Company granted 71,500 shares of restricted stock to certain employees of the Company and its subsidiaries. The shares of restricted stock will vest on March 26, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company and its subsidiaries through such date. The grant date fair market value of the restricted shares was $33.51 per share. On January 30, 2007, the Company granted 4,064 restricted shares each to three new members of the Board of Directors. The grant date fair market value of the restricted shares was $29.53 per share and the shares will vest in full on January 30, 2010.
Employee Stock Purchase Plan
The Company recorded $52 thousand and $0.1 million of compensation expense during the quarter and six months ended June 24, 2007 related to participation in the ESPP. As of June 24, 2007, there was no unrecognized compensation expense related to the ESPP.

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
Earnings per share are as follows (in thousands, except per share amounts):

	Quarters ended
	June 24,	June 25,
	2007	2006
Numerator:
Net income available to common stockholders	$9,560	$6,401

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	33,635	33,544

Effect of dilutive securities:
Stock-based compensation	677	77

Denominator for diluted net income per common share	34,312	33,621

Basic net income per common share	$0.28	$0.19

Diluted net income per common share	$0.28	$0.19

	Six months ended
	June 24,	June 25,
	2007	2006
Numerator:
Net income available to common stockholders	$16,612	$8,767

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	33,624	33,544

Effect of dilutive securities:
Stock-based compensation	629	43

Denominator for diluted net income per common share	34,253	33,587

Basic net income per common share	$0.49	$0.26

Diluted net income per common share	$0.49	$0.26

7. Total Comprehensive Income
Total comprehensive income is as follows (in thousands):

	Quarters ended
	June 24,	June 25,
	2007	2006
Net income	$9,560	$6,401
Amortization of pension and post-retirement benefit transition obligation	25	—
Change in fair value of fixed price fuel contract	—	(261)

Comprehensive income	$9,585	$6,140

	Six months ended
		June 25,
	June 24, 2007	2006
Net income	$16,612	$8,767
Amortization of pension and post-retirement benefit transition obligation	50	—
Change in fair value of fixed price fuel contract	—	(300)

Comprehensive income	$16,662	$8,467

8. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 24,	December 24,
	2007	2006
Vessels	$141,502	$137,129
Containers	25,105	27,682
Chassis	14,404	14,535
Cranes	17,657	15,903
Machinery and equipment	20,279	19,716
Facilities and land improvements	9,211	8,416
Software	30,277	29,887
Other	9,088	7,715

Total property and equipment	267,523	260,983
Accumulated depreciation	(86,369)	(72,331)

Property and equipment, net	$181,154	$188,652

9. Intangible Assets
Intangible assets consist of the following (in thousands):

	June 24,	December 24,
	2007	2006
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	22,078	23,075

Total intangibles with definite lives	223,553	224,550
Accumulated amortization	(67,569)	(56,668)

Net intangibles with definite lives	155,984	167,882
Goodwill	306,724	306,724

Intangible assets, net	$462,708	$474,606

On March 30, 2007, the Company wrote off approximately $0.6 million of net deferred finance costs in conjunction with a $25.0 million voluntary prepayment on the term loan component of its senior credit facility.

10. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 24,	December 24,
	2007	2006
Vessel operations	$25,471	$18,608
Fuel	13,066	10,899
Marine operations	13,766	9,452
Terminal operations	9,960	12,400
Interest	6,421	7,219
Bonus	—	10,500
Other liabilities	29,765	32,044

Total other accrued liabilities	$98,449	$101,122

11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 24,	December 24,
	2007	2006
Senior credit facility	$193,253	$219,375
9% senior notes	197,014	197,014
11% senior discount notes	94,491	89,564
Notes issued by the owner trustees of the owner trusts and secured by mortgages on the vessels owned by such trusts (a)	—	4,513

Total long-term debt	484,758	510,466
Current portion	(1,987)	(6,758)

Long-term debt, net of current	$482,771	$503,708

(a)	These notes matured and were repaid during January 2007.
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
The second action currently pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and oral argument was held on June 4, 2007. No assurance can be given that the final decision with respect to this matter will be favorable to the Company. The Company has not accrued a liability relating to this litigation because management does not believe an unfavorable outcome is probable.

  Standby Letters of Credit
HL has standby letters of credit primarily related to its property and casualty insurance programs. On June 24, 2007 and December 24, 2006, amounts outstanding on these letters of credit totaled $5.9 million and $26.6 million, respectively. Of the $26.6 million outstanding on the letters of credit as of December 24, 2006, $20.1 million related to the Company’s agreements with SFL and have since been returned as a result of the fulfillment of the underlying obligations.
13. Recent Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157 (“FASB 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the financial impact the adoption of FASB 157 will have on its statement of operations or financial position.
14. Subsequent Events
On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and 11% senior discount notes. The tender offer is scheduled to expire on August 13, 2007, and payment for tendered notes will be made promptly thereafter, subject to the Company’s right to accept and purchase notes tendered before July 30, 2007, prior to August 13, 2007. Subject to market conditions and other factors, the Company currently intends to finance the tender offer with a portion of the proceeds from the sale of $300 million of its convertible debt securities and the replacement of the Company’s existing credit facility with a new credit facility consisting of a $125 million term loan and a $200 million revolver.
On June 28, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan (the “Plan”), of 75,965 shares of restricted stock to the Company’s Chief Executive Officer (the “CEO”). The restricted stock will cliff vest on December 31, 2009, provided the CEO has been in continuous employment with the Company. In addition, the restricted stock will immediately vest in full if the CEO is terminated for any reason other than cause, as defined by the restricted stock award agreement. The grant date fair value of the restricted shares was $32.91 per shares. The Company will record stock-based compensation expense of approximately $1.0 million per annum over the 2.5 year vesting period and will record approximately $0.5 million in stock-based compensation expense in 2007. In connection with the grant of the restricted stock, the CEO agreed to terminate his employment agreement with the Company and waived any potential payments required under the employment agreement as a result of termination, resignation or non-renewal of the employment agreement.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $5.0 million in cash. HSI, which will operate as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii.
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

Factors that may cause actual results to differ from expected results include: our substantial debt; uncertainty and volatility in the credit markets that could delay or prevent our tender offer for the 9% senior notes and 11% senior discount notes and any related refinancing of our existing debt; restrictive covenants under our debt agreements; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; delayed delivery or non-delivery of one or more of our new vessels; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application, adverse tax audits and other tax matters; and legal or other proceedings to which we are or may become subject.
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
Executive Overview

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
	(in thousands)
Operating revenue	$295,701	$289,847	$569,365	$564,781
Operating expense	272,796	267,428	529,981	526,490

Operating income	$22,905	$22,419	$39,384	$38,291

Operating ratio	92.3%	92.3%	93.1%	93.2%
Revenue containers (units)	72,894	75,604	139,815	147,205
Operating revenue increased by $5.9 million or 2.0% from the quarter ended June 25, 2006 to the quarter ended June 24, 2007 and by $4.6 million or 0.8% from the six months ended June 25, 2006 to the six months ended June 24, 2007. This increase in revenue is primarily attributable to rate improvements resulting from favorable changes in cargo mix and general rate increases as well as increased slot charter revenue, partially offset by fewer revenue containers shipped.
Operating expense increased by $5.4 million or 2.0% for the quarter ended June 24, 2007 from the quarter ended June 25, 2006 and by $3.5 million or 0.7% from the six months ended June 25, 2006 to the six months ended June 24, 2007, primarily as a result of increased vessel operating costs due to the deployment of the new vessels, partially offset by a decrease in variable operating costs due to lower revenue container volumes shipped.

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

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006

Net income	$9,560	$6,401	$16,612	$8,767
Interest expense, net	11,663	12,304	22,876	24,024
Income tax expense (benefit)	1,093	3,915	(691)	5,686
Depreciation and amortization	17,142	17,149	34,369	33,066

EBITDA	$39,458	$39,769	$73,166	$71,543

Recent Developments
On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and 11% senior discount notes. The tender offer is scheduled to expire on August 13, 2007, and payment for tendered notes will be made promptly thereafter, subject to the Company’s right to accept and purchase notes tendered before July 30, 2007, prior to August 13, 2007. Subject to market conditions and other factors, the Company currently intends to finance the tender offer with a portion of the proceeds from the sale of $300 million of its convertible debt securities and the replacement of the Company’s existing credit facility with a new credit facility consisting of a $125 million term loan and a $200 million revolver.
On June 28, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant by the Company, pursuant to its Amended and Restated Equity Incentive Plan (the “Plan”), of 75,965 shares of restricted stock to the Company’s Chief Executive Officer (the “CEO”). The restricted stock will cliff vest on December 31, 2009, provided the CEO has been in continuous employment with the Company. In addition, the restricted stock will immediately vest in full if the CEO is terminated for any reason other than cause, as defined by the restricted stock award agreement. The grant date fair value of the restricted shares was $32.91 per shares. The Company will record stock-based compensation expense of approximately $1.0 million per annum over the 2.5 year vesting period and will record approximately $0.5 million in stock-based compensation expense in 2007. In connection with the grant of the restricted stock, the CEO agreed to terminate his employment agreement with the Company and waived any potential payments required under the employment agreement as a result of termination, resignation or non-renewal of the employment agreement.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $5.0 million in cash. HSI, which will operate as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii.
General
We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 22,600 cargo containers. We also provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan. The Company also offers inland cargo trucking and logistics for its customers through its own trucking operations on the U.S. west coast and Alaska, and its relationships with third-party truckers, railroads and barge operators in its markets.

History
Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, HLHC’s former parent, CSX Corporation, sold the international marine container operations of Sea-Land to Maersk, and HLHC continued to be owned and operated as CSX Lines, LLC, a division of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC, and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. On July 7, 2004, the Company was formed as an acquisition vehicle to acquire the equity interest in HLHC. The Company was formed at the direction of CHP IV, a private equity investment fund managed by Castle Harlan, Inc. During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.
Recent Accounting Pronouncements
In September 2006, the FASB issued FASB 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the financial impact the adoption of FASB 157 will have on its statement of operations or financial position.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon future events which cannot be determined with certainty, the actual results could differ from these estimates.
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. Except for the new critical accounting policy described below related to FIN 48, there have been no material changes to the Company’s critical accounting policies during the six months ended June 24, 2007. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 24, 2006 as filed with the SEC.
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
As used in this Form 10-Q, the term “revenue containers” refers to containers that are transported for a charge, as opposed to empty containers.
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
Quarter Ended June 24, 2007 Compared with the Quarter Ended June 25, 2006

	Quarter Ended	Quarter Ended
	June 24, 2007	June 25, 2006	% Change
	(in thousands)
Operating revenue	$295,701	$289,847	2.0%
Operating expense:
Vessel	93,158	80,848	15.2%
Marine	48,227	48,240	0.0%
Inland	50,028	50,042	0.0%
Land	32,046	33,698	(4.9)%
Rolling stock rent	10,988	11,595	(5.2)%

Operating expense	234,447	224,423	4.5%
Depreciation and amortization	12,583	12,592	(0.1)%
Amortization of vessel drydocking	4,559	4,557	0.0%
Selling, general and administrative	21,510	24,772	(13.2)%
Miscellaneous (income) expense, net	(303)	1,084	(128.0)%

Total operating expenses	272,796	267,428	2.0%

Operating income	$22,905	$22,419	2.2%

Operating ratio	92.3%	92.3%	0.0%
Revenue containers (units)	72,894	75,604	(3.6)%
Operating Revenue. Operating revenue increased to $295.7 million for the quarter ended June 24, 2007 compared to $289.8 million for the quarter ended June 25, 2006, an increase of $5.9 million or 2.0%. This revenue increase can be attributed to the following factors (in thousands):

More favorable cargo mix and general rate increases	$14,438
Revenue container volume decrease	(9,285)
Increase in non-transportation services	1,720
Bunker and intermodal fuel surcharges included in rates	(1,019)

Total operating revenue increase	$5,854

The revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico and softening growth in Hawaii. This revenue container volume decrease is partially offset by higher margin cargo mix and general rate increases. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.7% of total revenue in the quarter ended June 24, 2007 and approximately 12.3% of total revenue in the quarter ended June 25, 2006. We changed our bunker and intermodal fuel surcharges several times throughout 2006 and in the second quarter of 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.
Operating Expense. Operating expense increased to $272.8 million for the quarter ended June 24, 2007 compared to $267.4 million for the quarter ended June 25, 2006, an increase of $5.4 million, or 2.0%. The increase in operating expense is primarily due to higher vessel operating costs related to the deployment of the new vessels, which is partially offset by reduced expenses associated with lower container volumes and lower expenses due to process improvements initiatives.
Vessel expense, which is not primarily driven by revenue container volume, increased to $93.2 million for the quarter ended June 24, 2007 from $80.8 million in the quarter ended June 25, 2006, an increase of $12.3 million, or 15.2%. This $12.3 million increase can be attributed to the following factors (in thousands):

Labor and other vessel operating increase	$6,633
Vessel lease expense increase	6,247
Vessel fuel costs decrease	(570)

Total vessel expense increase	$12,310

The increase in vessel operating expenses is primarily due to additional active vessels during the second quarter of 2007 as a result of the expansion of services between the U.S. west coast and Guam and Asia as well as more dry-dockings during the second quarter of 2007 versus the second quarter of 2006. In addition, the Company incurred certain one time, non-recurring expenses associated with the activation of the new vessels of approximately $2.1 million during the second quarter of 2007.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense of $48.2 million for the quarter ended June 24, 2007 was flat compared to the quarter ended June 25, 2006 as reduced expenses related to lower container volumes was offset by contractual rate increases.
Inland expense of $50.0 million for the quarter ended June 24, 2007 was flat compared to the quarter ended June 25, 2006. Reduced inland expense related to lower container volumes was offset by contractual rate increases.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarter Ended	Quarter Ended
	June 24, 2007	June 25, 2006	% Change
	($ in thousands)
Land expense:
Maintenance	$12,474	$13,322	(6.4)%
Terminal overhead	12,283	12,153	1.1%
Yard and gate	5,486	6,046	(9.3)%
Warehouse	1,803	2,177	(17.2)%

Total land expense	$32,046	$33,698	(4.9)%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall volumes and lower maintenance expenses due to newer equipment and process improvement initiatives. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower revenue container volumes.
Depreciation and Amortization. Depreciation and amortization of $12.6 million for the quarter ended June 24, 2007 was flat compared to the quarter ended June 25, 2006.

Amortization of Vessel Drydocking. Amortization of vessel drydocking of $4.6 million for the quarter ended June 24, 2007 was flat compared to the quarter ended June 25, 2006.

	Quarter Ended	Quarter Ended
	June 24, 2007	June 25, 2006	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,723	$2,741	(0.7)%
Depreciation and amortization—other	4,970	4,961	0.2%
Amortization of intangible assets	4,890	4,890	0.0%

Total depreciation and amortization	$12,583	$12,592	0.1%

Amortization of vessel drydocking	$4,559	$4,557	0.0%

Selling, General and Administrative. Selling, general and administrative costs decreased to $21.5 million for the quarter ended June 24, 2007 compared to $24.8 million for the quarter ended June 25, 2006, a decrease of $3.3 million or 13.2%. This decrease is comprised of a $3.1 million decrease in the management bonus accrual and $0.9 million decrease of fees incurred in connection with the Company’s June 2006 secondary offering, partially offset by an increase of approximately $0.6 million in professional fees related to our process re-engineering initiative and $0.5 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous (Income) Expense, Net. Miscellaneous (income) expense, net was approximately $(0.3) million for the quarter ended June 24, 2007 compared to expense of $1.1 million in the quarter ended June 25, 2006, a decrease of $1.4 million. This decrease is primarily due to lower bad debt expense during 2007 and other miscellaneous expenses during 2006.
Interest Expense, Net. Interest expense, net decreased to $11.7 million for the quarter ended June 24, 2007 compared to $12.3 million for the quarter ended June 25, 2006, a decrease of $0.6 million or 5.2%. This decrease is due to the $25 million prepayments on the term loan in each of December 2006 and March 2007.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.6 million for the three months ended June 24, 2007. This loss on extinguishment of debt is due to the write off of net deferred finance costs in conjunction with a $25.0 million voluntary prepayment on the term loan component of its senior credit facility.
Income Tax Expense. The Company’s effective tax rate for the quarters ended June 24, 2007 and June 25, 2006 was 10.3% and 38.0%, respectively. During the third quarter of 2006, the Company elected the application of tonnage tax. With the deployment of the Company’s new vessels in the modified trade route between the U.S. west coast and Guam and Asia during the first quarter of 2007, these shipping activities became qualified shipping activities, and thus the income from these vessels is excluded from gross income for purposes of computing federal income tax. The Company’s 2006 election was made in connection with the filing of the Company’s 2005 federal corporate income tax return and the Company accounted for this election as a change in the tax status of its qualifying shipping activities. Retroactively applying the tonnage tax would result in an effective tax rate of 14.0% in the quarter ended June 25, 2006. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities. As such, the Company expects that its effective tax rate for the year ended December 24, 2007 will be within a range of 11%-16%.

Six Months Ended June 24, 2007 Compared with the Six Months Ended June 25, 2006

	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006	% Change
	(in thousands)
Operating revenue	$569,365	$564,781	0.8%
Operating expense:
Vessel	175,880	160,429	9.6%
Marine	93,992	95,217	(1.3)%
Inland	96,181	97,591	(1.4)%
Land	64,065	68,206	(6.1)%
Rolling stock rent	22,010	22,904	(3.9)%

Operating expense	452,128	444,347	1.8%
Depreciation and amortization	26,050	25,095	3.8%
Amortization of vessel drydocking	8,319	7,971	4.4%
Selling, general and administrative	43,403	47,694	(9.0)%
Miscellaneous expense, net	81	1,383	(94.1)%

Total operating expenses	529,981	526,490	0.7%

Operating income	$39,384	$38,291	2.9%

Operating ratio	93.1%	93.2%	0.1%
Revenue containers (units)	139,815	147,205	(5.0)%
Operating Revenue. Operating revenue increased to $569.4 million for the six months ended June 24, 2007 compared to $564.8 million for the six months ended June 25, 2006, an increase of $4.6 million or 0.8%. This revenue increase can be attributed to the following factors (in thousands):

More favorable cargo mix and general rate increases	$27,687
Revenue container volume decrease	(25,135)
Increase in other non-transportation services	2,059
Bunker and intermodal fuel surcharges included in rates	(27)

Total operating revenue increase	$4,584

The decreased revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico and softening growth in Hawaii. This revenue container volume decrease is offset by higher margin cargo mix and general rate increases. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.5% of total revenue in the six months ended June 24, 2007 and approximately 11.6% of total revenue in the quarter ended June 25, 2006. We changed our bunker and intermodal fuel surcharges several times throughout 2006 and in the first six months of 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.

Operating Expense. Operating expense increased to $452.1 million for the six months ended June 24, 2007 compared to $444.3 million for the six months ended June 25, 2006, an increase of $7.8 million, or 1.8%. The increase in operating expense is primarily due to higher vessel operating costs related to the deployment of the new vessels, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with cost control efforts.
Vessel expense, which is not primarily driven by revenue container volume, increased to $175.9 million for the six months ended June 24, 2007 from $160.4 million for the six months ended June 25, 2006, an increase of $15.5 million, or 9.6%. This $15.5 million increase can be attributed to the following factors (in thousands):

Labor and other vessel operating increase	$9,382
Vessel lease expense increase	8,252
Vessel fuel costs decrease	(2,183)

Total vessel expense increase	$15,451

The increase in vessel operating expenses is primarily due to additional active vessels during 2007 as a result of the expansion of services between the U.S. west coast, Guan and Asia as well as more dry-dockings during 2007 versus 2006. In addition, the Company incurred certain one time, non-recurring expenses associated with the activation of the new vessels of approximately $3.2 million during the six months ended June 24, 2007.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $94.0 million for the six months ended June 24, 2007 from $95.2 million for six months ended June 25, 2006, a decrease of $1.2 million, or 1.3%. This decrease in marine expenses can be attributed to a 5.0% decrease in total revenue container volume period over period, partially offset by rate increases.
Inland expense decreased to $96.2 million for the six months ended June 24, 2007 from $97.6 million for the six months ended June 25, 2006, a decrease of $1.4 million, or 1.4%. The decrease in inland expense is directly related to lower container volumes, partially offset by contractual rate increases.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006	% Change
	($ in thousands)
Land expense:
Maintenance	$24,659	$26,443	(6.7)%
Terminal overhead	24,553	24,616	(0.3)%
Yard and gate	11,251	13,166	(14.5)%
Warehouse	3,602	3,981	(9.5)%

Total land expense	$64,065	$68,206	(6.1)%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall volumes and lower maintenance expenses due to newer equipment and process improvement initiatives. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower revenue container volumes.
Depreciation and Amortization. Depreciation and amortization costs increased by $1.0 million for the six months ended June 24, 2007 as compared to the six months ended June 25, 2006. The increase in depreciation and amortization—other is primarily due to the timing of the purchase and sale of our containers.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased $0.3 million, or 4.4%, to $8.3 million for the six months ended June 24, 2007 from $8.0 million in the six months ended June 25, 2006 primarily due to the timing of drydockings and drydocking costs.

	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$5,452	$5,438	0.3%
Depreciation and amortization—other	10,818	9,877	9.5%
Amortization of intangible assets	9,780	9,780	0.0%

Total depreciation and amortization	$26,050	$25,095	3.8%

Amortization of vessel drydocking	$8,319	$7,971	4.4%

Selling, General and Administrative. Selling, general and administrative costs decreased to $43.4 million for the six months ended June 24, 2007 compared to $47.7 million for the six months ended June 25, 2006, a decrease of $4.3 million or 9.0%. This decrease is comprised of a $5.0 million decrease in the management bonus accrual and $0.9 million decrease of fees incurred in connection with the Company’s June 2006 secondary offering, offset by approximately $1.7 million of professional fees related to our process re-engineering initiative and $0.7 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous Expense, Net. Miscellaneous expense, net was approximately $0.1 million for the six months ended June 24, 2007 compared to expense of $1.4 million in the six months ended June 25, 2006, a decrease of $1.3 million. This decrease is primarily due to lower bad debt expense during 2007.
Interest Expense, Net. Interest expense, net decreased to $22.9 million for the six months ended June 24, 2007 compared to $24.0 million for the six months ended June 25, 2006, a decrease of $1.1 million or 4.8%. This decrease is due to the $25 million prepayments on the term loan in each of December 2006 and March 2007.
Income Tax (Benefit) Expense. The Company’s effective tax rate for the six months ended June 24, 2007 and June 25, 2006 was (4.3%) and 39.3%, respectively. During the third quarter of 2006, the Company elected the application of tonnage tax. With the deployment of the Company’s new vessels in the modified trade route between the U.S. west coast and Asia and Guam during the first quarter of 2007, these shipping activities became qualified shipping activities, and thus the income from these vessels is excluded from gross income for purposes of computing federal income tax. The Company recorded a $2.5 million decrease in income tax expense during the six months ended June 25, 2007 primarily related to the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax. Excluding the reduction in income tax due to the revaluation of deferred taxes, the effective tax rate was 11.5% in the six months ended June 24, 2007. The Company’s 2006 election was made in connection with the filing of the Company’s 2005 federal corporate income tax return and the Company accounted for this election as a change in the tax status of its qualifying shipping activities. Retroactively applying the tonnage tax would result in an effective tax rate of 13.8% in the six months ended June 25, 2006. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities. As such, the Company expects that its effective tax rate for the year ended December 24, 2007 will be within a range of 11%-16%.
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.
Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, and (vi) dividend payments to our common stockholders. Cash totaled $19.1 million at June 24, 2007. As of June 24, 2007, $69.1 million was available for borrowing under the $75.0 million revolving credit facility, after taking into account $5.9 million utilized for outstanding letters of credit.

Operating Activities

	Six Months Ended	Six Months Ended
	June 24, 2007	June 25, 2006
	(in thousands)
Cash flows (used in) provided by operating activities
Net income	$16,612	$8,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,270	15,314
Amortization of other intangible assets	9,780	9,781
Amortization of vessel drydocking	8,319	7,971
Amortization of deferred financing costs	1,586	1,596
Deferred income taxes	(1,365)	5,220
Stock-based compensation	1,169	384
Loss on extinguishment of debt	564	—
Accretion of interest on 11% senior discount notes	4,928	4,489

Subtotal	41,251	44,755

Earnings adjusted for non-cash charges	57,863	53,522
Changes in operating assets and liabilities:
Accounts receivable	(24,478)	(14,781)
Materials and supplies	(3,376)	1,613
Other current assets	(1,514)	(766)
Accounts payable	(5,804)	980
Accrued liabilities	(8,141)	479
Vessel rent	(33,339)	(6,428)
Other assets / liabilities	(795)	(2,634)

Changes in operating assets and liabilities	(77,447)	(21,537)

Gain on equipment disposals	(354)	(465)
Vessel drydocking payments	(9,064)	(12,129)

Net cash (used in) provided by operating activities	$(29,002)	$19,391

Net cash used in operating activities was $29.0 million for the six months ended June 24, 2007 compared to $19.4 million of net cash provided by operating activities for the six months ended June 25, 2006. This change is primarily driven by increased vessel payments and payment of the management bonuses. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion, and other non-cash operating activities resulted in cash flow generation of $57.9 million for the six months ended June 24, 2007 compared to $53.5 million for the six months ended June 25, 2006. Changes in working capital resulted in a use of cash of $77.4 million for the six months ended June 24, 2007 compared to a use of cash of $21.5 million for the six months ended June 25, 2006. The accrued liabilities working capital use is primarily due to the vessel lease payments and management bonus payments. Vessel lease payments during the six months ended June 24, 2007 and June 25, 2006 were $50.6 million and $15.6 million, respectively. In addition, during the six months ended June 24, 2007 and June 25, 2006, we paid bonuses of $10.5 million and $8.7 million, respectively. During the year, we accrue bonuses based on the satisfaction by the Company of certain financial targets, and such bonuses are paid during the first quarter of the following year. The increase in other current assets during the six months of 2007 is related to the vessel lease payments of $50.6 million. The increase in accounts receivable balances in the first six months of 2007 and 2006 is due to seasonality within the business. The accounts receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter.
Investing Activities
Net cash used in investing activities was $7.7 million for the six months ended June 24, 2007 compared to $5.7 million for the six months ended June 25, 2006. The $2.0 million increase is due to $3.2 million increase in capital expenditures, primarily related to the raising of our Honolulu, Hawaii cranes and other capital expenditures in connection with our fleet enhancement initiative and our San Juan, Puerto Rico terminal redevelopment project, offset by a $1.1 million increase in proceeds from the sale of equipment.

Financing Activities
Net cash used in financing activities during the six months ended June 24, 2007 was $38.1 million compared to $11.0 million for the six months ended June 25, 2006. The net cash used in financing activities during the six months ended June 24, 2007 includes a $25.0 million prepayment under the senior credit facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific. The net cash used in financing activities during the six months ended June 25, 2006 includes a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.
Capital Requirements
Our current and future capital needs relate primarily to debt service, maintenance and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $30.0 million. Such capital expenditures will include continued redevelopment of our San Juan, Puerto Rico terminal, raising of our Honolulu, Hawaii cranes in connection with our fleet enhancement initiative, and yard improvements in our Honolulu, Hawaii terminal. In addition, expenditures for vessel drydocking payments are estimated at $20.0 million for the next twelve months.
Eight of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak, Horizon Hunter, Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger are leased, or chartered, under charters that are due to expire in January 2015 for the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, in 2018 for the Horizon Hunter and in 2019 for the Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations as of June 24, 2007 (1) are as follows (in thousands):

	Total	Remaining					After
	Obligations	2007	2008	2009	2010	2011	2011
Principal obligations:
Senior credit facility	$193,253	$994	$1,987	$1,987	$48,189	$140,096	$—
9% senior notes	197,014	—	—	—	—	—	197,014
11% senior discount notes	102,505	—	—	—	—	—	102,505
Operating leases (2)	755,279	45,128	99,990	98,576	95,869	56,927	358,789
Capital lease obligations	258	97	161	—	—	—	—

Subtotal	1,248,309	46,219	102,138	100,563	144,058	197,023	658,308

Interest obligations:
Senior credit facility	57,051	8,136	15,116	14,503	13,976	5,320	—
9% senior notes	112,296	8,865	17,731	17,731	17,731	17,731	32,507
11% senior discount notes	56,380	—	5,638	11,276	11,276	11,276	16,914

Subtotal	225,727	17,001	38,485	43,510	42,983	34,327	49,421

Total principal and interest	$1,474,036	$63,220	$140,623	$144,073	$187,041	$231,350	$707,729

Other commercial commitments:
Standby letters of credit (3)	$5,934	$5,934	$—	$—	$—	$—	$—
Surety bonds (4)	5,382	5,379	2	1	—	—

Other commercial commitments	$11,316	$11,313	$2	$1	$—	$—	$—

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of June 24, 2007 upon the London Inter-Bank Offered Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012. Interest on the 11% senior discount notes is fixed. However, no cash interest will accrue prior to April 1, 2008. Thereafter, cash interest will accrue at a rate of 11.0% per annum and will be payable on April 1 and October 1 of each year, commencing on October 1, 2008 and continuing until maturity on April 1, 2013.

(2)	The above contractual obligations table does not include the residual guarantee related to our transaction with SFL. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.2 million as a liability.

(3)	The standby letters of credit include $4.8 million in letters of credit that serve as collateral on state workers compensation and auto liability policies, and $1.1 million in letters of credit that serve as security for all bonds excluding U.S. Customs bonds.

(4)	Includes $3.8 million in U.S. customs bonds, $0.4 million in bonds for payment of taxes levied under the Excise Tax Act of the Commonwealth of Puerto Rico of 1987, and $1.2 million in utility or lease bonds. We have the financial ability and intention to satisfy our obligations.
Long-Term Debt
To finance our acquisition by CHP IV and certain affiliates of Castle Harlan, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.
On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005. As of June 24, 2007, the senior credit facility consisted of a $193.3 million term loan and a $75.0 million revolver. No amounts were outstanding under the revolving credit facility as of June 24, 2007 or December 24, 2006. However, $5.9 million and $26.6 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of June 24, 2007 and December 24, 2006, respectively. We expect that we will be permitted to incur up to an additional $75 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009.
As of June 24, 2007, principal payments of approximately $0.5 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $46.7 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at HL and HLHC’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at June 24, 2007 approximated 7.6%. HL and HLHC are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.
The senior credit facility requires HL and HLHC to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and HLHC were in compliance with all such covenants as of June 24, 2007. The senior credit facility is secured by the assets of HL and HLHC. The 9% senior notes and the 11% senior discount notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends and restrictions customary in such agreements.
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
On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and 11% senior discount notes. The tender offer is scheduled to expire on August 13, 2007, and payment for tendered notes will be made promptly thereafter, subject to the Company’s right to accept and purchase notes tendered before July 30, 2007, prior to August 13, 2007. Subject to market conditions and other factors, the Company currently intends to finance the tender offer with a portion of the proceeds from the sale of up to $300 million of its convertible debt securities and the replacement of the Company’s existing credit facility with a new credit facility consisting of a $125 million term loan and a $200 million revolver.
We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under the senior credit facility, and potential future refinancings of our debt.
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
Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs for the next twelve months. In addition, we expect to make capital expenditures and drydocking payments of $30.0 million and $20.0 million, respectively, over the next twelve months. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.
Interest Rate Risk
Our primary interest rate exposure relates to the senior credit facility. As of June 24, 2007, HLHC and HL had outstanding a $193.3 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the term loan. HLHC and HL also have a revolving credit facility that provides for borrowings of up to $75.0 million. As of June 24, 2007, no amounts were outstanding under the revolving credit facility.
Credit Ratings
As of June 24, 2007, Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Ratings Services assigned the following credit ratings to our outstanding debt:
Debt/Rating Outlook:

Standard
	Moody's	& Poor's
Senior secured credit facility	Ba1, LGD2, 20%	BB
9% senior notes due 2012	B2, LGD4, 69%	B
11% senior discount notes due 2013	B3, LGD 6, 93%	B
Rating outlook	Stable, PD	Stable
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and six months June 24, 2007 is as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 24, 2007	June 24, 2007
Pretax income	$10,653	$15,921
Interest expense	11,918	23,754
Rentals	7,921	14,434

Total fixed charges	$19,839	$38,188

Pretax earnings plus fixed charges	$30,492	$54,109

Ratio of earnings to fixed charges	1.54x	1.42x

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
4. Controls and Procedures
Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 24, 2007, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended June 24, 2007.
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

PART II. OTHER INFORMATION
1. Legal Proceedings
During the quarter ended June 24, 2007, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.
1A. Risk Factors
There have been no material changes to risk factors since those previously disclosed in the Company’s report on form 10-K for the year ended December 24, 2006.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
At the Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) held June 5, 2007, stockholders voted to:
(a)	Elect to the Board of Directors of the Company the four Class II directors named as the Company’s nominees in the Proxy Statement for the Annual Meeting, filed with the SEC on April 18, 2007, as follows:

		Shares Withholding
Nominee	Shares Voting For	Authority to Vote
Admiral Vern Clark U.S.N. (Ret.)	28,864,356	88,756
Dan A. Colussy	28,857,268	95,844
William J. Flynn	28,816,514	136,598
Francis Jungers	28,714,558	100,443
There were no abstentions or broker non-votes with respect to the election of the Board of Directors. The directors whose term of office as a director continued after the meeting are John K. Castle, Marcel Fournier, James G. Cameron, James Down, Norman Y. Mineta, Ernie L. Danner, Thomas M. Hickey and Charles G. Raymond.
(b)	Ratify the action of the Audit Committee of the Board of Directors in appointing Ernst & Young LLP as independent registered public accounting firm for the 2007 fiscal year.

For	Against	Abstain
28,929,311	4,888	18,912
(c)	Amend the Company’s certificate of incorporation to increase the maximum number of directors from 11 to 13.

For	Against	Abstain
28,879,467	50,310	23,331
5. Other Information
None.

6. Exhibits

10.12.2 ++	Amendment No. 2 to TP1 Space Charter and Transportation Contract, dated July 2, 2007.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2007

HORIZON LINES, INC.
By:	/s/ M. Mark Urbania
M. Mark Urbania
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description

10.12.2 ++	Amendment No. 2 to TP1 Space Charter and Transportation Contract, dated July 2, 2007.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.