Form 10-Q
period 2007-09-23
Horizon Lines, Inc.
filed 2007-10-26
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 23, 2007
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
At October 24, 2007, 32,660,690 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 23,	December 24,
	2007	2006(1)
Assets
Current assets
Cash	$9,432	$93,949
Accounts receivable, net of allowance of $6,726 and $4,972 at September 23, 2007 and December 24, 2006, respectively	165,354	120,732
Deferred tax asset	29,825	11,586
Prepaid vessel rent	4,334	1,163
Materials and supplies	29,969	24,658
Other current assets	8,643	7,103

Total current assets	247,557	259,191
Property and equipment, net	186,164	188,652
Goodwill	335,091	306,724
Intangible assets, net	157,024	167,882
Other long-term assets	35,304	22,580

Total assets	$961,140	$945,029

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,332	$28,322
Current portion of long-term debt	4,687	6,758
Accrued vessel rent	—	25,426
Other accrued liabilities	106,058	101,122

Total current liabilities	133,077	161,628
Long-term debt, net of current	598,912	503,708
Deferred tax liability	33,085	31,339
Deferred rent	32,649	36,003
Other long-term liabilities	16,995	4,074

Total liabilities	814,718	736,752

Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 33,648 shares issued and 32,648 shares outstanding as of September 23, 2007 and 33,591 shares issued and outstanding as of December 24, 2006	337	336
Treasury stock, 1,000 shares at cost	(28,560)	—
Additional paid in capital	142,586	179,599
Accumulated other comprehensive loss	(935)	(1,011)
Retained earnings	32,994	29,353

Total stockholders’ equity	146,422	208,277

Total liabilities and stockholders’ equity	$961,140	$945,029

(1)	The balance sheet at December 24, 2006 has been derived from the audited financial statements of Horizon Lines, Inc.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 23,	September 24,	September 23,	September 24,
	2007	2006	2007	2006
Operating revenue	$321,145	$304,657	$890,509	$869,438
Operating expense:
Operating expense (excluding depreciation expense)	246,402	229,072	698,530	673,421
Depreciation and amortization	10,714	12,445	36,765	37,539
Amortization of vessel dry-docking	4,820	3,362	13,139	11,332
Selling, general and administrative	23,481	24,987	66,885	72,680
Miscellaneous expense (income), net	445	(406)	525	977

Total operating expense	285,862	269,460	815,844	795,949

Operating income	35,283	35,197	74,665	73,489
Other expense (income):
Interest expense, net	10,077	12,226	32,953	36,250
Loss on early extinguishment of debt	37,958	—	38,522	—
Other expense (income), net	25	2	45	(184)

(Loss) income before income tax benefit	(12,777)	22,969	3,145	37,423
Income tax benefit	(14,347)	(29,976)	(15,038)	(24,289)

Net income	$1,570	$52,945	$18,183	$61,712

Net income per share:
Basic	$0.05	$1.58	$0.54	$1.84
Diluted	$0.05	$1.57	$0.53	$1.84

Number of shares used in calculations:
Basic	33,131	33,544	33,460	33,544
Diluted	33,770	33,726	34,066	33,582

Dividends declared per common share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 23,	September 24,
	2007	2006
Cash flows from operating activities:
Net income	$18,183	$61,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	21,826	22,868
Amortization of other intangible assets	14,939	14,671
Amortization of vessel dry-docking	13,139	11,332
Amortization of deferred financing costs	2,296	2,413
Deferred income taxes	(20,023)	(22,763)
Gain on equipment disposals	(281)	(471)
Stock-based compensation	2,401	686
Loss on early extinguishment of debt	38,522	—
Accretion of interest on 11% senior discount notes	6,062	6,796
Changes in operating assets and liabilities
Accounts receivable	(37,142)	(29,579)
Materials and supplies	(5,761)	1,254
Other current assets	(1,537)	(3,877)
Accounts payable	(6,727)	3,991
Accrued liabilities	(8,650)	16,462
Vessel rent	(30,790)	(5,419)
Vessel dry-docking payments	(15,516)	(13,703)
Other assets/liabilities	3,545	(1,577)

Net cash (used in) provided by operating activities	(5,514)	64,796

Cash flows from investing activities:
Purchases of property and equipment	(16,714)	(10,381)
Purchase of businesses, net of cash acquired	(32,082)	—
Proceeds from the sale of property and equipment	3,078	1,819
Other investing activities	—	(245)

Net cash used in investing activities	(45,718)	(8,807)

Cash flows from financing activities:
Payments on long-term debt	(517,074)	(3,151)
Issuance of convertible notes	330,000	—
Borrowing of term loan	125,000	—
Borrowing under revolving credit facility	161,500	—
Payments on revolving credit facility	(15,000)	—
Purchase of call spread options	(52,541)	—
Sale of common stock warrants	11,958	—
Redemption premiums	(25,568)	—
Dividends to stockholders	(11,003)	(11,070)
Purchase of treasury stock	(28,560)	—
Payments of financing costs	(11,929)	(1,057)
Payments on capital lease obligation	(152)	(149)
Proceeds from exercise of stock options	84	—
Costs associated with initial public offering	—	(158)

Net cash used in financing activities	(33,285)	(15,585)

Net (decrease) increase in cash	(84,517)	40,404
Cash at beginning of period	93,949	41,450

Cash at end of period	$9,432	$81,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. HL operates as a domestic container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico.
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
The financial statements as of September 23, 2007 and the financial statements for the quarter and nine months ended September 23, 2007 and September 24, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
3. Acquisitions
On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider (“3-PL”), for approximately $28.0 million. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including technology, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its clients. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (“LTL”) and full truckload (“FTL”) service throughout North America and Mexico. Aero Logistics is a wholly owned subsidiary of Horizon Logistics. As an existing 3-PL, Aero Logistics brings air, LTL brokerage, warehousing and international expedited transport services that significantly broaden the offerings Horizon Logistics can present to current and potential customers.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million, net of cash acquired. HSI, which operates as a subsidiary of HL, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii. This acquisition enables the Company and HSI to work together to find efficiencies in the way stevedoring is handled today and grow third party business.

The following summarizes the preliminary estimated fair values of the combined assets acquired and the liabilities assumed as part of the acquisitions (in thousands):

Current assets	$8,257
Property and equipment	4,732
Intangible assets	7,412
Goodwill	28,078
Long-term assets	51

Total assets acquired	48,530

Current liabilities	(5,515)
Long-term liabilities	(7,518)
Long-term debt	(2,646)

Total liabilities assumed	(15,679)

Net assets acquired	$32,851

Of the $7.4 million of intangible assets acquired, $7.1 million is attributable to customer contracts/relationships and $0.3 million was assigned to non-competition agreements. The Company is in the process of finalizing the valuation of certain assets and liabilities; thus, the allocation of the purchase price is subject to change. In addition, $1.4 million of the $28.0 million purchase price of Aero Logistics has been placed into escrow pending a final working capital calculation and achievement of certain earnings targets.
The following table presents pro-forma financial information as though the acquisitions had occurred on December 26, 2005:

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 23,	September 24,	September 23,	September 24,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Operating revenue	$325,950	$315,399	$917,743	$899,445
Net income	1,555	52,673	18,186	61,397
Earnings per share (basic)	0.05	1.57	0.54	1.83
Earnings per share (diluted)	0.05	1.56	0.53	1.83
4. Income Taxes
During the third quarter of 2006, the Company elected the application of a tonnage tax. As a result, income from certain activities is excluded from gross income subject to the corporate income tax rates. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. As a result, the Company recorded a $2.5 million income tax benefit during the nine months ended September 23, 2007 primarily related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels. In addition, during the third quarter of 2007, the Company recorded a $4.8 million, or $0.14 per diluted share, tax benefit related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. The benefit was recorded in connection with the filing of the 2006 income tax return in September 2007.
In August 2007, the Company purchased its outstanding 9% senior notes and 11% senior discount notes and terminated its Prior Senior Credit Facility (as defined below). The associated transaction expenses were $38.0 million, consisting of purchase premiums and the write-off of unamortized deferred financing costs. These expenses were recorded as loss on extinguishment of debt and resulted in an income tax benefit of $14.2 million for the three and nine months ended September 23, 2007.
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $3.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 25, 2006 balance of retained earnings. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of September 23, 2007, the Company had a $4.9 million liability for unrecognized tax benefits, which if recognized would decrease the effective rate during the period recognized. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of September 23, 2007 include 2003-2006.

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
The Company recognized stock-based compensation expense, related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan, as amended (“ESPP”), of $1.2 million and $2.4 million during the quarter and nine months ended September 23, 2007, respectively, and $0.3 million and $0.7 million for the quarter and nine months ended September 24, 2006, respectively. These amounts were included within selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. Compensation costs are recognized using the straight-line method, net of estimated forfeitures, over the requisite service period.
Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company recognized approximately $0.5 million and $1.2 million in stock-based compensation costs related to stock options during the quarter and nine months ended September 23, 2007. In addition, the Company recognized a deferred tax asset of $1.1 million and $1.9 million during the quarter and nine months ended September 23, 2007. As of September 23, 2007, there were $3.8 million in unrecognized compensation costs related to options granted under the Plan. That cost is expected to be recognized using the straight-line method over a weighted average period of 1.5 years.
A summary of option activity under the Plan as of September 23, 2007 and the changes during the nine months ended September 23, 2007, are presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 24, 2006	1,291,037	$11.35
Granted (a)	329,000	33.51
Exercised (b)	(7,875)	10.00
Forfeited	—

Outstanding at September 23, 2007	1,612,162	$15.88	8.66	$21,992

Vested or expected to vest at September 23, 2007	1,549,566	$15.71	8.65	$21,347

Exercisable at September 23, 2007	47,687	$10.00	8.13	$882

(a)	On March 26, 2007, the Company granted options to certain employees of the Company and its subsidiaries to purchase shares of its common stock at a price of $33.51 per share. Each option is scheduled to cliff vest and become fully exercisable on March 26, 2010, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The grant date fair value of the options granted was $10.58 per share.

(b)	The aggregate intrinsic value of stock options exercised during the nine months ended September 23, 2007 was $0.2 million.
Restricted Stock
The Company recognized approximately $0.7 million and $1.1 million in compensation costs during the quarter and nine months ended September 23, 2007 related to restricted stock grants. As of September 23, 2007, there was $7.0 million of unrecognized compensation expense related to all restricted stock awards. That cost is expected to be recognized using the straight-line method over a weighted-average period of 2.6 years.

A summary of the status of the Company’s restricted stock awards as of September 23, 2007 and the changes during the nine months ended September 23, 2007 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 24, 2006	70,000	$12.57
Granted (a)	237,559	31.96
Vested	—
Forfeited	—

Nonvested at September 23, 2007	307,559	$27.54

(a)	On August 28, 2007, in conjunction with the acquisition of Aero Logistics, the Company granted 50,001 shares of restricted stock to certain employees of Aero Logistics. The shares of restricted stock will vest on March 31, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company and its subsidiaries through such date. The grant date fair market value of the restricted shares was $27.50 per share.
On June 28, 2007, the Company granted 75,965 shares of restricted stock to the Company’s Chief Executive Officer (the “CEO”). The restricted stock will cliff vest on December 31, 2009, provided the CEO has been in continuous employment with the Company. The grant date fair value of the restricted shares was $32.91 per shares.
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
Employee Stock Purchase Plan
The Company recorded $49 thousand and $0.1 million of compensation expense during the quarter and nine months ended September 23, 2007 related to participation in the ESPP. As of September 23, 2007, there was no unrecognized compensation expense related to the ESPP.
6. Net Income per Common Share
In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options, using the treasury-stock method.

Earnings per share are as follows (in thousands, except per share amounts):

	Quarters Ended
	September 23,	September 24,
	2007	2006
Numerator:
Net income	$1,570	$52,945

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	33,131	33,544

Effect of dilutive securities:
Stock-based compensation	639	182

Denominator for diluted net income per common share	33,770	33,726

Basic net income per common share	$0.05	$1.58

Diluted net income per common share	$0.05	$1.57

	Nine months Ended
	September 23,	September 24,
	2007	2006
Numerator:
Net income	$18,183	$61,712

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	33,460	33,544

Effect of dilutive securities:
Stock-based compensation	606	38

Denominator for diluted net income per common share	34,066	33,582

Basic net income per common share	$0.54	$1.84

Diluted net income per common share	$0.53	$1.84

7. Total Comprehensive Income
Total comprehensive income is as follows (in thousands):

	Quarters Ended
	September 23,	September 24,
	2007	2006
Net income	$1,570	$52,945
Amortization of pension and post-retirement benefit transition obligation	25	—
Change in fair value of fixed price fuel contract	—	(177)

Comprehensive income	$1,595	$52,768

	Nine months Ended
	September 23,	September 24,
	2007	2006
Net income	$18,183	$61,712
Amortization of pension and post-retirement benefit transition obligation	75	—
Change in fair value of fixed price fuel contract	—	(477)

Comprehensive income	$18,258	$61,235

8. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 23,	December 24,
	2007	2006
Vessels	$139,717	$137,129
Containers	24,627	27,682
Chassis	14,691	14,535
Cranes	20,752	15,903
Machinery and equipment	22,189	19,716
Facilities and land improvements	10,039	8,416
Software	30,074	29,887
Other	15,522	7,715

Total property and equipment	277,611	260,983
Accumulated depreciation	(91,447)	(72,331)

Property and equipment, net	$186,164	$188,652

9. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 23,	December 24,
	2007	2006
Customer contracts/relationships	$144,824	$137,675
Trademarks	63,800	63,800
Deferred financing costs	11,887	23,075
Non-compete agreements	262	—

Total intangibles with definite lives	220,773	224,550
Accumulated amortization	(63,749)	(56,668)

Net intangibles with definite lives	157,024	167,882
Goodwill	335,091	306,724

Intangible assets, net	$492,115	$474,606

In conjunction with the acquisitions of HSI and Aero Logistics, the Company recorded intangible assets related to customer contracts/relationships of $7.1 million and non-compete agreements of $0.3 million.
During the third quarter of 2007, in conjunction with the redemption of the 9% senior notes and the 11% senior discount notes and the extinguishment of the prior senior credit facility, the Company wrote off approximately $12.4 million of net deferred financing costs. In addition, during the second quarter of 2007, the Company wrote off approximately $0.6 million of net deferred financing costs in conjunction with a $25.0 million voluntary prepayment on the term loan component of its prior senior credit facility. The Company recorded deferred financing costs of $11.9 million in connection with the issuance of the convertible notes (as defined in Note 11) and entering into the new senior credit facility (as defined in Note 11).

10. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 23,	December 24,
	2007	2006
Vessel operations	$25,809	$18,608
Fuel	13,555	10,899
Marine operations	14,165	9,452
Terminal operations	11,511	12,400
Interest	4,232	7,219
Bonus	—	10,500
Other liabilities	36,786	32,044

Total other accrued liabilities	$106,058	$101,122

11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 23,	December 24,
	2007	2006
New senior credit facility	$271,500	$—
4.25% convertible senior notes	330,000	—
5.26% note payable	2,099	—
Prior senior credit facility	—	219,375
9% senior notes	—	197,014
11% senior discount notes	—	89,564
Notes issued by the owner trustees of the owner trusts and secured by mortgages on the vessels owned by such trusts (a)	—	4,513

Total long-term debt	603,599	510,466
Current portion	(4,687)	(6,758)

Long-term debt, net of current	$598,912	$503,708

(a)	These notes matured and were repaid during January 2007.
New Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “New Senior Credit Facility”). The obligations of the Company are secured by substantially all of the assets of the Company. The terms of the New Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility. In addition to proceeds from the term loan, the Company borrowed and used $133.5 million under the revolving credit facility to repay borrowings outstanding under the Prior Senior Credit Facility (as defined below) and to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer. In addition, during August 2007, the Company borrowed $28.0 million under the revolving credit facility to fund the acquisition of Aero Logistics. During September 2007, the Company made a $15.0 million payment on the outstanding borrowings under the revolving credit facility. Future borrowings under the New Senior Credit Facility are expected to be used for permitted acquisitions and general corporate purposes, including working capital.
Beginning on December 31, 2007, principal payments of approximately $1.6 million are due quarterly on the term loan through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of September 23, 2007, $271.5 million was outstanding under the New Senior Credit Facility, which included a $125.0 million term loan and borrowings of $146.5 million under the revolving credit facility. The interest rate payable under the New Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the New Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of the date hereof) depending on the Company’s ratio of total debt to EBITDA (as defined in the New Senior Credit Facility). The weighted average interest rate at September 23, 2007 was approximately 6.9%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.25% as of September 23, 2007).

The New Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all such covenants as of September 23, 2007.
4.25% Convertible Senior Notes
On August 1, 2007, the Company entered into a purchase agreement relating to the sale by the Company of $300 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) for resale to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. Under the terms of the purchase agreement, the Company also granted the initial purchasers an option to purchase up to $30 million aggregate principal amount of the Notes to cover over-allotments. The initial purchasers subsequently exercised the over-allotment option in full, and, at a closing on August 8, 2007, the initial purchasers acquired $330 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $320.5 million. The Company used (i) $28.6 million of the net proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the net proceeds to purchase an option to purchase the Company’s stock from the initial purchasers, and (iii) the balance of the net proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.
The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25%, and the Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. The Notes will mature on August 15, 2015, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:
•	Prior to May 15, 2012, if during any calendar quarter after the calendar quarter ending September 30, 2007, and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	Prior to May 15, 2012, if during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 23, 2007, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Under the terms of a registration rights agreement relating to the Notes, the Company is required to file a shelf registration statement with the SEC with respect to the Notes and the shares issuable upon conversion of the Notes no later than February 4, 2008 or special interest will accrue on the Notes. In the event of a registration default, special interest will accrue on all outstanding Notes from and including the day following the registration default to but excluding the earlier of the day on which the registration default has been cured and the date the Company is no longer required to keep the registration statement effective. Special interest will be paid semi-annually in arrears at 0.25% of the principal amount per annum during the first 90 days after the registration default and at 0.50% per annum thereafter.

As discussed in Note 14, the FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of the Company’s common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby they have the option to receive up to 4.6 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company will seek approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increases from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.
In accordance with SFAS 128, the Notes will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method.
Also, in accordance with SFAS 128, the warrants sold in connection with the hedge transactions will have no impact on earnings per share until the Company’s share price exceeds $37.13. Prior to exercise, the Company will include the effect of additional shares that may be issued using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Long-term Note Payable
In conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.
Prior Senior Credit Facility
On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005 (the “Prior Senior Credit Facility”). On August 8, 2007, in connection with entering into the New Senior Credit Facility, the Company’s Prior Senior Credit Facility was terminated. Borrowings under the New Senior Credit Facility were used to pay $192.8 million on the term loan component of the Prior Senior Credit Facility. The Company incurred no penalties in connection with the termination of the Prior Senior Credit Facility.
12. Pension and Post-retirement Benefit Plans
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 23, 2007. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The net periodic benefit costs related to the defined benefit plan were $0.1 million for each of the three months ended September 23, 2007 and September 24, 2006 and $0.3 million for each of the nine months ended September 23, 2007 and September 24, 2006.
As part of the acquisition of HSI, the Company assumed liabilities of approximately $2.4 million related to a pension plan covering approximately 50 salaried employees. Of the $2.4 million recorded, $0.3 million was recorded within other accrued liabilities and $2.1 million was recorded within other long-term liabilities. The pension plan has been frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $18 thousand during the three and nine months ended September 23, 2007.

Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.1 million for each of the three months ended September 23, 2007 and September 24, 2006 and $0.4 million for each of the nine months ended September 23, 2007 and September 24, 2006.
As part of the acquisition of HSI, the Company assumed liabilities of approximately $5.4 million related to post-retirement medical, dental and life insurance benefits for eligible active and retired members. Of the $5.4 million recorded, $0.2 million was recorded within other accrued liabilities and $5.2 million was recorded within other long-term liabilities. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during the three and nine months ended September 23, 2007.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $7.2 million during the nine months ended September 23, 2007. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. However, the Company is unable to determine the potential amount of liability, if any, at this time. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
13. Commitments and Contingencies
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
There are two actions pending before the Surface Transportation Board (“STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB was to address this matter in three phases. During the first phase, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. In phase two, the STB determined the methodology by which it would determine “rate reasonableness” under the ICCTA for the respondents’ rates during the relevant 1996-1998 time periods.
On February 22, 2007, the Government of Guam filed a petition for reconsideration of the Phase II decision. On August 30, 2007, the STB denied the request for reconsideration of the Phase II decision. On September 18, 2007, the Government of Guam filed a motion to dismiss its complaint with the STB citing the STB’s ruling on the methodology for determining the rate reasonableness. The Government of Guam stated it could no longer proceed with its rate challenge. As a result, the Company expects this case to be dismissed by the STB. In the event the case is not dismissed by the STB, during the third phase, the STB will apply the standards to the rates in effect during 1996-1998.

The second action pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenged the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX was seeking $11.0 million in damages. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to HL’s business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and oral argument was held on June 4, 2007. On August 30, 2007, the court of appeals affirmed, in all material respects, the decision of the STB. The Company has been advised by DHX that it does not intend to pursue this matter further.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On September 23, 2007 and December 24, 2006, amounts outstanding on these letters of credit totaled $6.6 million and $26.6 million, respectively. Of the $26.6 million outstanding on the letters of credit as of December 24, 2006, $20.1 million related to the Company’s vessel financing agreements with Ship Finance Limited and have since been returned as a result of the fulfillment of the underlying obligations.
14. Recent Accounting Pronouncements
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
The FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is in the process of determining the impact of this proposed FSP.

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
Executive Overview

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	September 23, 2007	September 24, 2006
	(in thousands)
Operating revenue	$321,145	$304,657	$890,509	$869,438
Operating expense	285,862	269,460	815,844	795,949

Operating income	$35,283	$35,197	$74,665	$73,489

Operating ratio	89.0%	88.4%	91.6%	91.5%
Revenue containers (units)	74,759	77,108	214,574	224,313
Operating revenue increased by $16.5 million or 5.4% from the quarter ended September 24, 2006 to the quarter ended September 23, 2007 and by $21.1 million or 2.4% from the nine months ended September 24, 2006 to the nine months ended September 23, 2007. This increase in revenue is primarily attributable to unit revenue improvements resulting from favorable changes in cargo mix and general rate increases as well as increased slot charter revenue, partially offset by fewer revenue containers shipped.
Operating expense increased by $16.4 million or 6.1% for the quarter ended September 23, 2007 from the quarter ended September 24, 2006 and by $20.0 million or 2.5% from the nine months ended September 24, 2006 to the nine months ended September 23, 2007, primarily as a result of increased vessel operating costs due to the deployment of new vessels, partially offset by a decrease in variable operating costs due to lower volumes.
We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation, and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our Board of Directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require the Company to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Company of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to EBITDA is included below (in thousands):

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	September 23, 2007	September 24, 2006

Net income	$1,570	$52,945	$18,183	$61,712
Interest expense, net	10,077	12,226	32,953	36,250
Income tax benefit	(14,347)	(29,976)	(15,038)	(24,289)
Depreciation and amortization	15,534	15,807	49,904	48,871

EBITDA	$12,834	$51,002	$86,002	$122,544

Recent Developments
Effective September 1, 2007, the Company re-organized the structure of its transportation and logistics operations under two wholly owned subsidiaries, Horizon Lines, LLC (“HL”), and Horizon Logistics, LLC (“Horizon Logistics”). HL will continue to operate as a Jones Act container shipping company. Horizon Logistics was established to manage the Company’s integrated logistics services, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers, and other supply chain participants.
On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider, for approximately $28.0 million. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including high-tech, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its clients. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (LTL) and full truckload (FTL) service throughout North America and Mexico. Aero Logistics is a wholly owned subsidiary of Horizon Logistics.
On August 13, 2007, the Company completed a cash tender offer for all of its outstanding 9% senior notes and 11% senior discount notes with 100% of the outstanding principal amount of the notes validly tendered.
On August 8, 2007, the Company completed a private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012. The notes will pay interest semiannually at a rate of 4.25% per annum. The notes will be convertible under certain circumstances into cash up to the principal amount of the notes, and shares of the Company’s common stock or cash (at the option of the Company) for any conversion value in excess of the principal amount at an initial conversion rate of 26.9339 shares of the Company’s common stock per $1,000 principal amount of notes. This represents an initial conversion price of approximately $37.13 per share, a 30% premium over the last reported sale price of the Company’s common stock on August 1, 2007.
On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “New Senior Credit Facility”). The obligations of the Company are secured substantially by all of the assets of the Company. The terms of the New Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million, net of cash acquired. HSI, which operates as a subsidiary of HL, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii.
General
We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 23,200 cargo containers. We also provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan. The Company, through its wholly owned subsidiary, Horizon Logistics, also offers inland transportation for its customers through its own trucking operations on the U.S. west coast and Alaska, and its integrated logistics services including relationships with third-party truckers, railroads and barge operators in its markets.
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
The FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is in the process of determining the impact of this proposed FSP.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. Except for the new critical accounting policy described below related to FIN 48, there have been no material changes to the Company’s critical accounting policies during the nine months ended September 23, 2007. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 24, 2006 as filed with the SEC.
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

Over 90% of our revenues are generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, and (vi) other non-transportation services.
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
Quarter Ended September 23, 2007 Compared with the Quarter Ended September 24, 2006

	Quarter Ended	Quarter Ended
	September 23, 2007	September 24, 2006	% Change
	(in thousands)
Operating revenue	$321,145	$304,657	5.4%
Operating expense:
Vessel	93,914	81,961	14.6%
Marine	53,213	48,729	9.2%
Inland	52,695	53,555	(1.6)%
Land	34,827	34,195	1.8%
Rolling stock rent	11,753	10,632	10.5%

Operating expense	246,402	229,072	7.6%
Depreciation and amortization	10,714	12,445	(13.9)%
Amortization of vessel drydocking	4,820	3,362	43.4%
Selling, general and administrative	23,481	24,987	(6.0)%
Miscellaneous expense (income), net	445	(406)	(209.6)%

Total operating expenses	285,862	269,460	6.1%

Operating income	$35,283	$35,197	0.2%

Operating ratio	89.0%	88.4%	0.6%
Revenue containers (units)	74,759	77,108	(3.0)%
Operating Revenue. Operating revenue increased to $321.1 million for the quarter ended September 23, 2007 compared to $304.7 million for the quarter ended September 24, 2006, an increase of $16.5 million or 5.4%. This revenue increase can be attributed to the following factors (in thousands):

More favorable cargo mix and general rate increases	$12,251
Revenue container volume decrease	(8,254)
Revenue related to acquisitions	7,727
Increase in non-transportation services	4,209
Bunker and intermodal fuel surcharges included in rates	555

Total operating revenue increase	$16,488

The revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico and decelerating growth in Hawaii. This revenue container volume decrease is offset by higher margin cargo mix and general rate increases. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12.1% of total revenue in the quarter ended September 23, 2007 and approximately 12.6% of total revenue in the quarter ended September 24, 2006. We changed our bunker and intermodal fuel surcharges several times throughout 2006 and 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.
Operating Expense. Operating expense increased to $246.2 million for the quarter ended September 23, 2007 compared to $229.1 million for the quarter ended September 24, 2006, an increase of $17.3 million, or 7.6%. The increase in operating expense is primarily due to higher vessel operating costs related to the deployment of the new vessels, which is partially offset by reduced expenses associated with lower container volumes and lower expenses due to process improvements initiatives.
Vessel expense, which is not primarily driven by revenue container volume, increased to $93.9 million for the quarter ended September 23, 2007 from $82.0 million in the quarter ended September 24, 2006, an increase of $11.9 million, or 14.6%. This $11.9 million increase can be attributed to the following factors (in thousands):

Labor and other vessel operating increase	$3,485
Vessel lease expense increase	8,182
Vessel fuel costs increase	286

Total vessel expense increase	$11,953

The increase in vessel operating expenses is primarily due to additional active vessels during the third quarter of 2007 as a result of the expansion of services between the U.S. west coast and Guam and Asia and the expansion of services between the U.S. west coast and Hawaii as well as more dry-dockings during the third quarter of 2007 versus the third quarter of 2006. In addition, the Company incurred certain one time, non-recurring expenses associated with the activation of the new vessels of approximately $0.4 million during the third quarter of 2007.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $53.2 million for the quarter ended September 23, 2007 from $48.7 million during the quarter ended September 24, 2006 due to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI partially offset by lower container volumes.
Inland expense of $52.7 million for the quarter ended September 23, 2007 decreased slightly compared to $53.6 million during the quarter ended September 24, 2006. Reduced inland expense related to lower container volumes was partially offset by increased inland expense related to the acquisition of Aero Logistics.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarter Ended	Quarter Ended
	September 23, 2007	September 24, 2006	% Change
	($ in thousands)
Land expense:
Maintenance	$12,792	$13,564	(5.7)%
Terminal overhead	13,353	11,980	11.5%
Yard and gate	6,352	6,498	(2.2)%
Warehouse	2,330	2,153	8.2%

Total land expense	$34,827	$34,195	1.8%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall volumes and lower maintenance expenses due to newer equipment and process improvement initiatives. Terminal overhead increased primarily due to contractual rate increases and the acquisition of HSI. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower revenue container volumes.

Depreciation and Amortization. Depreciation and amortization was $10.7 million during the quarter ended September 23, 2007 compared to $12.4 million for the quarter ended September 24, 2006. The decrease is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense.
Amortization of Vessel Drydocking. Amortization of vessel drydocking was $4.8 million during the quarter ended September 23, 2007 compared to $3.4 million for the quarter ended September 24, 2006. This increase is due to more dry-dockings in the third quarter of 2007 versus the third quarter of 2006.

	Quarter Ended	Quarter Ended
	September 23, 2007	September 24, 2006	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,273	$2,731	(16.8)%
Depreciation and amortization—other	3,283	4,824	(31.9)%
Amortization of intangible assets	5,158	4,890	5.5%

Total depreciation and amortization	$10,714	$12,445	(13.9)%

Amortization of vessel drydocking	$4,820	$3,362	43.4%

Selling, General and Administrative. Selling, general and administrative costs decreased to $23.5 million for the quarter ended September 23, 2007 compared to $25.0 million for the quarter ended September 24, 2006, a decrease of $1.5 million or 6.0%. This decrease is comprised of a $2.6 million decrease in the management bonus accrual and $0.8 million decrease in fees incurred in connection with the Company’s August 2006 secondary offering, partially offset by an increase of approximately $0.6 million in legal fees related to increased activity in ongoing legal matters and $0.9 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net was approximately $0.4 million for the quarter ended September 23, 2007 compared to $(0.4) million in the quarter ended September 24, 2006, an increase of $0.8 million. This increase is primarily due to lower bad debt expense during 2006 and a decrease in environmental reserves during 2006.
Interest Expense, Net. Interest expense, net decreased to $10.1 million for the quarter ended September 23, 2007 compared to $12.2 million for the quarter ended September 24, 2006, a decrease of $2.1 million or 17.6%. This decrease is due to the Company’s purchase of all of its outstanding 9% senior notes and the 11% senior discount notes, the extinguishment of the prior senior credit facility and $25 million prepayments on the term loan in each of December 2006 and March 2007, partially offset by interest expense related to the new senior credit facility and the issuance of the convertible notes.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $38.0 million for the quarter ended September 23, 2007. This loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility.
Income Tax Benefit. The Company’s effective tax rate for the quarters ended September 23, 2007 and September 24, 2006 was (112.3)% and (130.5)%, respectively. During the third quarter of 2006, the Company elected the application of tonnage tax. The Company’s 2006 election was made in connection with the filing of the Company’s 2005 federal corporate income tax return, and the Company accounted for this election as a change in the tax status of its qualifying shipping activities. During the third quarter of 2007, the Company recorded a $4.8 million, or $0.14 per diluted share, tax benefit related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. The benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 17.8% for the quarter ended September 23, 2007. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax for the quarter ended September 24, 2006 was 15.2%. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities. As such, the Company expects that its effective tax rate for the year ended December 24, 2007 will be within a range of 15.5%-17.5%.

Nine Months Ended September 23, 2007 Compared with the Nine Months Ended September 24, 2006

	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	% Change
	(in thousands)
Operating revenue	$890,509	$869,438	2.4%
Operating expense:
Vessel	269,793	242,390	11.3%
Marine	147,206	143,946	2.3%
Inland	148,877	151,146	(1.5)%
Land	98,892	102,404	(3.4)%
Rolling stock rent	33,762	33,535	0.7%

Operating expense	698,530	673,421	3.7%
Depreciation and amortization	36,765	37,539	(2.1)%
Amortization of vessel drydocking	13,139	11,332	15.9%
Selling, general and administrative	66,885	72,680	(8.0)%
Miscellaneous expense, net	525	977	(46.3)%

Total operating expenses	815,844	795,949	2.5%

Operating income	$74,665	$73,489	1.6%

Operating ratio	91.6%	91.5%	(0.1)%
Revenue containers (units)	214,574	224,313	(4.3)%
Operating Revenue. Operating revenue increased to $890.5 million for the nine months ended September 23, 2007 compared to $869.4 million for the nine months ended September 24, 2006, an increase of $21.1 million or 2.4%. This revenue increase can be attributed to the following factors (in thousands):

More favorable cargo mix and general rate increases	$40,051
Revenue container volume decrease	(33,502)
Revenue related to acquisitions	7,727
Increase in other non-transportation services	6,267
Bunker and intermodal fuel surcharges included in rates	528

Total operating revenue increase	$21,071

The decreased revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico and decelerating growth in Hawaii. This revenue container volume decrease is offset by higher margin cargo mix and general rate increases. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.7% of total revenue in the nine months ended September 23, 2007 and approximately 12.0% of total revenue in the nine months ended September 24, 2006. We changed our bunker and intermodal fuel surcharges several times throughout 2006 and in the first nine months of 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.
Operating Expense. Operating expense increased to $698.5 million for the nine months ended September 23, 2007 compared to $673.4 million for the nine months ended September 24, 2006, an increase of $25.1 million, or 3.7%. The increase in operating expense is primarily due to higher vessel operating costs related to the deployment of the new vessels, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, increased to $269.8 million for the nine months ended September 23, 2007 from $242.4 million for the nine months ended September 24, 2006, an increase of $27.4 million, or 11.3%. This increase can be attributed to the following factors (in thousands):

Labor and other vessel operating increase	$12,866
Vessel lease expense increase	16,434
Vessel fuel costs decrease	(1,897)

Total vessel expense increase	$27,403

The increase in vessel operating expenses is primarily due to additional active vessels during 2007 as a result of the expansion of services between the U.S. west coast and Guam and Asia as well as more dry-dockings during 2007 versus 2006. In addition, the Company incurred certain one time, non-recurring expenses associated with the activation of the new vessels of approximately $3.6 million during the nine months ended September 23, 2007.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $147.2 million for the nine months ended September 23, 2007 from $143.9 million for nine months ended September 24, 2006, an increase of $3.3 million, or 2.3%. This increase in marine expenses can be attributed to additional stevedoring costs related to services provided to third parties as a result of the acquisition of HSI.
Inland expense decreased to $148.9 million for the nine months ended September 23, 2007 from $151.1 million for the nine months ended September 24, 2006, a decrease of $2.3 million, or 1.5%. The decrease in inland expense is directly related to lower container volumes, offset by increased inland expense related to the acquisition of Aero Logistics.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	% Change
	($ in thousands)
Land expense:
Maintenance	$37,451	$40,007	(6.4)%
Terminal overhead	37,907	36,596	3.6%
Yard and gate	17,603	19,664	(10.5)%
Warehouse	5,931	6,137	(3.4)%

Total land expense	$98,892	$102,404	(3.4)%

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
Depreciation and Amortization. Depreciation and amortization costs decreased by $0.8 million for the nine months ended September 23, 2007 as compared to the nine months ended September 24, 2006. The decrease in depreciation—owned vessels is due to certain vessels becoming fully depreciated and no longer subject to depreciation expense. The decrease in depreciation and amortization—other is primarily due to the timing of the purchase and sale of our containers and certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased $1.8 million, or 15.9%, to $13.1 million for the nine months ended September 23, 2007 from $11.3 million in the nine months ended September 24, 2006 primarily due to the timing of drydockings and drydocking costs.

	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$7,724	$8,169	(5.4)%
Depreciation and amortization—other	14,102	14,699	(4.1)%
Amortization of intangible assets	14,939	14,671	1.8%

Total depreciation and amortization	$36,765	$37,539	(2.1)%

Amortization of vessel drydocking	$13,139	$11,332	15.9%

Selling, General and Administrative. Selling, general and administrative costs decreased to $66.9 million for the nine months ended September 23, 2007 compared to $72.7 million for the nine months ended September 24, 2006, a decrease of $5.8 million or 8.0%. This decrease is comprised of a $7.6 million decrease in the management bonus accrual and $1.7 million decrease of fees incurred in connection with the Company’s June 2006 and August 2006 secondary offerings, offset by an increase of approximately $1.3 million of professional fees related to our process re-engineering initiative and $1.7 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous Expense, Net. Miscellaneous expense, net was approximately $0.5 million for the nine months ended September 23, 2007 compared to $1.0 million in the nine months ended September 24, 2006, a decrease of $0.5 million. This decrease is primarily due to lower bad debt expense during 2007.
Interest Expense, Net. Interest expense, net decreased to $33.0 million for the nine months ended September 23, 2007 compared to $36.3 million for the nine months ended September 24, 2006, a decrease of $3.3 million or 9.0%. This decrease is due to the repayment of the 9% senior notes and the 11% senior discount notes, the extinguishment of the prior senior credit facility and $25 million prepayments on the term loan in each of December 2006 and March 2007, partially offset by interest expense related to the new senior credit facility and the issuance of the convertible notes.
Income Tax Benefit. The Company’s effective tax rate for the nine months ended September 23, 2007 and September 24, 2006 was (478.2%) and (64.9)%, respectively. During the third quarter of 2006, the Company elected the application of tonnage tax. With the deployment of the Company’s new vessels in the modified trade route between the U.S. west coast and Asia and Guam during the first quarter of 2007, these shipping activities became qualified shipping activities, and thus the income from these vessels is excluded from gross income for purposes of computing federal income tax. The Company recorded a $2.5 million decrease in income tax expense during the nine months ended September 23, 2007 primarily associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax. In addition, during the third quarter of 2007, the Company recorded a $4.8 million, or $0.14 per diluted share, tax benefit related to a change in estimate resulting from refinements of the methodology for computing secondary activities and cost allocations for tonnage tax purposes. The benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 15.5% for the nine months ended September 23, 2007. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the nine months ended September 24, 2006 was 14.3%. The Company’s 2006 election was made in connection with the filing of the Company’s 2005 federal corporate income tax return and the Company accounted for this election as a change in the tax status of its qualifying shipping activities The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities. As such, the Company expects that its effective tax rate for the year ended December 24, 2007 will be within a range of 15.5%-17.5%.
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.

Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, (vi) dividend payments to our common stockholders, (vii) acquisitions, (viii) premiums associated with the tender offer and (iv) purchases of equity instruments in conjunction with the Notes. Cash totaled $9.4 million at September 23, 2007. As of September 23, 2007, $96.9 million was available for borrowing under the $250.0 million revolving credit facility, after taking into account $146.5 million outstanding under the revolver and $6.6 million utilized for outstanding letters of credit.
Operating Activities

	Nine Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006
	(in thousands)
Cash flows (used in) provided by operating activities
Net income	$18,183	$61,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	21,826	22,868
Amortization of other intangible assets	14,939	14,671
Amortization of vessel drydocking	13,139	11,332
Amortization of deferred financing costs	2,296	2,413
Deferred income taxes	(20,023)	(22,763)
Stock-based compensation	2,401	686
Loss on extinguishment of debt	38,522	—
Accretion of interest on 11% senior discount notes	6,062	6,796

Subtotal	79,162	36,003

Net earnings adjusted for non-cash charges	97,345	97,715
Changes in operating assets and liabilities:
Accounts receivable	(37,142)	(29,579)
Materials and supplies	(5,761)	1,254
Other current assets	(1,537)	(3,877)
Accounts payable	(6,727)	3,991
Accrued liabilities	(8,650)	16,462
Vessel rent	(30,790)	(5,419)
Other assets / liabilities	3,545	(1,577)

Changes in operating assets and liabilities	(87,062)	(18,745)

Gain on equipment disposals	(281)	(471)
Vessel drydocking payments	(15,516)	(13,703)

Net cash (used in) provided by operating activities	$(5,514)	$64,796

Net cash used in operating activities was $5.5 million for the nine months ended September 23, 2007 compared to $64.8 million of net cash provided by operating activities for the nine months ended September 24, 2006. This change is primarily driven by increased vessel lease payments and increased accounts receivable and materials and supplies on hand. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion, and other non-cash operating activities resulted in cash flow generation of $97.3 million for the nine months ended September 23, 2007 compared to $97.7 million for the nine months ended September 24, 2006. Changes in working capital resulted in a use of cash of $87.1 million for the nine months ended September 23, 2007 compared to a use of cash of $18.7 million for the nine months ended September 24, 2006. The increase in accounts receivable balances in the first nine months of 2007 and 2006 is due to seasonality within the business. The accounts receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter. While the accounts receivable balances have continued to rise throughout the nine months of 2007, the calculation of days sales outstanding is consistent with prior year levels. The accrued liabilities working capital use is primarily due to the vessel lease payments and management bonus payments. Vessel lease payments during the nine months ended September 23, 2007 and September 24, 2006 were $61.0 million and $19.2 million, respectively. In addition, during the nine months ended September 23, 2007 and September 24, 2006, we paid bonuses of $10.5 million and $8.7 million, respectively. The increase in materials and supplies on hand is primarily due to higher fuel inventory levels as a result of two additional active vessels during 2007. The increase in other current assets during the nine months of 2007 is related to the vessel lease payments of $61.0 million.

Investing Activities
Net cash used in investing activities was $45.7 million for the nine months ended September 23, 2007 compared to $8.8 million for the nine months ended September 24, 2006. The $36.9 million increase is due to the acquisition of HSI and Aero Logistics and a $6.3 million increase in capital expenditures, primarily related to the raising of our Honolulu, Hawaii cranes and other capital expenditures in connection with our fleet enhancement initiative and our San Juan, Puerto Rico terminal redevelopment project, offset by a $1.3 million increase in proceeds from the sale of equipment.
Financing Activities
Net cash used in financing activities during the nine months ended September 23, 2007 was $33.3 million compared to $15.6 million for the nine months ended September 24, 2006. The Company used the proceeds provided by the New Credit Facility (as defined below) and the Notes (as defined below) to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer, and (iii) purchase 1,000,000 shares of the Company’s common stock. Concurrent with the issuance of the Notes, the Company entered into note hedge transactions whereby the Company has the option to purchase shares of the Company’s common stock and the Company sold warrants to purchase the Company’s common stock. The cost of the note hedge transactions to the Company was approximately $52.5 million and the Company received proceeds of $11.9 million related to the sale of the warrants. In addition, during August 2007, the Company borrowed $13.0 million, net of repayment, under the revolving credit facility to fund the acquisition of Aero Logistics. The net cash used in financing activities during the nine months ended September 23, 2007 also includes a $25.0 million prepayment under the senior credit facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific. The net cash used in financing activities during the nine months ended September 24, 2006 includes a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.
Capital Requirements
Our current and future capital needs relate primarily to debt service, maintenance and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $25.0-$30.0 million. Such capital expenditures will include continued redevelopment of our San Juan, Puerto Rico terminal, yard improvements in our Honolulu, Hawaii terminal and vessel modifications and other expenditures related to the improvement of our vessel fleet. In addition, expenditures for vessel drydocking payments are estimated at $20.0 million for the next twelve months.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations as of September 23, 2007 are as follows (in thousands):

	Total	Remaining					After
	Obligations	2007	2008	2009	2010	2011	2011
Principal obligations:
Senior credit facility	$271,500	$—	$6,250	$6,250	$18,750	$18,750	$221,500
4.25% convertible senior notes	330,000	—	—	—	—	—	330,000
5.26% note payable	2,099	69	286	302	318	335	789
Operating leases (1)	740,190	23,615	99,289	97,785	95,026	57,672	366,803
Capital lease obligations	122	20	102	—	—	—	—

Subtotal	1,343,911	23,704	105,927	104,337	114,094	76,757	919,092

Interest obligations (2):
Senior credit facility	80,725	4,988	16,133	17,091	16,208	15,149	11,156
4.25% convertible senior notes	70,125	—	14,025	14,025	14,025	14,025	14,025

Subtotal	150,850	4,988	30,158	31,116	30,233	29,174	25,181

Total principal and interest	$1,494,761	$28,692	$136,085	$135,453	$144,327	$105,931	$944,273

Other commercial commitments:
Standby letters of credit (3)	$6,629	$6,629	$—	$—	$—	$—	$—
Surety bonds (4)	5,694	4,165	1,528	1	—	—	—

Other commercial commitments	$12,323	$10,794	$1,528	$1	$—	$—	$—

(1)	The above contractual obligations table does not include the residual guarantee related to our transaction with Ship Finance Limited. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.2 million as a liability.

(2)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of September 23, 2007 upon the London Inter-Bank Offered Rate (LIBOR) plus 1.50%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 4.25% convertible senior notes is fixed and is paid semi-annually on February 15 and August 15 of each year, beginning on February 15, 2008, until maturity on August 15, 2012.

(3)	The standby letters of credit include $5.5 million in letters of credit that serve as collateral on state workers compensation and auto liability policies and $1.1 million in letters of credit that serve as security for all bonds excluding U.S. Customs bonds.

(4)	Includes $4.1 million in U.S. customs bonds, $0.4 million in bonds for payment of taxes levied under the Excise Tax Act of the Commonwealth of Puerto Rico of 1987 and $1.2 million in utility or lease bonds. We have the financial ability and intention to satisfy our obligations.
Long-Term Debt
New Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “New Senior Credit Facility”). The obligations of the Company are secured by substantially all of the assets of the Company. The terms of the New Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility. In addition to proceeds from the term loan, the Company borrowed and used $133.5 million under the revolving credit facility to repay borrowings outstanding under the Prior Senior Credit Facility (as defined below) and to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer. In addition, during August 2007, the Company borrowed $13.0 million, net of repayment, under the revolving credit facility to fund the acquisition of Aero Logistics. Future borrowings under the New Senior Credit Facility are expected to be used for permitted acquisitions and general corporate purposes, including working capital.

Beginning on December 31, 2007, principal payments of approximately $1.6 million are due quarterly on the term loan through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of September 23, 2007, $271.5 million was outstanding under the New Senior Credit Facility, which included a $125.0 million term loan and borrowings of $146.5 million under the revolving credit facility. The interest rate payable under the New Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the New Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of the date hereof) depending on the Company’s ratio of total debt to EBITDA (as defined in the New Senior Credit Facility). The weighted average interest rate at September 23, 2007 was approximately 6.9%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.25% as of September 23, 2007).
The New Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all such covenants as of September 23, 2007.
4.25% Convertible Senior Notes
On August 1, 2007, the Company entered into a purchase agreement relating to the sale by the Company of $300 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) for resale to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. Under the terms of the purchase agreement, the Company also granted the initial purchasers an option to purchase up to $30 million aggregate principal amount of the Notes to cover over-allotments. The initial purchasers subsequently exercised the over-allotment option in full, and, at a closing on August 8, 2007, the initial purchasers acquired $330 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $320.5 million. The Company used (i) $28.6 million of the net proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the net proceeds to purchase an option to purchase the Company’s common stock from the initial purchasers, and (iii) the balance of the net proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.
The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25%, and the Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. The Notes will mature on August 15, 2015, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:
•	Prior to May 15, 2012, if during any calendar quarter after the calendar quarter ending September 30, 2007, and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	Prior to May 15, 2012, if during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 23, 2007, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

Under the terms of a registration rights agreement relating to the Notes, the Company is required to file a shelf registration statement with the SEC with respect to the Notes and the shares issuable upon conversion of the Notes no later than February 4, 2008 or special interest will accrue on the Notes. In the event of a registration default, special interest will accrue on all outstanding Notes from and including the day following the registration default to but excluding the earlier of the day on which the registration default has been cured and the date the Company is no longer required to keep the registration statement effective. Special interest will be paid semi-annually in arrears at 0.25% of the principal amount per annum during the first 90 days after the registration default and at 0.50% per annum thereafter.
As discussed in Note 14, the FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of the Company’s common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby they have the option to receive up to 4.6 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company will seek approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increases from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.
In accordance with SFAS 128, the Notes will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method.
Also, in accordance with SFAS 128, the warrants sold in connection with the hedge transactions will have no impact on earnings per share until the Company’s share price exceeds $37.13. Prior to exercise, the Company will include the effect of additional shares that may be issued using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Long-term Note Payable
In conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.
Prior Senior Credit Facility
On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005 (the “Prior Senior Credit Facility”). On August 8, 2007, in connection with entering into the New Senior Credit Facility, the Company’s Prior Senior Credit Facility was terminated. Borrowings under the New Senior Credit Facility were used to pay $192.8 million on the term loan component of the Prior Senior Credit Facility. The Company incurred no penalties in connection with the termination of the Prior Senior Credit Facility.
9% Senior Notes and 11% Senior Discount Notes
On July 7, 2004, the Company completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes were scheduled to mature on November 1, 2012. On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and subsequently used $213.8 million of proceeds from the New Senior Credit Facility and the issuance of the Notes to purchase the $197.0 million of outstanding 11% senior notes and pay associated premiums of $16.8 million. On December 10, 2004, the Company completed an offering of $160.0 million in principal amount of 11% senior discount notes. The 11% senior discount notes were issued at a discount from their principal amount at maturity and generated gross proceeds of approximately $112.3 million. The 11% senior discount notes were scheduled to mature on April 1, 2013. On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 11% senior discount notes and subsequently used $104.5 million of the proceeds from the New Senior Credit Facility and the issuance of the Notes to purchase $102.5 million of the original principal amount at maturity, or $95.7 million in accreted value, of the 11% senior discount notes and pay associated premiums of $8.8 million.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.
Future principal debt payments are expected to be paid out of cash flows from operations and borrowings under the senior credit facility.
Our ability to make scheduled payments of principal, or to pay the interest, if any, on, or to refinance our indebtedness, to make dividend payments to our common stockholders, to make acquisitions or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs for the next twelve months. In addition, we expect to make capital expenditures and drydocking payments of $25.0-$30.0 million and $20.0 million, respectively, over the next twelve months. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.
Interest Rate Risk
Our primary interest rate exposure relates to the senior credit facility. As of September 23, 2007, the Company had outstanding a $125.0 million term loan and $146.5 million under the revolving credit facility, which bear interest at variable rates. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on the term loan and $0.4 million on the revolving credit facility.
Credit Ratings
As of September 23, 2007, Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Ratings Services assigned the following credit ratings to our outstanding debt:
Debt/Rating Outlook:

Standard
	Moody’s	& Poor’s
Senior secured credit facility	Ba1, LGD2, 18%	BB+
4.25% convertible senior notes due 2012	B3, LGD5, 84%	B
Rating outlook	Stable	Stable
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and nine months September 23, 2007 is as follows (in thousands):

	Quarter Ended	Nine Months Ended
	September 23, 2007	September 23, 2007
Pretax (loss) income	$(12,777)	$3,145
Interest expense	10,355	34,110
Rentals	8,706	22,209

Total fixed charges	$19,061	$56,319

Pretax earnings plus fixed charges	$6,284	$59,464

Ratio of earnings to fixed charges	—	1.06x
For the quarter ended September 23, 2007, earnings were insufficient to cover fixed charges by $12.8 million. For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense.

Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases which identify forward-looking statements.
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

4. Controls and Procedures
Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 23, 2007, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended September 23, 2007.
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
There are two actions pending before the Surface Transportation Board (“STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB was to address this matter in three phases. During the first phase, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. In phase two, the STB determined the methodology by which it would determine “rate reasonableness” under the ICCTA for the respondents’ rates during the relevant 1996-1998 time periods.
On February 22, 2007, the Government of Guam filed a petition for reconsideration of the Phase II decision. On August 30, 2007, the STB denied the request for reconsideration of the Phase II decision. On September 18, 2007, the Government of Guam filed a motion to dismiss its complaint with the STB citing the STB’s ruling on the methodology for determining the rate reasonableness. The Government of Guam stated it could no longer proceed with its rate challenge. As a result, the Company expects this case to be dismissed by the STB. In the event the case is not dismissed by the STB, during the third phase, the STB will apply the standards to the rates in effect during 1996-1998.
The second action pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenged the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX was seeking $11.0 million in damages. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to HL’s business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and oral argument was held on June 4, 2007. On August 30, 2007, the court of appeals affirmed, in all material respects, the decision of the STB. The Company has been advised by DHX that it does not intend to pursue this matter further.
1A. Risk Factors
Except as noted below, there have been no material changes to risk factors since those previously disclosed in the Company’s report on form 10-K for the year ended December 24, 2006.
The accounting method for convertible debt securities with net share settlement, like our Convertible Notes, may be subject to change.
On August 8, 2007, we issued $330 million of convertible notes with a net share settlement feature. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Net Share Convertibles), is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which case the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

The FASB has exposed for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. We cannot predict the outcome of the FASB deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. In addition, these impacts could adversely affect the trading price of our common stock.
2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 8, 2007, the Company sold $330 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) through offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Notes and the underlying common stock issuable upon conversion of the Notes have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses payable by the Company, were approximately $320.5 million. The Company used (i) $28.6 million of the net proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the net proceeds to purchase an option to purchase the Company’s common stock from the initial purchasers, and (iii) the balance of the net proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.
On August 8, 2007, in conjunction with the offering of the Notes, the Company also entered into warrant transactions whereby the Company sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.6 million shares of the Company’s common stock at a strike price of approximately $51.41 per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Neither the warrants nor the underlying common stock issuable upon conversion of the warrants have been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. The Company received aggregate proceeds of approximately $11.9 million from the sale of the warrants.
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
Date: October 26, 2007

HORIZON LINES, INC.
By:	/s/ M. Mark Urbania
M. Mark Urbania
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.