Form 10-K
period 2007-12-23
Horizon Lines, Inc.
filed 2008-02-06
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 23, 2007
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-32627

HORIZON LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3123672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4064 Colony Road, Suite 200, Charlotte, North Carolina (Address of principal executive offices)	28211 (Zip Code)
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
                                                             Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $952.2 million.

As of February 5, 2008, 29,895,009 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008.

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

(i)

Factors that may cause actual results to differ from expected results include: changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); rising fuel prices; our substantial debt; restrictive covenants under our debt agreements; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our stockholders; adverse tax audits and other tax matters; and legal or other proceedings to which we are or may become subject.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-K (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See the section entitled “Risk Factors” beginning on Page 11 in this Form 10-K for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described in this Form 10-K are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

(ii)

Part I.

Item 1.	Business

Our Company

Horizon Lines, Inc., a Delaware corporation, (the “Company” and together with its subsidiaries, “We”) operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in Horizon Lines Holding Corp., a Delaware corporation (“HLHC” or “Horizon Lines Holding”). The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions” or “merger,” included a merger whereby Horizon Lines Holding became a direct wholly-owned subsidiary of the Company. The Company was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company.

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

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam and Micronesia. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 22,000 cargo containers. We also provide comprehensive shipping and sophisticated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan. We, through our wholly owned subsidiary, Horizon Logistics, offer inland transportation for our customers through our own trucking operations on the U.S. west coast and Alaska, and our integrated logistics services including relationships with third-party truckers, railroads, and barge operators in our markets.

We ship a wide spectrum of consumer and industrial items used everyday in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the expanding populations in our markets, thereby providing us with a stable base of growing demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 35% of revenue and our largest customer accounting for approximately 8% of revenue.

Current Developments

On February 1, 2008, the Company filed a shelf registration on Form S-3. The registration statement, which became effective upon filing with the U.S. Securities and Exchange Commission, registered for resale the $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and the shares issuable upon conversion of the notes that were part of a private placement completed on August 8, 2007. The notes pay interest semiannually at a rate of 4.25% per annum. The notes are convertible under certain circumstances into cash up to the principal amount of the notes, and shares of the Company’s common stock or cash (at the option of the Company) for any conversion value in excess of the principal amount at an initial conversion rate of 26.9339 shares of the Company’s common stock per $1,000 principal amount of notes. This represents an initial conversion price of approximately $37.13 per share. Concurrent with the issuance of the notes, the Company entered into separate note hedge and warrant transactions which were structured to reduce the potential future share dilution associated with the conversion of notes. The cost of the note hedge transactions was approximately $52.5 million, $33.4 million net of tax benefits, and the Company received proceeds of $11.9 million related to the sale of the warrants.

The issuance of the convertible senior notes was part of a series of transactions by which the Company refinanced its capital structure. On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The Senior Credit Facility obligations are secured by substantially all of the Company’s assets. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and 11% senior discount notes. On August 13, 2007, the Company completed the cash tender offer with 100% of the outstanding principal amount of the notes validly tendered. The Company used proceeds from the sale of the convertible notes and borrowings under the Senior Credit Facility to fund the cash tender offer for the 9% senior notes and the 11% senior discount notes.

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007. The Company completed its share repurchase program in the first quarter of 2008, acquiring an additional 1,627,500 shares at a total cost of $29.4 million. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future.

On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider, for approximately $27.3 million in cash. As of December 23, 2007, $0.5 million is held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. In addition, subsequent to December 23, 2007, the Company completed its assessment of the working capital received and released $0.4 million originally placed into escrow and paid an additional $0.2 million. The additional $0.2 million increased the total purchase to $27.5 million. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including high-tech, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its customers. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (LTL) and full truckload (FTL) service throughout North America.

On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million in cash, net of cash acquired. HSI, which operates as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii.

In 2007, a draft of a Technical Corrections Act proposed redefining the Puerto Rico trade such that it would not qualify for application of the tonnage tax. However, the Technical Corrections Act, as passed, did not include any language that will adversely affect our utilization of the tonnage tax regime.

During the first half of 2007, the Company modified its trade route between the U.S. west coast and Asia and Guam commencing with the deployment of newly acquired vessels. This deployment enabled the Company to redeploy Jones Act qualified active vessels to other Jones Act routes and to commence a new U.S. west coast to Hawaii trade route with two of the vessels previously deployed in the Guam trade route.

The Jones Act

During 2007, over 85% of our revenues were generated from our shipping and logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act, or other U.S. maritime cabotage laws.

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

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 40 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. The Jones Act enjoys broad support from both major political parties in both houses of Congress. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, each accounting for approximately 41% of total container loads traveling from the continental U.S. to Alaska. Horizon Lines and TOTE serve the Alaska market. We are also only one of two container shipping companies currently serving the Hawaii and Guam markets with an approximate 36% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 35% and 52% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. Horizon Lines and Matson Navigation Co (“Matson”) serve the Hawaii and Guam market. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 34% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, Horizon Lines and Sea Star Lines (“Sea Star”). Sea Star is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

The U.S. container shipping industry as a whole is experiencing rising customer expectations for real-time shipment status information and the on-time pick-up and delivery of cargo, as customers seek to optimize efficiency through greater management of the delivery process of their products. Commercial and governmental customers are increasingly requiring the tracking of the location and status of their shipments at all times and have developed a strong preference to retrieve information and communicate using the Internet. During 2007, we established a fully-functional intermodal active radio frequency identification (“RFID”) solution providing customers in our Alaska trade real-time shipment visibility during all phases of transit. The active RFID-based real-time tracking system, when matched with Horizon’s industry-leading web-based event management system, offers shipment visibility and supply chain efficiencies by providing real-time detailed shipment information throughout the container’s transit from origin loading facility through to final destination. A broad range of domestic and foreign governmental agencies are also increasingly requiring access to shipping information in automated formats for customs oversight and security purposes.

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

Sales and Marketing

We manage a sales and marketing team of 117 employees strategically located in our various ports, as well as in six regional offices across the continental U.S., from our headquarters in Charlotte, North Carolina. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also centrally coordinated from Charlotte and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Renton is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets.

Our regional sales and marketing presence ensures close and direct interaction with customers on a daily basis. Many of our regional sales professionals have been servicing the same customers for over ten years. We believe that we have the largest sales force of all container shipping and logistics companies active in our markets. Unlike our competitors, our sales force cross-sells our shipping and logistics services across all of these markets. We believe that the breadth and depth of our relationships with our customers is the principal driver of repeat business from our customers.

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

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and logistics company serving all three non-contiguous Jones Act markets and Guam and Asia. Approximately 60% of our transportation revenue in 2007 was derived from customers shipping with us in more than one of our markets and approximately 33% of our transportation revenue in 2007 being derived from customers shipping with us in all three markets.

We generate most of our revenue through customer contracts with pre-specified rates and volumes and with durations ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to implement fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 30 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. Our customer base is broad with no significant concentration by customer or type of cargo shipped. For 2007, our top ten largest customers represented approximately 32% of transportation revenue, with the largest customer accounting for approximately 8% of transportation revenue. During 2007, our top ten largest customers comprised approximately 35% of total revenue, with our largest customer accounting for approximately 8% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industries are approximations based on the good faith estimates of our management, which are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial data and industry and market data presented herein are for a period ending in December 2007.

Operations Overview

Our operations share corporate and administrative functions such as finance, information technology and sales and marketing. Centralized functions are performed primarily at our headquarters and at our operations center in Irving, Texas.

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

Our dispatch team coordinates truck and/or rail shipping from inland locations to the port on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts, except for services from CSX Transportation which are obtained through our contract with CSX Intermodal, an affiliate of CSX Transportation. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. We review space availability and inform our other teams and personnel when additional bookings are needed and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of loading, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates their process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments. Customers may also view their payment histories and make payments on-line.

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

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 23, 2007. Our vessel fleet consists of 21 vessels of varying classes and specification, 16 of which are Jones Act qualified. Of the 16 vessels that are actively deployed, 11 are Jones Act qualified and five Jones Act qualified vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities.

		Year		Reefer	Max.	Owned/	Charter
Vessel Name	Market	Built	TEU(1)	Capacity(2)	Speed	Chartered	Expiration

Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	100	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Navigator(4)	Puerto Rico	1972	2,386	100	21.0 kts	Owned	—
Horizon Trader(4)	Puerto Rico	1972	2,386	100	21.0 kts	Owned	—
Horizon Discovery(5)	—	1968	1,442	70	21.2 kts	Owned	—
Horizon Consumer(5)	—	1973	1,751	170	22.0 kts	Owned	—
Horizon Crusader(5)	—	1969	1,376	70	21.2 kts	Owned	—
Horizon Hawaii(5)	—	1973	1,420	170	22.5 kts	Owned	—
Horizon Hunter	Transpacific	2006	2,824	586	23.0 kts	Chartered	Nov 2018
Horizon Hawk	Transpacific	2007	2,824	586	23.0 kts	Chartered	Mar 2019
Horizon Tiger	Transpacific	2006	2,824	586	23.0 kts	Chartered	May 2019
Horizon Eagle	Transpacific	2007	2,824	586	23.0 kts	Chartered	Apr 2019
Horizon Falcon	Transpacific	2007	2,824	586	23.0 kts	Chartered	Apr 2019

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.

(3)	Serves as a spare vessel available for deployment in any of our markets and also serves the Alaska trade from June through August.

(4)	Were deployed in the Hawaii & Guam market during 2007. Are currently deployed in the Puerto Rico market.

(5)	Vessels are available for seasonal needs, dry-dock relief and to respond to potential new revenue opportunities, and thus are not specific to any given market.

Our Vessel Charters

Eight of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak, Horizon Hunter, Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger are leased, or chartered, under charters that are due to expire in January 2015 for the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, in 2018 for the Horizon Hunter and in 2019 for the Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger. Under the charter for each chartered vessel, we generally have the following options in connection with the expiration of the charter: (i) purchase the vessel for its fair market value, (ii) extend the charter for an agreed upon period of time at a fair market value charter rate or, (iii) return the vessel to its owner.

The obligations under the existing charters for the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak are guaranteed by our former parent, CSX Corporation, and certain of its affiliates. In turn, certain of our subsidiaries are parties to the Amended and Restated Guarantee and Indemnity Agreement, referred to herein as the GIA, with CSX Corporation and certain of its affiliates, pursuant to which these subsidiaries have agreed to indemnify these CSX entities if any of them should be called upon by any owner of the chartered vessels to make payments to such owner under the guarantees referred to above.

Our Container Fleet

As summarized in the table below, our container fleet consists of owned and leased containers of different types and sizes as of December 23, 2007:

Container Type	Owned	Leased	Combined

20’ Standard Dry	33	422	455
20’ Flat Rack	2	—	2
20’ High-Cube Reefer	72	—	72
20’ Miscellaneous	71	—	71
20’ Tank	1	—	1
40’ Standard Dry	124	1,411	1,535
40’ Flat Rack	363	488	851
40’ High-Cube Dry	1,303	5,705	7,008
40’ Standard Insulated	16	—	16
40’ High-Cube Insulated	395	—	395
40’ Standard Opentop	—	100	100
40’ Miscellaneous	63	—	63
40’ Tank	2	—	2
40’ Car Carrier	165	—	165
40’ Standard Reefer	4	—	4
40’ High-Cube Reefer	989	4,503	5,492
45’ High-Cube Dry	1,362	3,555	4,917
45’ High-Cube Flatrack	—	25	25
45’ High-Cube Insulated	474	—	474
45’ High-Cube Reefer	—	325	325

Total	5,439	16,534	21,973

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

Under our cargo space charter and transportation service agreements with Maersk, we currently operate five foreign built U.S.-flagged vessels that sail from the U.S. west coast to Hawaii, continuing from Hawaii on to Guam, and then from Guam on to Yantian, China, Hong Kong and Kaohsiung, Taiwan, with a return trip to Tacoma, Washington, and Oakland, California. We utilize Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of these containers are then unloaded. We then ship the empty Maersk containers onwards to the three ports in Asia. When these vessels arrive in Asia, Maersk unloads these empty containers and replaces them with loaded containers on our vessels for the return trip to the U.S. west coast. We use Maersk equipment on our service to Hawaii from our U.S. west coast ports as well as from select U.S. inland locations. We achieve significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement. We do not transport any domestic cargo between the U.S. mainland and Hawaii on these vessels. We do carry some international cargo to and from Hawaii for Maersk.

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

Capital Construction Fund

The Merchant Marine Act, 1936, as amended, permits the limited deferral of U.S. federal income taxes on earnings from eligible U.S.-built and U.S.-flagged vessels and U.S.-built containers if the earnings are deposited into a Capital Construction Fund (“CCF”), pursuant to an agreement with the U.S. Maritime Administration, (“MARAD”). The amounts on deposit in a CCF can be withdrawn and used for the acquisition, construction or reconstruction of U.S.-built and U.S.-flagged vessels or U.S.-built containers.

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

Amounts on deposit in Horizon Lines’ CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. Our consolidated balance sheets at December 23, 2007 and December 24, 2006 include liabilities of approximately $13.1 million and $14.1 million, respectively, for deferred taxes on deposits in our CCF.

Employees

As of December 23, 2007, we had 2,162 employees, of which approximately 1,459 were represented by seven labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 23, 2007 and the expiration dates of the related collective bargaining agreements:

			Number of
	Collective Bargaining		Our
	Agreement(s)		Employees
Union	Expiration Date		Represented

International Brotherhood of Teamsters	March 31, 2008		253
International Brotherhood of Teamsters, Alaska	June 30, 2010		110
International Longshore & Warehouse Union (ILWU)	July 1, 2008		223
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2007	(1)	99
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2010		—	(2)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	October 31, 2010		86
Marine Engineers Beneficial Association (MEBA)	June 15, 2012		143
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2012		96
Office & Professional Employees International Union, AFL-CIO	November 9, 2012		68
Seafarers International Union (SIU)	June 30, 2011		381

(1)	Our employees who are covered under this agreement are continuing to work under an old agreement while we negotiate a new agreement.

(2)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 23, 2007.

		Hawaii
		and
	Alaska	Guam	Puerto Rico
	Market	Market	Market	Corporate(a)	Total

Senior Management	1	2	1	16	20
Operations	37	100	57	114	308
Sales and Marketing	20	26	49	22	117
Administration(b)	8	41	8	201	258

Total Headcount	66	169	115	353	703

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.

(b)	Administration headcount includes customer service and documentation personnel.

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2007 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A.	Risk Factors

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

In addition, a bill has been introduced in the Senate that will limit the sulphur content of fuel used by vessels that enter or leave U.S. ports. As a result of any such legislation or other laws affecting emissions of marine vessels, we may be required to use more expensive fuels or modify our vessels which will result in an increase in our cost of operations.

A decrease in Shipping Volume in Our Markets Will Adversely Affect Our Business.

Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results as customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Puerto Rico was down 8% in 2007 as compared to 2006 as a result of economic conditions in Puerto Rico. The economic downturn in Puerto Rico negatively affected our earnings. We cannot predict whether or when such downturns will occur.

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

During the fourth quarter of 2007, a draft of a Technical Corrections Act proposed redefining the Puerto Rico trade to not qualify for application of the tonnage tax. The tax writing committee in Congress removed the tonnage tax repeal language from the Technical Corrections Act before its passage, but we cannot assure you that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities.

If We are Unable to Implement Our Business Strategy, Our Future Results Could be Adversely Affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategy successfully. Our business strategy includes continuing to organically grow our revenue, providing complete shipping and logistics services, leveraging our capabilities to serve a broad range of customers, leveraging our brand, maintaining industry-leading information technology, pursuing strategic acquisitions and reducing operating costs. Our strategy is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As a consequence, we may not be able to fully implement our strategy or realize the anticipated results of our strategy.

Repeal, Substantial Amendment, or Waiver of the Jones Act or its Application Could Have a Material Adverse Effect on Our Business.

If the Jones Act were to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

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

Our Industry is Unionized and Strikes By Our Union Employees or Others in the Industry May Disrupt our Services and Adversely Affect Our Operations.

As of December 23, 2007, we had 2,162 employees, of which 1,459 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union. This interruption affected ports and shippers throughout the U.S. west coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully.

One of our collective bargaining agreements with our unions has expired. Our employees who are covered under this agreement are continuing to work under the old agreement while we negotiate a new agreement. Our other collective bargaining agreements are scheduled to expire from 2008-2012.

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

We contribute to fifteen multi-employer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. We have no current intention of taking any action that would subject us to any withdrawal liability and cannot assure you that no other contributing employer will take such action.

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

The Jones Act restricts the foreign ownership interests in the entities that directly or indirectly own the vessels which we operate in our Jones Act markets. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market. Furthermore, at any point Horizon Lines, LLC, our indirect wholly-owned subsidiary and principal operating subsidiary, ceases to be controlled and 75% owned by U.S. citizens, we would become ineligible to operate in our current Jones Act markets and may become subject to penalties and risk forfeiture of our vessels.

No Assurance Can Be Given that Our Insurance Costs Will Not Escalate.

Certain of our insurance coverage is provided by mutual clubs. Mutual clubs rely on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of its members. Increased investment losses, underwriting losses, or reinsurance costs could cause insurance clubs to substantially raise the cost of premiums, resulting not only in higher premium costs but also higher levels of deductibles and self-insurance retentions.

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

The Reliability of Our Service May Be Adversely Affected if Our Spare Vessels Reserved For Relief are Not Deployed Efficiently Under Extreme Circumstances, Which Could Damage Our Reputation and Harm Our Operating Results.

We generally keep spare vessels in reserve available for relief if one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service for repairs. However, these spare vessels may require several days of sailing before it can replace the other vessel, resulting in service disruptions and loss of revenue. If more than one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service, we may have to redeploy vessels from our other trade routes, or lease one or more vessels from third parties. We may suffer a material adverse effect on our business if we are unable to rapidly deploy one of our spare vessels and we fail to provide on-time scheduled service and adequate capacity to our customers.

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

We May Not Exercise Our Purchase Options For Our Chartered Vessels.

We intend to exercise our purchase options for up to three of the vessels that we have chartered upon the expiration of their charters in January 2015. In addition, we have not determined whether we will exercise our scheduled purchase options for the five newly built U.S.-flag vessels that we have chartered. There can be no assurance that, when these options for these eight vessels become exercisable, the price at which these vessels may be purchased will be reasonable in light of the fair market value of these vessels at such time or that we will have the funds required to make these purchases. As a result, we may not exercise our options to purchase these vessels. If we do not exercise our options, we may need to renew our existing charters for these vessels or charter replacement vessels. There can be no assurance that our existing charters will be renewed, or, if renewed, that they will be renewed at favorable rates, or, if not renewed, that we will be able to charter replacement vessels at favorable rates.

We May Face Significant Costs As the Vessels Currently in Our Fleet Age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our active vessels is approximately 21 years and the average age of our Jones Act vessels is approximately 31 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace all of our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

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

Loss of Our Key Management Personnel Could Adversely Affect Our Business.

Our future success will depend, in significant part, upon the continued services of Charles G. Raymond, our Chairman of the Board, President and Chief Executive Officer, M. Mark Urbania, our Executive Vice President and Chief Financial Officer , John W. Handy, our Executive Vice President, John V. Keenan, our President, Horizon Lines, LLC, and Brian W. Taylor, our President, Horizon Logistics, LLC. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business and customer relationships. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers.

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

We completed two acquisitions in 2007. We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of such obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations.

We May Not Realize the Expected Benefits of Our Horizon Edge Initiative.

Our Horizon Edge employee team was formed in 2006 to develop and implement a program over a two and a half year period, extending through 2008, with the combined goals of reducing operating costs and enhancing customer focus and service efficiency. With the assistance of outside advisors, we are targeting improvements in maintenance management, marine productivity, supply chain management and information technology. There can be no assurance that we will realize the anticipated cost savings related to this initiative. Also, we may not be able to sustain any realized costs savings resulting from the Horizon Edge program in subsequent years.

Our Cash Flows and Capital Resources May Be Insufficient to Make Required Payments On Our Substantial Indebtedness and Future Indebtedness.

As of December 23, 2007, on a consolidated basis, we had (i) approximately $579.1 million of outstanding long-term debt (exclusive of outstanding letters of credit with an aggregate face amount of $6.3 million), including capital lease obligations, (ii) approximately $192.8 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a debt-to-equity ratio of approximately 3.7:1.0.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and might be forced to reduce or delay capital expenditures, dispose of material assets or operations, seek to obtain additional equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In particular, in the event that we are required to dispose of material assets or operations to meet our debt service obligations, we cannot be sure as to the timing of such dispositions or the proceeds that we would realize from those dispositions. The value realized from such dispositions will depend on market conditions and the availability of buyers, and, consequently, any such disposition may not, among other things, result in sufficient cash proceeds to repay our indebtedness. Also, the senior credit facility contains covenants that may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Further, we cannot provide assurance that we will be able to restructure or refinance any of our indebtedness or obtain additional financing, given the uncertainty of prevailing market conditions from time to time, our high levels of indebtedness and the various debt incurrence restrictions imposed by the senior credit facility. If we are able to restructure or refinance our indebtedness or obtain additional financing, the economic terms on which such indebtedness is restructured, refinanced or obtained may not be favorable to us.

We may incur substantial indebtedness in the future. The terms of the senior credit facility permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 23, 2007, we had approximately $121.7 million of additional borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. In addition, our senior credit facility allows for additional term loan borrowing availability of up to $150.0 million if certain covenants are met. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

Financial and Other Covenants Under Our Current and Future Indebtedness Could Significantly Impair Our Ability to Operate Our Business.

The senior credit facility contains covenants that, among other things, restrict the ability of us and our subsidiaries to:

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

In addition, under the senior credit facility, we are required to comply with financial covenants, comprised of leverage and interest coverage ratio requirements. Our ability to comply with these covenants will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control, and will be substantially dependent on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to various financial and business factors, including those discussed in the other risk factors disclosed in this Form 10-K, some of which may be beyond our control.

Under our senior credit facility we are required, subject to certain exceptions, to make mandatory prepayments of amounts under the senior credit facility with all or a portion of the net proceeds of certain asset sales and events of loss, certain debt issuances, certain equity issuances and a portion of their excess cash flow. Our circumstances at the time of any such prepayment, particularly our liquidity and ability to access funds, cannot be anticipated at this time. Any such prepayment could, therefore, have a material adverse effect on us. Mandatory prepayments are first applied to the outstanding term loans and, after all of the term loans are paid in full, then applied to reduce the loans under the revolving credit facility with corresponding reductions in revolving credit facility commitments.

Our Substantial Indebtedness and Future Indebtedness Could Significantly Impair Our Operating and Financial Condition.

The required payments on our substantial indebtedness and future indebtedness, as well as the restrictive covenants contained in the senior credit facility could significantly impair our operating and financial condition. For example, these required payments and restrictive covenants could:

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

The Senior Credit Facility Exposes Us to the Variability of Interest Rates.

The revolving credit and term loan portions of our senior credit facility bear interest at variable rates. As of December 23, 2007, we had outstanding a $125.0 million term loan and $122.0 million under the revolving credit facility, which bear interest at variable rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on each of the term loan and the revolving credit facility. Accordingly, a significant rise in interest rates would adversely affect our financial results.

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

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 23, 2007:

		Square
Location	Description of Facility	Footage(1)

Anchorage, Alaska	Stevedoring building and various terminal and related property	1,356,248
Atlanta, Georgia	Regional sales office	911
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,533
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	723,641
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property and office	97,124	(2)
Houston, Texas	Terminal supervision and sales office	497
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision and sales office	4,628
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Laredo, Texas	Warehousing and office	69,200
Lexington, North Carolina	Warehousing and office	23,984
Long Beach, California	Terminal supervision office	719,546
Oakland, California	Office and various terminal and related property	279,131
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,010
San Francisco, California	Warehousing and office	19,900
San Juan, Puerto Rico	Office and various terminal and related property	3,521,102
Tacoma, Washington	Office and various terminal and related property	794,314
Tempe, Arizona	Warehousing and office	565

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.

(2)	Excludes 1,647,952 square feet of terminal property which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

In the ordinary course of business, from time to time, the Company and its subsidiaries become involved in various legal proceedings which management believes will not have a material adverse effect on the Company’s financial position or results of operations. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

For several years, there have been two actions pending before the Surface Transportation Board (“STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. On September 18, 2007, the Government of Guam filed a motion to dismiss its complaint with the STB citing the STB’s ruling on the methodology for determining the rate reasonableness. The Government of Guam stated it could no longer proceed with its rate challenge. As a result, this case was dismissed by the STB on October 12, 2007.

The second action before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenged the reasonableness of certain rates and practices of HL and Matson. DHX was seeking $11.0 million in damages. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to HL’s business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and oral argument was held on June 4, 2007. On August 30, 2007, the court of appeals affirmed, in all material respects, the decision of the STB. The Company has been advised by DHX that it does not intend to pursue this matter further.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of January 31, 2008, there were approximately 4,907 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock on the New York Stock Exchange for the fiscal periods presented.

2008	High	Low	Cash Dividend

First Quarter (through January 31, 2008)	$20.00	$15.73	—

2007	High	Low	Cash Dividend

First Quarter	$33.98	$25.50	$0.11
Second Quarter	$34.97	$31.66	$0.11
Third Quarter	$36.55	$25.07	$0.11
Fourth Quarter	$34.06	$15.11	$0.11

2006	High	Low	Cash Dividend

First Quarter	$13.32	$12.07	$0.11
Second Quarter	$16.02	$12.35	$0.11
Third Quarter	$16.79	$14.46	$0.11
Fourth Quarter	$30.50	$15.33	$0.11

On January 31, 2008, our Board of Directors declared a quarterly cash dividend of $0.11 per share for our common stock, which is payable on March 15, 2008 to holders of record at the close of business on March 1, 2008. We regularly pay quarterly dividends as set forth in the table above. We currently expect that comparable cash dividends will continue to be paid in the future although we have no commitment to do so.

On August 8, 2007, the Company sold $330.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) through offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Notes and the underlying common stock issuable upon conversion of the Notes have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. The Company used (i) $28.6 million of the proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the proceeds to acquire an option to receive the Company’s common stock from the initial purchasers, (iii) $10.6 million of the proceeds to pay the initial purchasers’ discount and offering expenses and (iv) the balance of the proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.

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

Equity Compensation Plan Information

The following table provides information as of December 23, 2007 regarding shares of the Company’s common stock issuable pursuant to its stock option plan:

Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
	Number of Securities to	Weighted-Average	Plans (Excluding
	Be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options	the First Column)

Equity compensation plans approved by security holders(1)	—	—	—
Equity compensation plans not approved by security holders(1)	1,599,008(2)	$15.93	1,314,686(2)

(1)	For a description of the Company’s equity compensation plans, see Note 17 to the Consolidated Financial Statements in Item 8.

(2)	Each stock option is exercisable for one share of common stock.

The following table provides information about purchases made by the Company of its common stock for each month included in the fourth quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares
			Publicly	that May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid	Plans or	the Plans or
Period	Purchased	per share(1)	Programs(2)	Programs(2)

9/24/07-10/21/07	N/A	N/A	N/A	N/A
10/22/07-11/18/07	N/A	N/A	N/A	N/A
11/19/07-12/23/07	1,172,700	$17.61	1,172,700	$29.4 million

Quarter ended December 23, 2007:	1,172,700	$17.61	1,172,700	$29.4 million

(1)	The average price paid per share does not include the cost of commissions.

(2)	On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007. The Company completed its share repurchase program in the first quarter of 2008, acquiring an additional 1,627,500 shares at a total cost of $29.4 million. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future. All share repurchases during the fourth quarter of 2007 and during the first quarter of 2008 were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. Repurchased shares have been accounted for as treasury stock.

Total Return Comparison Graph

The below graph compares the cumulative total shareholder return of the public common stock of Horizon Lines, Inc. to the cumulative total returns of the Dow Jones U.S. Industrial Transportation Index and the S&P 500 Index for the period in which the Company’s stock has been publicly traded. Cumulative total returns assume reinvestment of dividends.

Comparison of Cumulative Total Return*

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on September 26, 2005 and $100 invested in the Company’s stock by the opening bell on September 27, 2005, as well as the reinvestment of dividends.

	9/27/2005	12/25/2005	6/25/2006	12/24/2006	6/24/2007	12/23/2007
Horizon Lines, Inc.	100.00	125.90	162.20	281.50	338.60	200.00
Dow Jones U.S. Industrial Transportation Index	100.00	118.30	131.39	122.52	137.82	132.05
S&P 500 Index	100.00	104.36	102.37	116.05	123.60	122.11

Item 6.	Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 35 of this Form 10-K, and our consolidated financial statements and the related notes appearing in Item 15 of this Form 10-K.

All combined and consolidated financial data for the period (or any portion thereof) from December 23, 2002 through February 26, 2003 reflect the combined company CSX Lines, LLC and its wholly owned subsidiaries, CSX Lines of Puerto Rico, Inc., and the domestic liner business of SL Service, Inc. (formerly known as Sea-Land Service, Inc.), all of which were stand-alone wholly owned entities of CSX Corporation (“Predecessor B”). All combined and consolidated financial data for the period (or any portion thereof) from February 27, 2003 through July 6, 2004 reflect Horizon Lines Holding on a consolidated basis (“Predecessor A”). All consolidated financial data for the periods (or any portion thereof) from July 7, 2004 through December 23, 2007 reflect the Company on a consolidated basis.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. The twelve months ended December 21, 2003, and the years ended December 25, 2005, December 24, 2006 and December 23, 2007 each consisted of 52 weeks. The twelve months ended December 26, 2004 consisted of 53 weeks.

Selected Financial Data is as follows:

	Horizon Lines, Inc.					Predecessor A			Predecessor B
					Period from	Period from		Period from	Period from
					July 7,	December 22,		February 27,	December 23,
	Year Ended	Year Ended	Year Ended	Year Ended	2004 through	2003 through	Year Ended	2003 through	2002 through
	December 23,	December 24,	December 25,	December 26,	December 26,	July 6,	December 21,	December 21,	February 26,
	2007	2006	2005(1)	2004	2004	2004	2003	2003	2003
						(In thousands, except share and per share amounts)
	(In thousands, except share and per share amounts)								(In thousands,
									except share
									and per
									share amounts)
Statement of Operations Data:
Operating revenue	$1,206,515	$1,156,892	$1,096,156	$980,328	$481,898	$498,430	$885,978	$747,567	$138,411
Operating income (loss)	95,173	95,971	46,654	51,589	30,928	20,661	38,213	40,734	(2,521)
Interest expense, net(2)	41,672	48,552	51,357	29,567	21,770	7,797	13,417	12,996	421
Income tax (benefit) expense(3)	(13,983)	(25,332)	438	8,439	3,543	4,896	9,615	10,576	(961)
Net income (loss)	28,859	72,357	(18,321)	13,561	5,600	7,961	15,113	17,162	(2,049)
Accretion of preferred stock	—	—	5,073	6,756	6,756	—	—	—	—
Net income (loss) applicable to common stockholders	28,859	72,357	(23,394)	6,805	(1,156)	7,961	15,113	17,162	(2,049)
Net income (loss) per share applicable to common stockholders:
Basic	$0.87	$2.16	$(1.05)		$(0.07)	$9.95		$21.45	*
Diluted	$0.85	$2.14	$(1.05)		$(0.07)	$8.94		$19.57	*
Number of shares used in calculations:
Basic	33,220,994	33,551,335	22,376,797		15,585,322	800,000		800,000	*
Diluted	33,859,183	33,772,341	22,381,756		15,585,322	890,138		876,805	*
Dividends declared	$14,653	$14,764	$3,690
Dividends declared per common share	$0.44	$0.44	$0.11		—	—		—

*	For the period ended February 26, 2003, owner’s equity consisted of parent’s net investment, and thus no income (loss) per share has been calculated.

	Horizon Lines, Inc.				Predecessor A
	December 23,	December 24,	December 25,	December 26,	December 21,
	2007	2006	2005	2004	2003
	(In thousands)				(In thousands)
Balance Sheet Data:
Cash	$6,276	$93,949	$41,450	$56,766	$41,811
Working capital	58,979	97,563	67,111	67,252	46,192
Total assets	926,441	945,029	927,319	937,792	492,554
Long-term debt, including capital lease obligations, net of current portion(2)	572,561	503,850	527,905	610,201	165,417
Total debt, including capital lease obligations	579,098	510,788	530,575	612,862	165,570
Series A redeemable preferred stock(4)	—	—	—	56,708	—
Stockholders’ equity(4)(5)	154,578	208,277	151,760	25,608	96,860

	Horizon Lines, Inc.								Predecessor A						Predecessor B
							Period		Period				Period		Period
							from		from				from		from
							July 7,		Dec. 22,				Feb. 27,		Dec. 23,
	Year		Year	Year	Year		2004		2003		Year		2003		2002
	Ended		Ended	Ended	Ended		through		through		Ended		through		through
	Dec. 23,		Dec. 24,	Dec. 25,	Dec. 26,		Dec. 26,		July 6,		Dec. 21,		Dec. 21,		Feb. 26,
	2007		2006	2005	2004		2004		2004		2003		2003		2003
	(In thousands)								(In thousands)						(In thousands)
Other Financial Data:
EBITDA(6)	$121,909		$160,452	$100,381	$112,998		$62,664		$50,334		$84,442		$80,757		$3,685
Capital expenditures(7)	31,426		21,288	41,234	32,889		11,000		21,889		35,150		16,680		18,470
Vessel drydocking payments	21,414		16,815	16,038	12,273		2,075		10,198		16,536		12,029		4,507
Cash flows provided by (used in):
Operating activities	54,837		115,524	76,376	69,869		72,797		(2,928)		44,048		81,375		(37,327)
Investing activities(7)(8)	(59,387)		(19,340)	(38,817)	(694,563)		(673,923)		(20,640)		(350,666)		(332,196)		(18,470)
Financing activities(4)(8)	(83,123)		(43,685)	(52,875)	657,805		657,892		(87)		305,687		289,720		15,967
Ratio of earnings to fixed charges(9)	1.20	x	1.63 x	—	1.35	x	1.23	x	1.58	x	1.61	x	1.79	x	—

(1)	The Company completed an initial public offering during 2005 and used the proceeds to repurchase certain indebtedness, pay related premiums, redeem its outstanding preferred stock, and pay related transaction expenses. See Note 5 to the Notes to the Consolidated Financial Statements for pro forma information related to these activities.

(2)	On July 7, 2004, as part of the Acquisition-Related Transactions, $250.0 million original principal amount of 9% senior notes were issued, $250.0 million was borrowed under the term loan facility, $6.0 million was borrowed under the revolving credit facility and interest began to accrue thereon. On December 10, 2004, 11% senior discount notes with an initial accreted value of $112.3 million were issued and the accreted value thereof began to increase. During the fourth quarter of 2005, utilizing proceeds from the initial public offering, the Company repurchased $53.0 million and $43.2 million of the 9% senior notes and 11% senior discount notes, respectively. During 2007, the Company completed a private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. The Company utilized a portion of the proceeds from these transactions to (i) repay the borrowings outstanding under the Prior Senior Credit Facility (as defined below) and (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.

(3)	During 2006, the Company elected the application of a tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company accounted for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million, or $0.33 per share, and $18.8 million, or $0.56 per share, relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. The Company’s effective tax rate for the year ended December 24, 2006 was (53.9%). Excluding the 2005 income tax impact and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 was 9.5%. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, the Company recorded a $7.7 million tax benefit related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. This benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 14.1% for the year ended December 23, 2007.

(4)	In connection with the financing of the Acquisition-Related Transactions, we issued and sold 8,391,180 shares of our Series A preferred stock in July 2004. No dividends accrued on these shares. During October 2004, an additional 1,898,730 Series A preferred shares were issued and sold. During December 2004, 5,315,912 Series A preferred shares were redeemed for $53.2 million. In connection with the initial public offering, the Company redeemed all shares of its non-voting $.01 par value Series A Preferred Stock for $62.2 million.

(5)	Concurrent with the issuance of the 4.25% convertible senior notes, the Company entered into note hedge transactions whereby the Company has the option to receive shares of the Company’s common stock when the share price is between certain amounts and the Company sold warrants to financial institutions whereby the financial institutions have the option to receive shares when the share price is above certain levels. The cost of the note hedge transactions to the Company was approximately $33.4 million, net of tax benefits, and the Company received proceeds of $11.9 million related to the sale of the warrants.

(6)	EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, EBITDA is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that requires the Company to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict certain cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA is included below (in thousands):

	Horizon Lines, Inc.					Predecessor A			Predecessor B
					Period	Period		Period	Period
					from	from		from	from
					July 7,	Dec. 22,		Feb. 27,	Dec. 23,
	Year	Year	Year	Year	2004	2003	Year	2003	2002
	Ended	Ended	Ended	Ended	through	through	Ended	through	through
	Dec. 23,	Dec. 24,	Dec. 25,	Dec. 26,	Dec. 26,	July 6,	Dec. 21,	Dec. 21,	Feb. 26,
	2007	2006	2005	2004	2004	2004	2003	2003	2003
Net income (loss)	$28,859	$72,357	$(18,321)	$13,561	$5,600	$7,961	$15,113	$17,162	$(2,049)
Interest expense, net	41,672	48,552	51,357	29,567	21,770	7,797	13,417	12,996	421
Income tax expense (benefit)	(13,983)	(25,332)	438	8,439	3,543	4,896	9,615	10,576	(961)
Depreciation and amortization	65,361	64,875	66,907	61,431	31,751	29,680	46,297	40,023	6,274

EBITDA	$121,909	$160,452	$100,381	$112,998	$62,664	$50,334	$84,442	$80,757	$3,685

The EBITDA amounts presented above contain certain charges that our management team excludes when evaluating our operating performance, for making day to day operating decisions and that are excluded from EBITDA when determining the payment of discretionary bonuses:

	Horizon Lines, Inc.					Predecessor A			Predecessor B
					Period	Period		Period	Period
					from	from		from	from
					July 7,	Dec. 22,		Feb. 27,	Dec. 23,
	Year	Year	Year	Year	2004	2003	Year	2003	2002
	Ended	Ended	Ended	Ended	through	through	Ended	through	through
	Dec. 23,	Dec. 24,	Dec. 25,	Dec. 26,	Dec. 26,	July 6,	Dec. 21,	Dec. 21,	Feb. 26,
	2007	2006	2005	2004	2004	2004	2003	2003	2003
Loss on extinguishment of debt	$38,546	$581	$13,154	$—	$—	$—	$—	$—	$—
Transaction related expenses	—	2,032	2,200	2,934	692	2,242	250	4,287	—
Compensation charges(a)	—	—	18,953	—	—	—	—	—	—
Management fees(b)	—	—	9,698	2,204	1,573	246	250	250	—

(a)	The adjustment represents non-cash stock-based compensation charges which we incurred during the year ended December 25, 2005 related to the issuance and sale of common stock, including restricted common stock, to non-employee directors and to members of management. All of these shares vested in full upon the consummation of the initial public offering completed during 2005.

(b)	The adjustment represents management fees paid to Castle Harlan and to an entity that was associated with the party that was the primary stockholder of Horizon Lines Holding prior to the Acquisition-Related Transactions. Upon the completion of the Acquisition-Related Transactions, the Company, Horizon Lines and Horizon Lines Holding entered into a new management agreement with Castle Harlan. On September 7, 2005, as a result of an amendment of such agreement and a related payment to Castle Harlan of $7.5 million under such amended agreement, the provisions of such agreement were terminated, except as to expense reimbursement and indemnification and related obligations of the Company, Horizon Lines and Horizon Lines Holding.

(7)	Includes the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, for $25.2 million during the year ended December 25, 2005. Includes vessel purchases of $11.9 million, $7.7 million and $21.9 million for the period from December 22, 2003 through July 6, 2004, the period from July 7, 2004 through December 26, 2004 and the period from February 27, 2003 through December 21, 2003, respectively.

(8)	During 2003, the amounts in cash flows provided by (used in) investing and financing activities primarily represent the accounting for the February 27, 2003 purchase transaction. During 2004, the amounts in cash flows provided by (used in) investing primarily represent the accounting for the Acquisition-Related Transactions and financing activities primarily represent the accounting for the Acquisition-Related Transactions and subsequent financing transactions. Financing activities during 2005 included the proceeds from the initial public offering and the use of proceeds therefrom. The proceeds and cash generated from operations were used to redeem debt and preferred shares, and to pay associated redemption premiums and related transaction expenses. Investing activities during 2007 include the acquisition of HSI and Aero Logistics. Financing activities during 2007 include the Company’s private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. The Company utilized a portion of the proceeds from these transactions to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer and (iii) purchase 1,000,000 shares of the Company’s common stock. Also during 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company acquired 1,172,000 shares of its common stock at a total cost of $20.6 million.

(9)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of net discount or premium and financing costs, accretion of preferred stock, and the portion of operating rental expense (33%) which management believes is representative of the interest component of rent expense. For the year ended December 2005 and the period from December 23, 2002 through February 26, 2003, earnings were insufficient to cover fixed charges by $17.9 million and $3.0 million, respectively. The calculation of the ratio of earnings to fixed charges is noted below (in thousands):

	Horizon Lines, Inc.					Predecessor A			Predecessor B
					Period	Period		Period	Period
					from	from		from	from
					July 7,	Dec. 22,		Feb. 27,	Dec. 23,
	Year	Year	Year	Year	2004	2003	Year	2003	2002
	Ended	Ended	Ended	Ended	through	through	Ended	through	through
	Dec. 23,	Dec. 24,	Dec. 25,	Dec. 26,	Dec. 26,	July 6,	Dec. 21,	Dec. 21,	Feb. 26,
	2007	2006	2005	2004	2004	2004	2003	2003	2003
Pretax income (loss)	$14,876	$47,025	$(17,883)	$22,000	$9,143	$12,857	$24,728	$27,738	$(3,010)
Interest expense	43,064	51,328	53,057	29,829	21,954	7,875	13,593	13,126	467
Preferred stock accretion	—	—	5,073	6,756	6,756	—	—	—	—
Rentals	31,814	23,616	24,530	26,193	11,836	14,357	26,662	22,113	4,549

Total fixed charges	$74,878	$74,944	$82,660	$62,778	$40,546	$22,232	$40,255	$35,239	$5,016

Pretax earnings plus fixed charges	$89,754	$121,969	$64,777	$84,778	$49,689	$35,089	$64,983	$62,977	$2,006
Ratio of earnings to fixed charges	1.20 x	1.63 x	—	1.35 x	1.23 x	1.58 x	1.61 x	1.79 x	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Consolidated and Combined Financial Data and our annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward looking statements, see the Safe Harbor Statement on page (i) of this Form 10-K.

Executive Overview

	Year	Year	Year
	Ended	Ended	Ended
	December 23,	December 24,	December 25,
	2007	2006	2005
		(In thousands)

Operating revenue	$1,206,515	$1,156,892	$1,096,156
Operating expense	1,111,342	1,060,921	1,049,502

Operating income	$95,173	$95,971	$46,654

Operating ratio	92.1%	91.7%	95.7%
Revenue containers (units)	285,880	296,566	307,895

Operating revenue increased by $49.6 million or 4.3% for the year ended December 23, 2007 from the year ended December 24, 2006. This revenue growth is primarily attributable to unit revenue improvements resulting from favorable changes in cargo mix, general rate increases, revenue related to acquisitions, increased bunker fuel and intermodal fuel surcharges to help offset increases in fuel costs, as well as increased slot charter revenue. This revenue increase is offset partially by lower container volumes shipped.

Operating expenses increased by $50.4 million or 4.8% for the year ended December 23, 2007 from the year ended December 24, 2006. The increase in operating expenses is primarily due to higher vessel operating costs due to the deployment of the new vessels and an increase in the cost of fuel, partially offset by a decrease in variable operating costs due to lower volumes.

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

Operating expenses increased by $11.4 million or 1.1% for the year ended December 24, 2006 from the year ended December 25, 2005. The increase in operating expenses is primarily due to increases in vessel fuel expense and rail and truck transportation costs as a result of increases in fuel prices, offset by a decrease in selling, general, and administrative expenses and other variable operating expenses. The decline in selling, general, and administrative expenses is primarily due to lower stock-based compensation charges, the elimination of the Castle Harlan management fee, and a decrease in variable operating costs as a result of lower revenue container volumes shipped.

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between

U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 22,000 cargo containers. We also provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.

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

Horizon Lines, Inc. (the “Company”; and together with its subsidiaries, “We”) operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in Horizon Lines Holding Corp., a Delaware corporation (“HLHC” or “Horizon Lines Holding”). The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions” or “merger,” included a merger whereby Horizon Lines Holding became a direct wholly-owned subsidiary of the Company.

Basis of Presentation

The Company was formed in connection with the Acquisition-Related Transactions, and has no independent operations. Consequently, the accompanying consolidated financial statements include the consolidated accounts of the Company as of December 23, 2007, December 24, 2006 and December 25, 2005 and for the years ended December 23, 2007, December 24, 2006 and December 25, 2005.

Certain prior period balances have been reclassified to conform with the current period presentation.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 23, 2007, December 24, 2006 and December 25, 2005 each consisted of 52 weeks.

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

We recognize revenue and related costs of sales for our terminal, logistics and other services upon completion of services.

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

Casualty Claims

We purchase insurance coverage for a portion of our exposure related to certain employee injuries (workers’ compensation and compensation under the Longshore and Harbor Workers’ Compensation Act), vehicular and vessel collision, accidents and personal injury and cargo claims. Most insurance arrangements include a level of self-insurance (self-retention or deductible) applicable to each claim or vessel voyage, but provide an umbrella policy to limit our exposure to catastrophic claim costs. The amounts of self-insurance coverage change from time to time. Our current insurance coverage specifies that the self-insured limit on claims ranges from $0 to $1,000,000. Our safety and claims personnel work directly with representatives from our insurance companies to continually update the anticipated residual exposure for each claim. In establishing accruals and reserves for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill, Purchase Costs and Other Identifiable Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual undiscounted cash flow impairment tests. If there is an apparent impairment, a new fair value of the reporting unit would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.

The majority of the customer contracts and trademarks on the balance sheet as of December 23, 2007 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to fifteen years. We evaluate these assets annually for potential impairment in accordance with SFAS No. 142.

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

FIN 48

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Stock-Based Compensation

In conjunction with the initial public offering, we early adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective approach as of September 30, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. Due to the relatively short period of time since our stock became publicly traded, we base our estimates of stock price volatility on the average of (i) our historical stock price over the period in which it has been publicly traded and (ii) historical volatility of similar entities commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process pf determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

The FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, such as the convertible notes we issued in August 2007 (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. The proposed change in methodology will affect the calculations of net income and earnings per share. The proposed effective date of FSP APB 14-a was originally for fiscal years beginning after December 15, 2007 and did not permit early application. In November 2007, the FASB announced it expects to begin its redeliberations of the guidance in the proposed FSP beginning in January 2008. Therefore, it is expected that final guidance will not be issued until at least the first quarter of 2008 and it is unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is in the process of determining the impact of this proposed FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the financial impact the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008.

Current Developments

On February 1, 2008, the Company filed a shelf registration on Form S-3. The registration statement, which became effective upon filing with the U.S. Securities and Exchange Commission, registered for resale the $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and the shares issuable upon conversion of the notes that were part of a private placement completed on August 8, 2007. The notes pay interest semiannually at a rate of 4.25% per annum. The notes are convertible under certain circumstances into cash up to the principal amount of the notes, and shares of the Company’s common stock or cash (at the option of the Company) for any conversion value in excess of the principal amount at an initial conversion rate of 26.9339 shares of the Company’s common stock per $1,000 principal amount of notes. This represents an initial conversion price of approximately $37.13 per share. Concurrent with the issuance of the notes, the Company entered into separate note hedge and warrant transactions which were structured to reduce the potential future share dilution associated with the conversion of notes. The cost of the note hedge transactions was approximately $52.5 million, $33.4 million net of tax benefits, and the Company received proceeds of $11.9 million related to the sale of the warrants.

The issuance of the convertible senior notes was part of a series of transactions by which the Company refinanced its capital structure. On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The Senior Credit Facility obligations are secured by substantially all of the Company’s assets. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

On July 17, 2007, the Company launched a cash tender offer for any and all of its outstanding 9% senior notes and 11% senior discount notes. On August 13, 2007, the Company completed the cash tender offer with 100% of the outstanding principal amount of the notes validly tendered. The Company used proceeds from the sale of the convertible notes and borrowings under the Senior Credit Facility to fund the cash tender offer for the 9% senior notes and the 11% senior discount notes.

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007. The Company completed its share repurchase program in the first quarter of 2008, acquiring an additional 1,627,500 shares at a total cost of $29.4 million. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future.

On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider, for approximately $27.3 million in cash. As of December 23, 2007, $0.5 million is held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. In addition, subsequent to December 23, 2007, the Company completed its assessment of the working capital received and released $0.4 million originally placed into escrow and paid an additional $0.2 million. The additional $0.2 million increased the total purchase to $27.5 million. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including high-tech, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its customers. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (LTL) and full truckload (FTL) service throughout North America.

On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million in cash, net of cash acquired. HSI, which operates as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii.

In 2007, a draft of a Technical Corrections Act proposed redefining the Puerto Rico trade such that it would not qualify for application of the tonnage tax. However, the Technical Corrections Act, as passed, did not include any language that will adversely affect our utilization of the tonnage tax regime.

During the first half of 2007, the Company modified its trade route between the U.S. west coast and Asia and Guam commencing with the deployment of newly acquired vessels. This deployment enabled the Company to redeploy Jones Act qualified active vessels to other Jones Act routes and to commence a new U.S. west coast to Hawaii trade route with two of the vessels previously deployed in the Guam trade route.

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

During 2007, over 85% of our revenues were generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, and (vi) other non-transportation services.

As used in this Form 10-K, the term “revenue containers” refers to containers that are transported for a charge, as opposed to empty containers.

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

Year Ended December 23, 2007 Compared to Year Ended December 24, 2006

	Year Ended	Year Ended
	December 23,	December 24,	%
	2007	2006	Change
		(In thousands)

Operating revenue	$1,206,515	$1,156,892	4.3%
Operating expense:
Vessel	368,727	319,581	15.4%
Marine	198,936	192,242	3.5%
Inland	206,008	201,963	2.0%
Land	134,954	138,193	(2.3)%
Rolling stock rent	45,381	44,332	2.4%

Operating expense	954,006	896,311	6.4%

Depreciation and amortization	47,870	50,223	(4.7)%
Amortization of vessel drydocking	17,491	14,652	19.4%
Selling, general and administrative	90,978	98,286	(7.4)%
Miscellaneous expense, net	997	1,449	(31.2)%

Total operating expense	1,111,342	1,060,921	4.8%

Operating income	$95,173	$95,971	(0.8)%

Operating ratio	92.1%	91.7%	(0.4)%
Revenue containers (units)	285,880	296,566	(3.6)%

Operating Revenue.  Operating revenue increased to $1,206.5 million for the year ended December 23, 2007 from $1,156.9 million for the year ended December 24, 2006, an increase of $49.6 million, or 4.3%. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(36,980)
More favorable cargo mix and general rate increases	51,578
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	6,216
Revenue related to acquisitions	19,908
Growth in other non-transportation services	8,901

Total operating revenue increase	$49,623

The decreased revenue due to revenue container volume declines is primarily due to overall soft market conditions in Puerto Rico and decelerating growth in Hawaii. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in both of the years ended December 23, 2007 and December 24, 2006. We increased our bunker and intermodal fuel surcharges several times throughout 2006 and 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into the base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue.

Operating Expense.  Operating expense increased to $954.0 million for the year ended December 23, 2007 from $896.3 million for the year ended December 24, 2006, an increase of $57.7 million or 6.4%. The increase in operating expense is primarily due to higher vessel operating costs related to the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, increased to $368.7 million for the year ended December 23, 2007 from $319.6 million for the year ended December 24, 2006, an increase of $49.1 million or 15.4%. This increase can be attributed to the following factors (in thousands):

Increased vessel fuel costs	$7,877
Vessel lease expense increase	24,166
Labor and other vessel operating increases	17,103

Total vessel expense increase	$49,146

The $7.9 million increase in fuel expense is comprised of an increase of $13.7 million due to a 9.8% increase in fuel prices, offset by a decrease of $5.3 million due to lower fuel consumption and a decrease of $0.5 million due to a loss on fuel hedge in 2006. The increase in vessel operating expenses is primarily due to additional active vessels during 2007 as a result of the expansion of services between the U.S. west coast and Guam and Asia and the U.S. west coast and Hawaii as well as more dry-dockings during 2007 versus 2006. In addition, the Company incurred certain one time, non-recurring expenses associated with the activation of the new vessels of approximately $3.5 million during the year ended December 23, 2007.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $198.9 million for the year ended December 23, 2007 from $192.2 million for the year ended December 24, 2006, an increase of $6.7 million or 3.5%. This increase in marine expenses can be attributed to additional stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, which is offset by decreased expenses due to lower revenue container volumes.

Inland expense increased to $206.0 million for the year ended December 23, 2007 from $202.0 million for the year ended December 24, 2006, an increase of $4.0 million or 2.0%. The increase in inland expense is due to higher inland expenses as a result of the acquisition of Aero Logistics, offset by lower container volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 23,	December 24,
	2007	2006	% Change
	(In thousands)

Land expense:
Maintenance	$51,341	$54,107	(5.1)%
Terminal overhead	51,848	49,316	5.1%
Yard and gate	23,728	26,649	(11.0)%
Warehouse	8,037	8,121	(1.0)%

Total land expense	$134,954	$138,193	(2.3)%

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

Depreciation and Amortization.  Depreciation and amortization costs decreased to $47.9 million for the year ended December 23, 2007 from $50.2 million for the year ended December 24, 2006, a decrease of $2.4 million or 4.7%.

	Year Ended	Year Ended
	December 23,	December 24,
	2007	2006	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,996	$10,893	(8.2)%
Depreciation and amortization — other	17,636	19,783	(10.9)%
Amortization of intangible assets	20,238	19,547	3.5%

Total depreciation and amortization	$47,870	$50,223	(4.7)%

Amortization of vessel drydocking	$17,491	$14,652	19.4%

The decrease in depreciation — owned vessels is due to certain vessels becoming fully depreciated and no longer subject to depreciation expense. The decrease in depreciation and amortization — other is primarily due to the timing of the purchase and sale of our containers and certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisitions of H.S.I and Aero Logistics.

Amortization of Vessel Drydocking.  Amortization of vessel drydocking increased to $17.5 million for the year ended December 23, 2007 compared to $14.7 million for the year ended December 24, 2006, an increase of $2.8 million or 19.4%. The increase is primarily due to the timing of drydockings and drydocking costs.

Selling, General and Administrative.  Selling, general and administrative costs decreased to $91.0 million for the year ended December 23, 2007 from $98.3 million for the year ended December 24, 2006, a decrease of $7.3 million or 7.4%. This decrease is comprised of a $10.9 million decrease in the management bonus accrual and $2.0 million decrease of fees incurred in connection with the Company’s 2006 secondary offerings, offset by an increase of approximately $0.7 million of professional fees related to our process re-engineering initiative, $2.0 million increase in salaries and related expenses and $2.8 million of compensation expense related to stock option and restricted stock grants.

Miscellaneous Expense, Net.  Miscellaneous expense decreased to $1.0 million for the year ended December 23, 2007 from $1.4 million for the year ended December 24, 2006, a decrease of $0.4 million or 31.2%. This decrease is primarily a result of lower bad debt expense during 2007.

Interest Expense, Net.  Interest expense, net decreased to $41.7 million for the year ended December 23, 2007 from $48.6 million for the year ended December 24, 2006, a decrease of $6.9 million or 14.1%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $38.5 million for the year ended December 23, 2007 compared to $0.6 million during the year ended December 24, 2006. The 2007 loss on extinguishment is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and the 11% senior discount notes. The 2006 loss on extinguishment is due to the write off of deferred finance fees associated with the $25.0 million voluntary prepayment of our term loan.

Income Tax Benefit.  Income tax benefit was $14.0 million in 2007 and $25.3 million in 2006, which represent effective tax rates of (94.0%) and (53.9%), respectively. During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, the Company recorded a $7.7 million tax benefit related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. This benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 14.1% for the year ended December 23, 2007. The Company’s 2006 election was made in connection with the filing of the Company’s 2005 federal corporate income tax return and the Company accounted for this election as a change in the tax status of its qualifying shipping activities. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 was 9.5%. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.

Year Ended December 24, 2006 Compared to Year Ended December 25, 2005

	Year Ended	Year Ended
	December 24,	December 25,	%
	2006	2005	Change
	(In thousands)

Operating revenue	$1,156,892	$1,096,156	5.5%
Operating expense:
Vessel	319,581	300,324	6.4%
Marine	192,242	195,279	(1.6)%
Inland	201,963	190,205	6.2%
Land	138,193	138,320	(0.1)%
Rolling stock rent	44,332	43,179	2.7%

Operating expense	896,311	867,307	3.3%

Depreciation and amortization	50,223	51,141	(1.8)%
Amortization of vessel drydocking	14,652	15,766	(7.1)%
Selling, general and administrative	98,286	114,639	(14.3)%
Miscellaneous expense, net	1,449	649	123.3%

Total operating expenses	1,060,921	1,049,502	1.1%

Operating income	$95,971	$46,654	105.7%

Operating ratio	91.7%	95.7%	(4.0)%
Revenue containers (units)	296,566	307,895	(3.7)%

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

	Year Ended	Year Ended
	December 24,	December 25,
	2006	2005	% Change
	(In thousands)

Land expense:
Maintenance	$54,107	$54,343	(0.4)%
Terminal overhead	49,316	48,027	2.7%
Yard and gate	26,649	27,397	(2.7)%
Warehouse	8,121	8,553	(5.1)%

Total land expense	$138,193	$138,320	(0.1)%

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

	Year Ended	Year Ended
	December 24,	December 25,
	2006	2005	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$10,893	$9,303	17.1%
Depreciation and amortization — other	19,783	22,277	(11.2)%
Amortization of intangible assets	19,547	19,561	(0.1)%

Total depreciation and amortization	$50,223	$51,141	(1.8)%

Amortization of vessel drydocking	$14,652	$15,766	(7.1)%

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

Income Tax (Benefit) Expense.  Income tax (benefit) expense was ($25.3) million in 2006 and $0.4 million in 2005, which represent effective tax rates of (53.9%) and (2.4%), respectively. During 2006, after evaluating the merits and requirements of the tonnage tax, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company is accounting for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million and $18.8 million relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 would be 9.5%. Retroactively applying the tonnage tax to the year ended December 25, 2005 would result in a 2005 effective tax rate of (59.1%). The differences between the federal and state statutory tax rates and the overall effective tax rate for the year ended December 25, 2005 is related primarily to permanent differences resulting from stock-based compensation.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, (vi) dividend payments to our common stockholders, (vii) acquisitions, (viii) share repurchases, (ix) premiums associated with the tender offer, and (x) purchases of equity instruments in conjunction with the Notes. Cash totaled $6.3 million at December 23, 2007. As of December 23, 2007, $121.7 million was available for borrowing under the $250.0 million revolving credit facility, after taking into account $6.3 million utilized for outstanding letters of credit.

Operating Activities

Net cash provided by operating activities decreased by $60.7 million to $54.8 million for the year ended December 23, 2007 from $115.5 million for the year ended December 24, 2006. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $131.6 million for the year ended December 23, 2007 compared to $125.5 million for the year ended December 24, 2006, an increase of $6.1 million. The reduction in cash provided by operating activities is primarily related to a $24.0 million increase in vessel rent payments in excess of accruals, $10.5 million of bonus payments in excess of accruals, a $12.7 million increase in accounts receivable as a result of a slight increase in the number of days sales outstanding, a $7.4 million increase in materials and supplies as a result of increased fuel prices and two additional active vessels during 2007 and a $4.6 million increase in vessel drydocking payments as a result of nine drydockings during 2007 versus five during 2006.

Net cash provided by operating activities increased by $39.1 million to $115.5 million for the year ended December 24, 2006 from $76.4 million for the year ended December 25, 2005. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $125.5 million for the year ended December 24, 2006 compared to $94.3 million for the year ended December 25, 2005, an increase of $31.2 million. The 2006 other assets/liabilities working capital use includes $4.2 million of various costs associated with our contractual obligations with Ship Finance Limited. Accounts payable and accrued liabilities working capital changes are primarily due to timing of interest payments and various other operating expenses.

Investing Activities

Net cash used in investing activities was $59.4 million for the year ended December 23, 2007 compared to $19.3 million for the year ended December 24, 2006. The $40.1 million increase is due to the acquisition of HSI and Aero Logistics and a $10.1 million increase in capital expenditures, primarily related to the raising of our Honolulu, Hawaii cranes and other capital expenditures in connection with our fleet enhancement initiative and our San Juan, Puerto Rico terminal redevelopment project, offset by a $1.2 million increase in proceeds from the sale of equipment.

Net cash used in investing activities was $19.3 million for the year ended December 24, 2006 compared to $38.8 million for the year ended December 25, 2005. Approximately $25.2 million of the capital expenditures in the year ended December 25, 2005 is comprised of the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific and the charters related thereto under which HL operates such vessels. Excluding this expenditure, capital expenditures increased approximately $5.3 million in 2006 as compared to 2005. Capital expenditures in 2006 primarily relate to the acquisition of containers, expenditures related to the new fleet enhancement initiative, and capital expenditures relating to the redevelopment of the San Juan, Puerto Rico terminal.

Financing Activities

Net cash used in financing activities during the year ended December 23, 2007 was $83.1 million compared to $43.7 million for the year ended December 24, 2006. The Company used the proceeds provided by the New Credit Facility (as defined below) and the Notes (as defined below) to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer, and (iii) purchase 1,000,000 shares of the Company’s common stock. Concurrent with the issuance of the Notes, the Company entered into note hedge transactions whereby the Company has the option to purchase shares of the Company’s common stock and the Company sold warrants to purchase the Company’s common stock. The cost of the note hedge transactions to the Company was approximately $52.5 million and the Company received proceeds of $11.9 million related to the sale of the warrants. The net cash used in financing activities during the year ended December 23, 2007 also includes a $25.0 million prepayment under the senior credit facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific. The net cash used for financing activities during 2006 includes a $25.0 million prepayment under the senior credit facility, the payment of $1.2 million in financing costs related to fees associated with amendments to HL and HLHC’s senior credit facility, and a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.

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

Stock Repurchase Program

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007. The Company completed its share repurchase program in the first quarter of 2008, acquiring an additional 1,627,500 shares at a total cost of $29.4 million. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future. The Company expects to fund future share repurchases with either, or a combination of, existing cash on hand or borrowings under its revolving credit facility.

Outlook

Our outlook for 2008 reflects stable market conditions in Hawaii, flat economic conditions in Puerto Rico, and continued economic growth in Alaska. We expect approximately 1.5% in revenue container volume growth in 2008 and approximately 2.5% revenue growth due to more favorable cargo mix and general rate increases. Our Horizon Logistics division will continue to provide integrated logistics services, including rail, trucking, and distribution services to Horizon Lines and will pursue additional third party logistics business. Since Horizon Logistics is in the infancy stages of its existence, we do not expect the third party business to be significant in 2008. We will continue our process initiatives improvements and cost constraint efforts in both our liner and logistics divisions. Fuel is a significant expense for our operations. The price of fuel is unpredictable and fluctuates based on events outside our control. Continued volatility in fuel prices could impact our profitability because adjustments in our fuel surcharges lag changes in actual fuel cost. As a result of the expected organic growth, continued growth from our 2007 acquisitions, and decreases in interest expense due to our 2007 refinancing, we expect our earnings to increase to $2.01-$2.26 per diluted share in 2008, based upon current economic conditions.

Capital Requirements and Liquidity

Based upon our current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs throughout 2008. During 2008, we expect to spend approximately $20.6 million and $15.8 million on capital expenditures and drydocking expenditures, respectively. Such capital expenditures include continued redevelopment of our San Juan Puerto Rico terminal, vessel regulatory and life extension initiatives, and other terminal infrastructure and equipment. We expect to generate cash flows after capital expenditures and drydocking expenses but before debt repayments, share repurchases, and dividends of between $115.0 million and $125.0 million in 2008. We intend to utilize these cash flows to complete our share repurchase program, to pay dividends, and to make debt repayments. However, if attractive acquisition opportunities arise that we believe are consistent with our strategic plans, certain of our cash flows could be utilized to fund acquisitions. Due to the seasonality within our business, we will utilize borrowings under the senior credit facility in the first half of 2008 but plan to repay such borrowings in the second half of the year.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 23, 2007 are as follows (in thousands):

	Total				After
	Obligations	2008	2009-2010	2011-2012	2012

Principal obligations:
Senior credit facility	$247,000	$6,250	$25,000	$215,750	$—
4.25% convertible senior notes	330,000	—	—	330,000	—
5.26% note payable	2,006	287	620	688	411
Operating leases(1)	741,179	106,123	199,515	121,076	314,465
Capital lease obligations	92	92	—	—	—

Subtotal	1,320,277	112,752	225,135	667,514	314,876

Interest obligations:(2)
Senior credit facility	75,736	16,133	33,298	26,305	—
4.25% convertible senior notes	70,125	14,025	28,050	28,050	—

Subtotal	145,861	30,158	61,348	54,355	—

Total principal and interest	$1,466,138	$142,910	$286,483	$721,869	$314,876

Other commitments(3)	$20,503	$12,020	$1	$—	$8,482

(1)	The above contractual obligations table does not include the residual guarantee related to our transaction with Ship Finance Limited. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.2 million as a liability.

(2)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of December 23, 2007 upon the London Inter-Bank Offered Rate (LIBOR) plus 1.50%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 4.25% convertible senior notes is fixed and is paid semi-annually on February 15 and August 15 of each year, beginning on February 15, 2008, until maturity on August 15, 2012.

(3)	Other commitments include standby letters of credit and other long term liabilities recorded by the Company

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-Term Debt

Senior Credit Facility

On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The obligations of the Company are secured by substantially all of the assets of the Company. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility. In addition to proceeds from the term loan, the Company borrowed and used $133.5 million under the revolving credit facility to repay borrowings outstanding under the Prior Senior Credit Facility (as defined below) and to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer. Future borrowings under the Senior Credit Facility are expected to be used for permitted acquisitions, share repurchases and general corporate purposes, including working capital.

Beginning on December 31, 2007, principal payments of approximately $1.6 million are due quarterly on the term loan through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of December 23, 2007, $247.0 million was outstanding under the Senior Credit Facility, which included a $125.0 million term loan and borrowings of $122.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of the date hereof) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at December 23, 2007 was approximately 6.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of December 23, 2007).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all such covenants as of December 23, 2007.

4.25% Convertible Senior Notes

On August 1, 2007, the Company entered into a purchase agreement relating to the sale by the Company of $300.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) for resale to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. Under the terms of the purchase agreement, the Company also granted the initial purchasers an option to purchase up to $30.0 million aggregate principal amount of the Notes to cover over-allotments. The initial purchasers subsequently exercised the over-allotment option in full, and, at closing on August 8, 2007, the initial purchasers acquired $330.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $320.5 million. The Company used (i) $28.6 million of the net proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the net proceeds to acquire an option to receive the Company’s common stock from the initial purchasers, and (iii) the balance of the net proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.

The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25%, and the Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. The Notes will mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.

Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:

•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	Prior to May 15, 2012, if during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 23, 2007, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

As required by the terms of a registration rights agreement relating to the Notes, the Company filed a shelf registration statement with the SEC with respect to the Notes and the shares issuable upon conversion of the Notes on February 1, 2008.

As discussed in Note 2 to the Notes to the Consolidated Financial Statements, the FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, such as the convertible notes we issued in August 2007 (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. The proposed change in methodology will affect the calculations of net income and earnings per share. The proposed effective date of FSP APB 14-a is for fiscal years beginning after December 15, 2007 and does not permit early application. In November 2007, the FASB announced it is expected to begin its redeliberations of the guidance in the proposed FSP beginning in January 2008. Therefore, it is expected that final guidance will not be issued until at least the first quarter of 2008 and it is unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is in the process of determining the impact of this proposed FSP.

Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of the Company’s common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 4.6 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company will seek approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increases from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.

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

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of December 23, 2007, the Company had outstanding a $125.0 million term loan and $122.0 million under the revolving credit facility, which bear interest at variable rates. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on each of the term loan and the revolving credit facility.

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

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. As of December 23, 2007, we do not have any hedges in place.

The table below provides information about our debt obligations indexed to LIBOR. The principal cash flows are in thousands.

								Fair Value
								December 23,
	2008	2009	2010	2011	2012	Thereafter	Total	2007(1)

Debt:
Fixed rate	$287	$302	$318	$335	$330,353	$411	$332,006	$298,775
Average interest rate	4.3%					5.3%
Variable rate	$6,250	$6,250	$18,750	$18,750	$197,000	$—	$247,000	$247,000
Average interest rate	6.5%

(1)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging

Item 8.	Financial Statements and Supplementary Data

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 23, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 23, 2007.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 23, 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 23, 2007.

Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting, which is on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 23, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

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

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 3, 2008, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.
Index to Consolidated Financial Statements

(a)(2) Exhibits:

		Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

2	Amended and Restated Merger Agreement, dated as of July 7, 2004, by and among Horizon Lines, Inc., Horizon Lines Holding Corp., H-Lines Subcorp. and TC Group, L.L.C.	S-1	333-123073	3/2/05	2
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-32627	3/6/06	3.1
3.2	Form of Amended and Restated Bylaws of the Registrant.	S-1	333-123073	9/19/05	3.2
3.3	Certificate of Amendment of Amended and Restated Certificates of Incorporation of the Registrant.	8-K	001-32627	6/5/07	3.1
4.1	Indenture, dated as of July 7, 2004, by and among Horizon Lines Holding Corp., Horizon Lines, LLC, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.	S-1	333-123073	3/2/05	4.1
4.2	Indenture, dated as of December 10, 2004 between H-Lines Finance Holding Corp. and The Bank of New York Trust Company, N.A., as Trustee.	S-1	333-123073	3/2/05	4.2
4.3	Form of Guarantee (included in Exhibit 4.1).	S-1	333-123073	3/2/05	4.7
4.4	Specimen of Common Stock Certificate.	S-1	333-123073	9/19/05	4.8
4.5	First Supplemental Indenture, dated as of July 31, 2007, to the Indenture dated as of July 7, 2004, by and among Horizon Lines Holding Corp., Horizon Lines, LLC, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/2/07	4.1

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

4.6		First Supplemental Indenture, dated as of July 31, 2007, to the Indenture dated as of December 10, 2004 by H-Lines Finance Holding Corp. and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/2/07	4.2
4.7		Indenture, dated August 8, 2007, by and among Horizon Lines, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/13/07	4.3
4.8		Form of Note (included in Exhibit 4.7).	8-K	001-32627	8/13/07	4.4
10.1		Stockholders Agreement, dated as of July 7, 2004, by and among Horizon Lines, Inc. and the other parties thereto.	S-1	333-123073	3/2/05	10.7
10.2		First Amendment to Stockholders Agreement, dated as of October 15, 2004, by and among Horizon Lines, Inc. and the other parties thereto.	S-1	333-123073	3/2/05	10.8
10	.2.1	Form of Amended and Restated Stockholders Agreement.	S-1	333-123073	9/19/05	10.8.1
10.3		Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003.	S-1	333-123073	3/2/05	10.10
10.4		Crane Relocation Agreement dated August 20, 1992, between Matson Navigation Company, Inc. (as successor in interest to American President Lines, Ltd., pursuant to an amendment to the Crane Relocation Agreement, dated 1996), Sea-Land Service, Inc. and Port Authority of Guam, as amended by Amendment No. 1 to Crane Relocation Agreement dated March 22, 1995, and by Assignment of and Second Amendment to Crane Relocation Agreement dated January 24, 1996.	S-1	333-123073	3/2/05	10.11

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.4.1	Second Assignment of and Third Amendment to Crane Relocation Agreement dated July 5, 2005 among SL Service, Inc. (formerly known as Sea-Land Service, Inc.), Horizon Lines, LLC, Matson Navigation Company, Inc. and Port Authority of Guam.	S-1	333-123073	7/29/05	10.11.1
10.5		Employment Agreement dated as of July 7, 2004, between Horizon Lines, LLC and Charles G. Raymond.	S-1	333-123073	3/2/05	10.12
10.6		First Amended and Restated Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and M. Mark Urbania.	S-1	333-123073	9/19/05	10.13.1
10.7		Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.	S-1	333-123073	3/2/05	10.26
10.8		Amended and Restated Put/Call Agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto.	8-K	001-32627	10/24/05	99.4
10.9		Horizon Lines Holding Corp. Stock Option Plan.	S-1	333-123073	3/2/05	10.28
10	.10†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.	S-4	333-123681	6/23/05	10.14
10	.11†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.	S-4	333-123681	3/30/05	10.15
10	.12†	TP1 Space Charter and Transportation Service Contract, dated May 9, 2004, between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	S-4	333-123681	6/23/05	10.16

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.12.1††	Amendment No. 1 to TP1 Space Charter and Transportation Service Contract, dated November 30, 2006 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-K	001-32627	3/2/07	10.12.1
10	.12.2††	Amendment No. 2 to TP1 Space Charter and Transportation Service Contract, dated July 2, 2007 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-Q	001-32627	7/27/07	10.12.2
10	.13†	Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc., CSX Lines of Alaska, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/20/05	10.17
10	.13.1††	Agreement Regarding the Container Interchange Agreement, dated November 30, 2006, among A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.13.1
10	.14†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/30/05	10.18
10	.14.1††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.14.1
10	.15†	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Pacific, dated as of December 1, 1998, by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer.	S-4	333-123681	3/30/05	10.19

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.16†	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Enterprise, dated as of December 1, 1998, by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer.	S-4	333-123681	3/30/05	10.20
10	.17.1	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.	S-4	333-123681	3/30/05	10.21
10	.17.2	Asset Purchase Agreement, dated September 2, 2005, by and among DaimlerChrysler Services North America LLC, Elspeth Pacific, Inc. and Horizon Lines, LLC.	S-1	333-123073	9/7/05	10.35.1
10.18		Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.	S-1	333-123073	3/2/05	10.36
10.19		Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.	S-1	333-123073	3/2/05	10.37
10.20		Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.38
10.21		Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.39

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.22		Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).	S-1	333-123073	3/2/05	10.40
10	.22.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.40.1
10.23		Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	3/2/05	10.41
10	.23.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.41.1
10.24		Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon	S-1	333-123073	3/2/05	10.42
		Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002..
10	.24.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	7/29/05	10.42.1
10.25		Form of Directors’ and Officers’ Indemnification Agreement.	S-1	333-123073	9/19/05	10.43
10.26		Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan.	S-1	333-123073	9/19/05	10.44
10	.26.1	First Amendment to Employment Agreement dated as of December 20, 2003, between Horizon Lines and John V. Keenan.	8-K	001-32627	12/21/05	10.44.1
10.27		Horizon Lines, Inc., Equity Incentive Plan.	S-1	333-123073	9/19/05	10.45
10	.27.1	Amended and Restated Equity Incentive Plan.	8-K	001-32627	10/24/05	99.5
10.28		Horizon Lines, Inc., Employee Stock Purchase Plan.	S-1	333-123073	9/19/05	10.46
10.29		Form of Registration Rights Agreement.	S-1	333-123073	9/19/05	10.47

		Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

10.30	Amendment to Horizon Lines Holding Corp. Stock Option Plan.	8-K	001-32627	10/24/05	99.6
10.31	Stock Option Award Agreement.	8-K	001-32627	4/11/06	10.1
10.32	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Eagle and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.52
10.33	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Falcon and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.53
10.34	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Hunter and Horizon Lines, LLC.	S-1	333-134270	5/16/06	10.54
10.35	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Tiger and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.55
10.36	Bareboat Charter Agreement dated as of April 7, 2006, by and among HL Hawk and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.56
10.37	Restricted Stock Agreement dated as of February 1, 2006, among Horizon Lines, Inc. and John Handy.	S-1	333-134270	5/19/06	10.59
10.38	Purchase Agreement, dated August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.1
10.39	Registration Rights Agreement, dated August 8, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.2
10.40	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.3
10.41	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.4
10.42	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.5
10.43	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.6
10.44	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.7

		Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

10.45	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.8
10.46	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.9
10.47	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.10
10.48	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.11
10.49	Credit Agreement, dated August 8, 2007, by and among Horizon Lines, Inc., as Borrower; certain subsidiaries of the Borrower for time to time parties thereto, as Guarantors; the Lenders parties thereto; Wachovia Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and Goldman Sachs Credit Partners, L.P., LaSalle Bank, National Association and JP Morgan Chase Bank, N.A., as Joint Documentation Agents.	8-K	001-32627	8/13/07	10.12
10.50	Restricted Stock Agreement between the Registrant and Charles G. Raymond dated June 28, 2007.	8-K	001-32627	7/3/07	10.1
14	Code of Ethics.					X
21	List of Subsidiaries of Horizon Lines, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of February 2008.

HORIZON LINES, INC.

By:	/s/ Charles G. Raymond
Charles G. Raymond
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 6th day of February 2008.

Signature	Title

/s/ Charles G. Raymond Charles G. Raymond	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. Mark Urbania M. Mark Urbania	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cameron James G. Cameron	Director

/s/ Vernon E. Clark Vernon E. Clark	Director

/s/ Dan A. Colussy Dan A. Colussy	Director

/s/ Ernie L. Danner Ernie L. Danner	Director

/s/ James W. Down James W. Down	Director

/s/ William J. Flynn William J. Flynn	Director

/s/ Alex J. Mandl Alex J. Mandl	Director

/s/ Norman Y. Mineta Norman Y. Mineta	Director

/s/ Thomas P. Storrs Thomas P. Storrs	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 23, 2007 and December 24, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 23, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 23, 2007 and December 24, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 23, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Lines, Inc’s internal control over financial reporting as of December 23, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 4, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Horizon Lines, Inc.

We have audited Horizon Lines, Inc.’s internal control over financial reporting as of December 23, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horizon Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Horizon Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 23, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Lines, Inc. as of December 23, 2007 and December 24, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 23, 2007 and our report dated February 4, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 4, 2008

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 23,	December 24,
	2007	2006
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash	$6,276	$93,949
Accounts receivable, net of allowance	140,820	120,732
Deferred tax asset	13,792	11,586
Prepaid vessel rent	4,361	1,163
Materials and supplies	31,576	24,658
Other current assets	10,446	7,103

Total current assets	207,271	259,191
Property and equipment, net	194,679	188,652
Goodwill	334,671	306,724
Intangible assets, net	152,031	167,882
Deferred tax asset	4,060	—
Other long-term assets	33,729	22,580

Total assets	$926,441	$945,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,225	$28,322
Current portion of long-term debt	6,537	6,758
Accrued vessel rent	6,503	25,426
Other accrued liabilities	95,027	101,122

Total current liabilities	148,292	161,628
Long-term debt, net of current	572,469	503,708
Deferred tax liability	—	31,339
Deferred rent	31,531	36,003
Other long-term liabilities	19,571	4,074

Total liabilities	771,863	736,752

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized, 33,674 shares issued and 31,502 shares outstanding at December 23, 2007 and 33,591 shares issued and outstanding at December 24, 2006	337	336
Treasury stock, 2,172 shares at cost	(49,208)	—
Additional paid in capital	163,760	179,599
Retained earnings	39,994	29,353
Accumulated other comprehensive loss	(305)	(1,011)

Total stockholders’ equity	154,578	208,277

Total liabilities and stockholders’ equity	$926,441	$945,029

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
	December 23,	December 24,	December 25,
	2007	2006	2005
	(In thousands, except per share amounts)

Operating revenue	$1,206,515	$1,156,892	$1,096,156
Operating expense:
Operating expense (excluding depreciation expense)	954,006	896,311	867,307
Depreciation and amortization	47,870	50,223	51,141
Amortization of vessel dry-docking	17,491	14,652	15,766
Selling, general and administrative	90,978	98,286	114,639
Miscellaneous expense	997	1,449	649

Total operating expense	1,111,342	1,060,921	1,049,502

Operating income	95,173	95,971	46,654
Other expense (income):
Interest expense, net	41,672	48,552	51,357
Loss on early extinguishment of debt	38,546	581	13,154
Other expense (income), net	79	(187)	26

Income (loss) before income taxes	14,876	47,025	(17,883)
Income tax (benefit) expense	(13,983)	(25,332)	438

Net income (loss)	28,859	72,357	(18,321)
Less: accretion of preferred stock	—	—	5,073

Net income (loss) available to common stockholders	$28,859	$72,357	$(23,394)

Net income (loss) per share available to common stockholders:
Basic	$0.87	$2.16	$(1.05)
Diluted	$0.85	$2.14	$(1.05)
Number of shares used in calculations:
Basic	33,221	33,551	22,377
Diluted	33,859	33,772	22,382
Cash dividends per share	$0.44	$0.44	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 23,	December 24,	December 25,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$28,859	$72,357	$(18,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,631	30,676	31,580
Amortization of intangibles	20,239	19,547	19,561
Amortization of vessel dry-docking	17,491	14,652	15,766
Amortization of deferred financing costs	2,973	3,990	3,363
Deferred income taxes	(13,983)	(25,088)	(7,438)
(Gain) loss on equipment disposals	(171)	242	(993)
Loss on early extinguishment of debt	38,546	581	13,154
Accretion on 11% senior discount notes	6,062	9,174	12,057
Stock-based compensation	3,769	949	19,052
Tax (deficiency) benefit from exercise of stock options	101	(1,289)	5,495
Changes in operating assets and liabilities:
Accounts receivable, net	(12,653)	(894)	(9,037)
Materials and supplies	(7,368)	1,819	(5,309)
Other current assets	(3,340)	(664)	9,846
Accounts payable	11,106	5,954	(2,907)
Accrued liabilities	(15,305)	1,395	5,371
Vessel rent	(26,013)	(1,973)	(834)
Vessel dry-docking payments	(21,414)	(16,815)	(16,038)
Other assets/liabilities	(1,694)	911	2,008

Net cash provided by operating activities	54,837	115,524	76,376

Cash flows from investing activities:
Purchases of equipment	(31,426)	(21,288)	(41,234)
Purchases of businesses, net of cash acquired	(31,323)	—	—
Proceeds from sale of equipment	3,362	2,192	2,417
Other investing activities	—	(244)	—

Net cash used in investing activities	(59,387)	(19,340)	(38,817)

Cash flows from financing activities:
Payments of long-term debt	(517,167)	(28,776)	(98,696)
Proceeds from issuance of convertible notes	330,000	—	—
Borrowing of term loan	125,000	—	—
Borrowing under revolving credit facility	163,500	—	—
Payments on revolving credit facility	(41,500)	—	—
Payment of financing costs	(12,912)	(1,182)	(1,754)
Purchase of call options	(52,541)	—	—
Sale of common stock warrants	11,958	—	—
Purchase of treasury stock	(49,208)	—	—
Redemption premiums	(25,592)	—	(9,522)
Dividend to stockholders	(14,653)	(14,764)	(3,690)
Proceeds from exercise of stock options	216	101	—
Tax (deficiency) benefit from exercise of stock options	(101)	1,289	(5,495)
Payments on capital lease obligation	(152)	(195)	(170)
Proceeds from issuance of common stock	29	—	1,108
Initial public offering proceeds	—	—	143,750
Costs associated with initial public offering	—	(158)	(15,717)
Redemption of preferred stock	—	—	(62,689)

Net cash used in financing activities	(83,123)	(43,685)	(52,875)

Net (decrease) increase in cash	(87,673)	52,499	(15,316)
Cash at beginning of year	93,949	41,450	56,766

Cash at end of year	$6,276	$93,949	$41,450

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
				Additional	Retained	Other
	Common	Common	Treasury	Paid in	Earnings	Comprehensive	Stockholders’
	Shares	Stock	Stock	Capital	(Loss)	Income (Loss)	Equity
	(In thousands)

Stockholders’ equity at December 26, 2004	16,345	$163	$—	$26,530	$(1,156)	$71	$25,608
Issuance of restricted stock	1,855	20	—	634	—	—	654
Restricted stock compensation	—	—	—	18,952	—	—	18,952
Exercise of stock options	969	9	—	(9)	—	—	—
Initial public offering	14,375	144	—	143,606	—	—	143,750
Costs associated with initial public offering	—	—	—	(15,717)	—	—	(15,717)
Tax benefit from exercise of stock options	—	—	—	5,495	—	—	5,495
Dividend to shareholders	—	—	—	—	(3,690)	—	(3,690)
Stock-based compensation	—	—	—	99	—	—	99
Accretion of discount on preferred stock	—	—	—	—	(5,073)	—	(5,073)
Net loss	—	—	—	—	(18,321)	—	(18,321)
Unrealized gain on pension	—	—	—	—	—	58	58
Change in fair value of fuel contract	—	—	—	—	—	(55)	(55)

Comprehensive income (loss)							(18,318)

Stockholders’ equity at December 25, 2005	33,544	336	—	179,590	(28,240)	74	151,760

Exercise of stock options	24	—	—	101	—	—	101
Costs associated with initial public offering	—	—	—	(221)	—	—	(221)
Tax deficiency from exercise of stock options	—	—	—	(1,289)	—	—	(1,289)
Dividend to shareholders	—	—	—	—	(14,764)	—	(14,764)
Stock-based compensation	—	—	—	949	—	—	949
Stock issued under Employee Stock Purchase Plan	23	—	—	469	—	—	469
Net income	—	—	—	—	72,357	—	72,357
Change in fair value of fuel contract	—	—	—	—	—	(74)	(74)
Comprehensive income							72,283

Adjustment to apply SFAS 158, net of tax	—	—	—	—	—	(1,011)	(1,011)

Stockholders’ equity at December 24, 2006	33,591	336	—	179,599	29,353	(1,011)	208,277

Effect of the adoption of FIN 48	—	—	—	—	(3,530)	—	(3,530)
Effects of changing pension plan measurement date pursuant to FAS 158					(35)	8	(27)
Exercise of stock options	21	—	—	216	—	—	216
Purchase of call spread options, net of tax benefits of $19,179	—	—	—	(33,362)	—	—	(33,362)
Sale of common stock warrants	—	—	—	11,958	—	—	11,958
Tax deficiency from exercise of stock options	—	—	—	101	—	—	101
Dividend to shareholders	—	—	—	—	(14,653)	—	(14,653)
Stock-based compensation	—	—	—	3,769	—	—	3,769
Stock issued under Employee Stock Purchase Plan	62	1	—	1,479	—	—	1,480
Common stock repurchases	(2,172)	—	(49,208)	—	—	—	(49,208)
Net income	—	—	—	—	28,859	—	28,859
Unrecognized actuarial gains, net of tax	—	—	—	—	—	597	597
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	101	101

Comprehensive income							29,557

Stockholders’ equity at December 23, 2007	31,502	$337	$(49,208)	$163,760	$39,994	$(305)	$154,578

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

On July 7, 2004, Horizon Lines, Inc. (the “Company”) was formed as an acquisition vehicle to acquire the equity interest in Horizon Lines Holding Corp. (“HLHC”). The Company was formed at the direction of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc (“Castle Harlan”). The Company operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. HL operates as a Jones Act container shipping company. Horizon Logistics manages the Company’s integrated logistics services, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers, and other supply chain participants.

The accompanying consolidated financial statements include the consolidated accounts of the Company and its majority owned subsidiaries and the related consolidated statements of operations, stockholders’ equity and cash flows. All significant intercompany accounts and transactions have been eliminated.

2.	Significant Accounting Policies

Cash

Cash of the Company consists principally of cash held in banks and temporary investments having a maturity of three months or less at the date of acquisition.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable reflective of its historical collection experience. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. The Company does not require collateral from its trade customers.

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

The allowance for doubtful accounts and revenue adjustments approximated $6.2 million at December 23, 2007 and $5.0 million at December 24, 2006, respectively.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

Intangible assets consist of goodwill, customer contracts/relationships, trademarks, non-compete agreements and deferred financing costs. The Company amortizes customer contracts/relationships using the straight line method over the expected useful lives of 4 to 10 years. The Company also amortizes trademarks using the straight line method over the expected life of the related trademarks of 15 years. The Company amortizes debt issue cost using the effective interest method over the term of the related debt.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We recognize revenue and related costs of sales for our terminal, logistics and other services upon completion of services.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation

On September 16, 2005, the Board of Directors of Horizon Lines, Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock for various stock-based compensation arrangements. The Company early adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the fourth quarter of fiscal year 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

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

Pension and Post-retirement Benefits

The Company has noncontributory pension plans and post-retirement benefit plans covering certain union employees. Costs of these plans are charged to current operations and consist of several components that are based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2007, the fiscal period began on December 25, 2006 and ended on December 23, 2007. For fiscal year 2006, the fiscal period began on December 26, 2005 and ended on December 24, 2006. For fiscal year 2005, the fiscal period began on December 27, 2004 and ended on December 25, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and to use judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process pf determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

The FASB has published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, such as the convertible notes we issued in August 2007 (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. The proposed change in methodology will affect the calculations of net income and earnings per share. The proposed effective date of FSP APB 14-a was originally for fiscal years beginning after December 15, 2007 and did not permit early application. In November 2007, the FASB announced it expects to begin its redeliberations of the guidance in the proposed FSP beginning in January 2008. Therefore, it is expected that final guidance will not be issued until at least the first quarter of 2008 and it is unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is in the process of determining the impact of this proposed FSP.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the financial impact the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008.

Supplemental Cash Flow Information

During 2005, the Company assumed outstanding indebtedness of approximately $4.5 million in connection with the acquisition of the rights and beneficial interests of the sole owner participant in two separate owner trusts, the assets of which consist primarily of two vessels.

On December 25, 2006, the Company adopted the provisions of FIN 48 and recorded a $3.5 million increase in the liability for unrecognized tax benefit, which was accounted for as a reduction to retained earnings. During 2007, in conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. Also during 2007, the Company recorded a $19.2 million income tax benefit related to the note hedge transactions entered into in conjunction with the issuance of the convertible senior notes due 2012. See Note 10 for additional information related to the convertible senior notes and the note hedge transactions. The Company’s employee stock purchase plan contains a dividend reinvestment provision. As such, during 2007, the Company retained a total of $29 thousand related to quarterly dividends paid on outstanding shares purchased through the employee stock purchase plan and issued 1,117 shares of its common stock.

Cash payments (receipts) for interest and income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 23,	December 24,	December 25,
	2007	2006	2005

Interest	$33,277	$36,693	$36,476
Income taxes	444	868	(7,319)

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions

On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider, for approximately $27.3 million in cash. As of December 23, 2007, $0.5 million is held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. In addition, subsequent to December 23, 2007, the Company completed its assessment of the working capital received and released $0.4 million originally placed into escrow and paid an additional $0.2 million. The additional $0.2 million increased the total purchase to $27.5 million. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including high-tech, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its customers. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (“LTL”) and full truckload (“FTL”) service throughout North America. Aero Logistics is a wholly owned subsidiary of Horizon Logistics. As an existing 3-PL, Aero Logistics brings air, LTL brokerage, warehousing and international expedited transport services that significantly broaden the offerings Horizon Logistics can present to current and potential customers.

On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million in cash, net of cash acquired. HSI, which operates as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii and has operations in all of the commercial ports on Oahu and the Island of Hawaii. This acquisition enables the Company and HSI to work together to find efficiencies in the way stevedoring is handled today and grow third party business.

The following summarizes the fair values of the assets acquired and the liabilities assumed as part of the acquisitions (in thousands):

Current assets	$8,370
Property and equipment	4,732
Identifiable intangible assets	7,412
Goodwill	27,947
Long-term assets	552

Total assets acquired	49,013
Current liabilities	(5,998)
Long-term liabilities	(7,518)
Long-term debt	(2,646)

Total liabilities assumed	(16,162)

Net assets acquired	$32,851

Of the $7.4 million of identifiable intangible assets acquired, $7.1 million is attributable to customer contracts/relationships and $0.3 million was assigned to non-competition agreements.

Of the $27.9 million of goodwill acquired, $22.4 million is expected to be deductible for tax purposes.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents pro-forma financial information as though the acquisitions had occurred on December 27, 2004 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 23,	December 24,	December 25,
	2007	2006	2005

Operating revenue	$1,233,749	$1,198,109	$1,125,490
Net income (loss)	28,865	71,182	(25,448)
Earnings (loss) per share (basic)	0.87	2.12	(1.14)
Earnings (loss) per share (diluted)	0.85	2.11	(1.14)

4.	SFL Agreements

In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). All five of the new vessels were built in a South Korean shipyard pursuant to contracts between the shipyard and various third parties (the “sellers”). All of the new vessels were deployed in the Company’s modified trade routes between the U.S. west coast and Asia and Guam during the second quarter of 2007. This deployment enabled the Company to redeploy Jones Act qualified active vessels to other Jones Act routes. Upon deployment of the new vessels in the modified trade route between the U.S. west coast and Asia and Guam, the Company commenced a new U.S. west coast to Hawaii trade route with two of the vessels previously deployed in the Guam trade route.

Upon the delivery of each vessel to SFL Holdings by the applicable seller, SFL Holdings transferred the vessel to one of its wholly-owned subsidiaries (the “Shipowner”). In connection with each such transfer, the transferred vessel was reflagged as a U.S. vessel and bareboat chartered by the applicable Shipowner to the Company. The bareboat charter for each new vessel is a “hell or high water” charter, and the obligation of the Company to pay charter hire thereunder for the vessel is absolute and unconditional. The aggregate annual charter hire for all of the five new vessels is approximately $32.0 million. Under the charters, the Company is responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by the Company. In addition, the Company has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If the Company elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt under the Fortis Capital Corp. (“Fortis”) credit facility, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If the Company elects not to purchase the new vessels at the end of the initial twelve-year period and the Shipowners sell the new vessels for less than a specified amount, the Company is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by the Shipowners to an affiliated party for less than a different specified amount, the Company has the right to purchase the new vessels for that different specified amount.

Although the Company is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, the Company has an interest in the variable interest entities. Based on the Company’s analysis of the expected cash flows related to the variable interest entity, the Company believes only a remote likelihood exists that it would become the primary beneficiary of the variable interest entity and would be required to consolidate the variable interest entity. Certain

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee was recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet.

5.	Initial Public Offering and Related Transactions

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

Fiscal Year
Ended
December 25,
2005

Operating revenue	$1,096,156
Net income	12,767
Earnings per share (basic)	0.38
Earnings per share (diluted)	0.38

6.	Shelf Registration and Secondary Offerings

During 2006, the Company filed an automatic shelf registration and completed two secondary offerings. The shelf registration statement, which became effective upon filing with the SEC, registered for resale (and other dispositions) 2,678,894 outstanding shares of the Company’s common stock. All of these shares were held by Castle Harlan Partners IV, L.P. and its co-investor Stockwell Fund, L.P. and their respective affiliates and associates. In conjunction with the secondary offerings, 12,707,500 shares of the Company’s common stock were sold by stockholders of the Company. The Company did not receive any proceeds from any resales or other dispositions under the shelf registration statement or from the sale of stock under the secondary offerings. The Company incurred approximately $2.0 million in fees associated with the shelf registration and secondary offerings during 2006. Such fees are included within selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 24, 2006.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 23,	December 24,
	2007	2006

Vessels	$141,776	$137,129
Containers	24,522	27,682
Chassis	14,923	14,535
Cranes	25,179	15,903
Machinery & equipment	23,923	19,716
Facilities & land improvement	10,847	8,416
Software	30,214	29,887
Construction in progress	20,275	7,715

Total property and equipment	291,659	260,983
Accumulated depreciation	(96,980)	(72,331)

Property and equipment, net	$194,679	$188,652

The majority of our depreciation expense is related to our vessels and capitalized software. Depreciation expense related to our vessels was $11.7 million, $10.9 million and $9.3 million for the years ended December 23, 2007, December 24, 2006 and December 25, 2005, respectively. Depreciation expense related to capitalized software was $5.3 million, $9.6 million, and $9.7 million for the years ended December 23, 2007, December 24, 2006 and December 25, 2005, respectively.

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 23,	December 24,
	2007	2006

Customer contracts/relationships	$144,824	$137,675
Trademarks	63,800	63,800
Deferred financing costs	12,872	23,075
Non-compete agreements	262	—

Total intangibles with definite lives	221,758	224,550
Less: accumulated amortization	(69,727)	(56,668)

Net intangibles with definite lives	152,031	167,882
Goodwill	334,671	306,724

Total intangible assets, net	$486,702	$474,606

In conjunction with the acquisitions of HSI and Aero Logistics, the Company recorded intangible assets related to customer contracts/relationships of $7.1 million, non-compete agreements of $0.3 million and goodwill of $27.9 million.

During the third quarter of 2007, in conjunction with the redemption of the 9% senior notes and the 11% senior discount notes and the extinguishment of the prior senior credit facility, the Company wrote off approximately $12.4 million of net deferred financing costs. In addition, during the second quarter of 2007, the Company wrote off approximately $0.6 million of net deferred financing costs in

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

conjunction with a $25.0 million voluntary prepayment on the term loan component of its prior senior credit facility. The Company recorded deferred financing costs of $12.9 million in connection with the issuance of the convertible notes (as defined in Note 10) and entering into the senior credit facility (as defined in Note 10).

Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2008	$23,887
2009	23,843
2010	23,828
2011	23,416
2012	19,112

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 23,	December 24,
	2007	2006

Marine operations	$9,682	$9,452
Terminal operations	9,278	12,400
Vessel operations	23,064	18,608
Fuel	14,885	10,899
Bonus	—	10,500
Interest	6,986	7,219
Other liabilities	31,132	32,044

Total other accrued liabilities	$95,027	$101,122

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 23,	December 24,
	2007	2006

Senior credit facility	$247,000	$—
4.25% convertible senior notes	330,000	—
Other	2,006	4,513
Prior senior credit facility	—	219,375
9% senior notes	—	197,014
11% senior discount notes	—	89,564

Total long-term debt	579,006	510,466
Current portion	(6,537)	(6,758)

Long-term debt, net of current	$572,469	$503,708

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Senior Credit Facility

On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The obligations of the Company are secured by substantially all of the assets of the Company. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility. In addition to proceeds from the term loan, the Company borrowed and used $133.5 million under the revolving credit facility to repay borrowings outstanding under the Prior Senior Credit Facility (as defined below) and to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer. Future borrowings under the Senior Credit Facility are expected to be used for permitted acquisitions and general corporate purposes, including working capital.

Beginning on December 31, 2007, principal payments of approximately $1.6 million are due quarterly on the term loan through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of December 23, 2007, $247.0 million was outstanding under the Senior Credit Facility, which included a $125.0 million term loan and borrowings of $122.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of the date hereof) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at December 23, 2007 was approximately 6.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of December 23, 2007).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of December 23, 2007.

4.25% Convertible Senior Notes

On August 1, 2007, the Company entered into a purchase agreement relating to the sale by the Company of $300.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”) for resale to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. Under the terms of the purchase agreement, the Company also granted the initial purchasers an option to purchase up to $30.0 million aggregate principal amount of the Notes to cover over-allotments. The initial purchasers subsequently exercised the over-allotment option in full, and, at closing on August 8, 2007, the initial purchasers acquired $330.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $320.5 million. The Company used (i) $28.6 million of the net proceeds to purchase 1,000,000 shares of the Company’s common stock in privately negotiated transactions, (ii) $52.5 million of the net proceeds to acquire an option to receive the Company’s stock from the initial purchasers, and (iii) the balance of the net proceeds to purchase a portion of the outstanding 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.

The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

unsubordinated. The Notes bear interest at the rate of 4.25%, and the Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. The Notes will mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.

Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:

•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	Prior to May 15, 2012, if during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 23, 2007, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

As required by the terms of a registration rights agreement relating to the Notes, the Company filed a shelf registration statement with the SEC with respect to the Notes and the shares issuable upon conversion of the Notes on February 1, 2008.

Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 4.6 million shares of the Company’s common

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company will seek approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increases from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.

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

Prior Senior Credit Facility

During 2004, the Company entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005 (the “Prior Senior Credit Facility”). On August 8, 2007, in connection with entering into the Senior Credit Facility, the Company’s Prior Senior Credit Facility was terminated. Borrowings under the Senior Credit Facility were used to pay $192.8 million on the term loan component of the Prior Senior Credit Facility. The Company incurred no penalties in connection with the termination of the Prior Senior Credit Facility.

Other Debt

In conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.

During 2005, the Company assumed outstanding indebtedness of approximately $4.5 million in connection with the acquisition of the rights and beneficial interests of the sole owner participant in two separate owner trusts, the assets of which consist primarily of two vessels. Horizon Lines repaid the $4.5 million indebtedness assumed in connection with this acquisition in January 2007.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 23, 2007 and December 24, 2006 were $545.8 million and $528.5 million, respectively. The fair value of the Notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Annual maturities of long-term debt obligations are as follows (in thousands):

2008	$6,537
2009	6,552
2010	19,068
2011	19,085
2012	527,353
Thereafter	411

$579,006

11.	Net Income (Loss) Per Common Share

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

	Fiscal Years Ended
	December 23,	December 24,	December 25,
	2007	2006	2005

Numerator:
Net Income (loss)	$28,859	$72,357	$(18,321)
Less: Accretion of preferred stock	—	—	5,073

Net income (loss) available to common stockholders	$28,859	$72,357	$(23,394)

Denominator:
Denominator for basic income (loss) per common share:
Weighted average shares outstanding	33,221	33,551	22,377

Effect of dilutive securities:
Stock-based compensation	638	221	5

Denominator for diluted net income (loss) per common share	33,859	33,772	22,382

Basic net income (loss) per common share	$0.87	$2.16	$(1.05)

Diluted net income (loss) per common share	$0.85	$2.14	$(1.05)

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007. Subsequent to December 23, 2007, the Company completed its share repurchase program, acquiring an additional 1,627,500 shares at a total cost of $29.4 million.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Preferred Stock

During 2005, in conjunction with the initial public offering, the Company redeemed all shares of its non-voting $.01 par value Series-A Preferred Stock. The Series-A Preferred stock was issued in conjunction with the Acquisition-Related Transactions . The Company recorded these shares at their fair value in accordance with FAS No. 141 “Business Combinations”. As the preferred shares had no coupon rate and no stated redemption period, management determined that a 10% discount rate and a one year redemption period was appropriate. The 10% discount rate was based upon a comparison to other similar offerings in the marketplace considering terms such as coupon rates, convertibility, and voting rights. As management’s intention at the time of issuance of the preferred shares was to redeem the preferred shares within a year after issuance, a one year period was utilized to accrete the shares to their redemption value. During 2005, the Company recorded $5.1 million of accretion of its Series A Preferred stock. The Company classified the value of these shares between liabilities and equity.

13.	Derivative Financial Instruments

During 2006 and 2005, the Company entered into fuel swap contracts to fix the price of fuel. The contracts were accounted for as cash flow hedges. Accordingly, the Company recorded the fair value of the hedge contracts in other current assets and accumulated other comprehensive income. There were no hedges outstanding as of December 23, 2007 or as of December 24, 2006.

14.	Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $96.4 million, $71.6 million and $74.3 million for the years ended December 23, 2007, December 24, 2006 and December 25, 2005, respectively.

The Company leases certain equipment under a capital lease agreement. The net book value of this equipment totaled $0.1 million and $0.3 million at December 23, 2007 and December 24, 2006, respectively. Depreciation expense for equipment under the capital lease totaled $0.2 million for each of the years ended December 23, 2007, December 24, 2006 and December 25, 2005.

Future minimum lease obligations at December 23, 2007 are as follows (in thousands):

	Non-Cancelable
Period Ending	Operating	Capital
December	Leases	Lease

2008	$106,123	$92
2009	101,589	—
2010	97,926	—
2011	59,691	—
2012	61,385	—
Thereafter	314,465	—

Total future minimum lease obligation	$741,179	92

Less: amounts representing interest		2

Present value of future minimum lease obligation		90
Current portion of capital lease obligation		90

Long-term portion of capital lease obligation		$—

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Related Parties

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

During 2005, the Company recorded $2.2 million in selling, general, and administrative expenses related to a management agreement with Castle Harlan. In addition, in connection with the initial public offering in 2005, the Company recorded a charge of $7.5 million related to the termination of the ongoing management services and fee related provisions of the management agreement.

16.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. The Company matches employee contributions up to 6% of qualified compensation. The cost for this benefit totaled $2.3 million, $2.1 million and $1.9 million for the years ended December 23, 2007, December 24, 2006 and December 25, 2005, respectively. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 23, 2007. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.4 million during each of the years ended December 23, 2007, December 24, 2006 and December 25, 2005. The plan was underfunded by $1.2 million and $1.4 million at December 23, 2007 and December 24, 2006, respectively.

As part of the acquisition of HSI, the Company assumed net liabilities of approximately $2.4 million related to a pension plan covering approximately 50 salaried employees. Of the $2.4 million, $0.3 million was recorded within other accrued liabilities and $2.1 million was recorded as other long-term liabilities. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $37 thousand during the year ended December 23, 2007. The plan was underfunded by $2.2 million at December 23, 2007.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.6 million during each of the years ended December 23, 2007, December 24, 2006 and December 25, 2005. The post-retirement benefit plan was underfunded by $2.5 million and $2.2 million at December 23, 2007 and December 24, 2006, respectively.

As part of the acquisition of HSI, the Company assumed liabilities of approximately $5.4 million related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Of the $5.4 million, $0.2 million was recorded within other accrued liabilities and $5.2 million was recorded within other long-term liabilities. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.2 million during the year ended December 23, 2007. The plan was underfunded by $4.9 million at December 23, 2007.

Obligations and Funded Status

	Pension		Post-retirement
	Plans		Benefit Plans
	2007	2006	2007	2006
		(In thousands)
Change in Benefit Obligation
Beginning obligations	$(2,541)	$(2,022)	$(2,225)	$(1,857)
Obligation assumed as a result of acquisition	(6,433)	—	(5,359)	—
Service cost	(277)	(251)	(394)	(385)
Interest cost	(338)	(125)	(285)	(113)
Participants’ contributions	—	—	—	—
Actuarial (loss) gain	344	(143)	702	130
Transition entry to change measurement date	(27)	—	—	—
Benefits paid	165	—	184	—

Ending obligations	(9,107)	(2,541)	(7,377)	(2,225)

Change in Plans’ Assets
Beginning fair value	1,136	738	—	—
Assets of acquired plan	4,034	—	—	—
Actual return on plans’ assets	161	87	—	—
Employer contributions	576	311	—	—
Participants’ contributions	—	—	—	—
Benefits paid	(165)	—	—	—

Ending fair value	5,742	1,136	—	—

Funded status at end of year	$(3,365)	$(1,405)	$(7,377)	$(2,225)

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Periodic Benefit Cost

	Pension		Post-retirement
	Plans		Benefit Plans
	2007	2006	2007	2006
		(In thousands)
Service cost	$277	$251	$394	$385
Interest cost	338	125	285	113
Expected return on plan assets	(250)	(68)	—	—
Amortization of prior service cost	—	—	59	58
Amortization of transition obligation	103	103	—	—

Net periodic benefit cost	$468	$411	$738	$556

Rate Assumptions

	Pension		Post-retirement
	Benefits		Benefits
	2007	2006	2007	2006
Weighted-average discount rate used in determining net periodic cost	5.80%	6.10%	5.80%	6.10%
Weighted-average expected long-term rate of return on plans’ assets in determination of net periodic costs	7.50%	7.50%	0.00%	0.00%
Weighted-average rate of compensation increase(1)	0.00%	0.00%	0.00%	0.00%
Weighted-average discount rate used in determination of projected benefit obligation	6.20%	5.80%	6.20%	5.80%
Assumed health care cost trend:
Initial trend	N/A	N/A	7.00%	8.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend year	N/A	N/A	2010	2010

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $1.1 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $0.8 million. Expected Company contributions during 2008 total $0.8 million, all of which is related to the pension plan. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Post-retirement
Fiscal Year End	Benefits	Benefits

2008	$386	$384
2009	371	384
2010	402	394
2011	440	397
2012	481	416
2013-2017	2,855	2,264

	$4,935	$4,239

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s pension plans investment policy and weighted average asset allocations at December 23, 2007 by asset category, are as follows:

Pension Benefits at
December 23,
Asset Category	2007

Cash	3%
Equity securities	70%
Debt securities	27%

100%

The objective of the pension plan investment policy is to grow assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plan’s assets. The pension plan management committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain the target investment mix. The committee has established a target investment mix of 65% equities and 35% fixed-income for the plans.

The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $9.9 million, $9.7 million and $10.0 million during the years ended December 23, 2007, December 24, 2006 and December 25, 2005, respectively. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. However, the Company is unable to determine the potential amount of liability, if any, at this time. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

17.	Stock-Based Compensation

On December 23, 2007, the Company has two share-based compensation plans, which are described in more detail below. The Company recorded expense of $3.8 million in the year ended December 23, 2007, related to all stock-based compensation. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.3 million.

Stock Options

The Company maintains a stock plan for the grants of stock options and restricted stock awards to officers and employees of the Company. On September 16, 2005, the Board of Directors of Horizon Lines Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. As of December 23, 2007, there were 1,091,434 shares of common stock reserved for issuance under the stock plan. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

date, subject to continuous service with the Company. The Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approves the grants of nonqualified stock options by the Company, pursuant to the Company’s Amended and Restated Equity Incentive Plan. These options are granted on such approval date.

On March 26, 2007, the Board of Directors approved the grant by the Company of non qualified options to certain employees of the Company to purchase an aggregate of 329,000 shares of its common stock at a price of $33.51 per share. Each option is scheduled to cliff vest and become fully exercisable on March 26, 2010, provided the employee who was granted such option is continuously employed by the Company through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The grant date fair value of the options granted was $10.58 per share.

On July 27, 2006, the Board of Directors approved the grant by the Company of nonqualified stock options to certain employees of the Company to purchase an aggregate of 38,075 shares of its common stock at a price of $15.97 per share. The Company recorded $49 thousand and $22 thousand of compensation expense during the years ended December 23, 2007 and December 24, 2006, respectively, related to the options.

On April 7, 2006, the Board of Directors approved the grant by the Company of nonqualified stock options to certain employees of the Company to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. The Company recorded $0.5 million and $0.4 million of compensation expense during the years ended December 23, 2007 and December 24, 2006, respectively, related to the options. None of these options were exercised and none and 19,256 of these options were forfeited during the years ended December 23, 2007 and December 24, 2006, respectively.

The weighted average grant date fair values of options granted during 2007 and 2006 were $10.58 and $2.87, respectively. No shares vested during 2007. In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the option’s vesting period using the straight-line attribution approach:

	2007	2006

Expected dividend yield	1.3%	2.8%-3.5%
Expected stock price volatility	27.0%	24.7%-26.2%
Weighted average risk-free interest rate	4.51%	4.92%-5.00%
Expected life of options (years)	6.5	6.5

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

Expected Volatility:  Due to the relatively short period of time since our stock became publicly traded, the Company bases its estimates of stock price volatility on the average of (i) our historical stock price over the period in which it has been publicly traded and (ii) historical volatility of similar entities commensurate with the expected term of the stock options.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognized approximately $1.7 million, or $0.05 per share, in compensation costs related to stock options within selling, general, and administrative expenses on the consolidated statement of operations and a deferred tax asset of approximately $1.3 million during fiscal 2007. The Company recognized approximately $0.7 million, or $0.02 per share, in compensation costs within selling, general, and administrative expenses on the consolidated statement of operations and a deferred tax asset of approximately $0.1 million during fiscal 2006. The Company will recognize an additional $3.4 million in compensation costs using the straight line method over a weighted average period of 1.2 years.

A summary of option activity under the Company’s stock plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)

Outstanding at December 25, 2005	705,100	$10.00
Granted	655,575	12.74
Exercised	(31,938)	10.00
Forfeited	(37,729)	11.30

Outstanding at December 24, 2006	1,291,008	11.35	9.16	$20,975
Granted	329,000	33.51
Exercised	(21,000)	10.00
Forfeited	—

Outstanding at December 23, 2007	1,599,008	$15.93	8.40	$9,696

Vested or expected to vest at December 23, 2007	1,546,651	$15.76	8.40	$9,472

Exercisable at December 23, 2007	34,562	$10.00	7.88	$311

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 23, 2007 and December 24, 2006 was $0.3 million and $0.5 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plan for the years ended December 23, 2007 and December 24, 2006 was $0.2 million and $0.1 million, respectively.

Restricted Stock

On August 28, 2007, in conjunction with the acquisition of Aero Logistics, the Company granted 50,001 shares of restricted stock to certain employees of Aero Logistics. The shares of restricted stock will vest on March 31, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company through such date. The grant date fair market value of the restricted shares was $27.50 per share.

On June 28, 2007, the Company granted 75,965 shares of restricted stock to the Company’s Chief Executive Officer (the “CEO”). The restricted stock will cliff vest on December 31, 2009, provided the CEO has been in continuous employment with the Company. The grant date fair value of the restricted shares was $32.91 per shares.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

A summary of the status of the Company’s restricted stock awards is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date

Nonvested at December 25, 2005	—
Granted	70,000	$12.57
Vested	—
Forfeited	—

Nonvested at December 24, 2006	70,000	12.57
Granted	237,559	31.96
Vested	—
Forfeited	—

Nonvested at December 23, 2007	307,559	$27.54

The Company recorded $1.9 million and $0.1 million of compensation expense related to restricted stock during the years ended December 23, 2007 and December 24, 2006, respectively. As of December 23, 2007, there was $6.2 million of total unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years. No restricted stock awards vested during 2007.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each share of stock using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the plan purchase period using the straight-line attribution approach:

2007

Expected dividend yield	1.4%-2.4%
Expected stock price volatility	23.0%-51.0%
Weighted average risk-free interest rate	3.92%-5.07%
Expected term (years)	0.25
Fair value at grant date	$3.25-$4.42

The Company recorded $0.2 million and $0.1 million of compensation expense during the years ended December 23, 2007 and December 24, 2006, respectively, related to participation in the ESPP. As of December 23, 2007, there was no unrecognized compensation expense related to the ESPP.

18.	Income Taxes

During the third quarter of 2006, the Company elected the application of the tonnage tax instead of the federal corporate income tax on income from our qualifying shipping activities. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, the Company recorded a $7.7 million tax benefit related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. The Company’s effective tax rate for the year ended December 23, 2007 and December 24, 2006 was (94.0%) and (53.9)%, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax (benefit) expense are as follows (in thousands):

	Fiscal Year Ended
	December 23,	December 24,	December 25,
	2007	2006	2005

Income tax expense (benefit):
Current:
Federal	$—	$(842)	$7,028
State/territory	—	598	848

Total current	—	(244)	7,876

Deferred:
Federal	(12,720)	(24,127)	(7,287)
State/territory	(1,263)	(961)	(151)

Total deferred	(13,983)	(25,088)	(7,438)

Net income tax (benefit) expense	$(13,983)	$(25,332)	$438

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 23,	December 24,	December 25,
	2007	2006	2005

Income tax (benefit) at statutory rates:	$5,207	$16,459	$(6,258)
State/territory, net of federal income tax benefit	(124)	(255)	454
Qualified shipping income	(11,837)	(24,702)	—
Revaluation of deferred taxes for tonnage tax regime	(7,702)	(18,801)	—
Restricted stock compensation	—	—	5,977
Transaction costs	—	711	—
Other Items	473	1,256	265

Net income tax (benefit) expense	$(13,983)	$(25,332)	$438

In accordance with the provisions of SFAS 109 and APB No. 25, the Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $0.1 million as an increase and $1.3 million as a decrease directly to additional paid-in capital for the years ended December 23, 2007 and December 24, 2006, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 23,	December 24,
	2007	2006

Deferred tax assets:
Leases	$13,063	$22,272
Convertible note hedge	17,935	—
Allowance for doubtful accounts	1,029	677
Net operating losses and AMT carryforwards	33,804	16,649
Post retirement benefits	848	822
Other	6,942	4,932
Valuation allowances	(1,262)	(1,262)

Total deferred tax assets	72,359	44,090
Deferred tax liabilities:
Depreciation	(18,301)	(19,968)
Capital construction fund	(13,126)	(14,124)
Intangibles	(19,629)	(27,915)
Other	(3,451)	(1,836)

Total deferred tax liabilities	(54,507)	(63,843)

Net deferred tax asset (liability)	$17,852	$(19,753)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $84.7 million and $39.4 million as of December 23, 2007 and December 24, 2006, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $48.0 million and $47.0 million as of December 23, 2007 and December 24, 2006, respectively. The Federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryover with no expiration period in the amount of $1.6 million as of December 23, 2007 and December 24, 2006.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $3.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 25, 2006 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 25, 2006	$3,530
Additions based on tax positions related to the current year	3,550
Additions for tax positions of prior years	2,049
Reductions for tax positions of prior years	(647)

Balance at December 23, 2007	$8,482

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $7.6 million.

Included in the FIN 48 balance at December 23, 2007, is $0.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier position because the Company would have net operating losses to offset such disallowance. In addition, the FIN 48 balance includes $0.4 million associated with the federal tax benefit for state tax liabilities currently recorded as a deferred tax asset.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2005 through 2007, the Company has not recognized any interest and penalties in its statement of operations and statement of financial position. Furthermore, there were no accruals for the payment of interest and penalties at either December 23, 2007 or December 24, 2006.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 23, 2007 include 2004-2007.

Net operating loss credits generated from tax losses in Guam begin to expire in 2023. In 2004, the Company recorded a valuation allowance against the deferred tax asset attributable to the net operating loss generated in Guam in the amount of $1.3 million. To the extent the Company reverses a portion of the valuation allowance, such adjustment would be recorded as a reduction to goodwill.

19.	Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, from time to time, the Company and its subsidiaries become involved in various legal proceedings which management believes will not have a material adverse effect on the Company’s financial position or results of operations. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

For several years, there have been two actions pending before the Surface Transportation Board (“STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. On September 18, 2007, the Government of Guam filed a motion to dismiss its complaint with the STB citing the STB’s ruling on the methodology for determining the rate reasonableness. The Government of Guam stated it could no longer proceed with its rate challenge. As a result, this case was dismissed by the STB on October 12, 2007.

The second action before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenged the reasonableness of certain rates and practices of HL and Matson. DHX was

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

seeking $11.0 million in damages. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to HL’s business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and oral argument was held on June 4, 2007. On August 30, 2007, the court of appeals affirmed, in all material respects, the decision of the STB. The Company has been advised by DHX that it does not intend to pursue this matter further.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 23, 2007 and December 24, 2006, these letters of credit totaled $6.3 million and $26.6 million, respectively. Of the $26.6 million outstanding on the letters of credit as of December 24, 2006, $20.1 million related to the Company’s agreements with SFL and have since been returned as a result of the fulfillment of the underlying obligations.

Labor Relations

Approximately 67.5% of the Company’s total work force is covered by collective bargaining agreements. One collective bargaining agreement, covering approximately 4.6% of the workforce has expired. Our employees who are covered under this agreement are continuing to work under an old agreement while we negotiate a new agreement. Two collective bargaining agreements, covering approximately 22.0% of the workforce will be under renegotiation during 2008.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$273,664	$295,701	$321,145	$316,005
Operating income	16,479	22,905	35,283	20,507
Net income(1)(2)	7,052	9,560	1,570	10,677
Basic net income per share	0.21	0.28	0.05	0.33
Diluted net income per share	0.21	0.28	0.05	0.31

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$274,934	$289,847	$304,657	$287,454
Operating income	15,872	22,419	35,197	22,483
Net income(3)(4)	2,366	6,401	52,945	10,645
Basic net income per share	0.07	0.19	1.58	0.32
Diluted net income per share	0.07	0.19	1.57	0.31

(1)	The first quarter of 2007 includes a $2.5 million tax benefit related to the revaluation of deferred taxes associated with the qualified shipping income expected to be generated by the vessels in the Company’s modified trade routes between the U.S. west cost and Guam and Asia.

(2)	The third quarter of 2007 includes a $23.9 million loss, net of tax benefits, on extinguishment related to the refinancing of the Company’s long term debt.

(3)	During the third quarter of 2006, the Company elected the application of a tonnage tax.

(4)	The fourth quarter of 2006 results include a $1.8 million adjustment, or $0.05 per share, reflecting the cumulative effect of the periodic costs related to the Company’s post-retirement benefit plan. This amount was not material to any affected prior quarter or annual reporting period and as such, was recorded in the fourth quarter of 2006.

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts
Years Ended December 2007, 2006 and 2005

		Charged
		to Cost		Charged
	Beginning	and		to other		Ending
	Balance	Expenses	Deductions	Accounts		Balance
	(In thousands)

Accounts receivable reserve:
For the year ended December 23, 2007	$4,972	$7,674	$(6,455)	$—		$6,191
For the year ended December 24, 2006	$6,063	$8,633	$(9,724)	$—		$4,972
For the year ended December 25, 2005	$7,937	$9,057	$(10,931)	$—		$6,063
Deferred tax assets valuation allowance:
For the year ended December 23, 2007	$1,262	$—	$—	$—		$1,262
For the year ended December 24, 2006	$3,881	$—	$(711)	$(1,908	)(1)	$1,262
For the year ended December 25, 2005	$2,320	$1,561	$—	$—		$3,881

(1)	As a result of the removal of certain deferred tax assets and the related valuation allowances.