Form 10-Q
period 2008-03-23
Horizon Lines, Inc.
filed 2008-04-25
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

 (Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 23, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At April 23, 2008, 29,917,488 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 23,	December 23,
	2008	2007(1)
Assets
Current assets
Cash	$3,265	$6,276
Accounts receivable, net of allowance of $6,804 and $6,191 at March 23, 2008 and December 23, 2007, respectively	153,766	140,820
Deferred tax asset	18,656	13,792
Prepaid vessel rent	14,383	4,361
Materials and supplies	30,432	31,576
Other current assets	11,206	10,446

Total current assets	231,708	207,271
Property and equipment, net	192,025	194,679
Goodwill	334,718	334,671
Intangible assets, net	146,347	152,031
Deferred tax asset	—	4,060
Other long-term assets	29,737	33,729

Total assets	$934,535	$926,441

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,842	$40,225
Current portion of long-term debt	6,537	6,537
Accrued vessel rent	—	6,503
Other accrued liabilities	96,294	95,027

Total current liabilities	128,673	148,292
Long-term debt, net of current	628,836	572,469
Deferred tax liability	1,120	—
Deferred rent	30,412	31,531
Other long-term liabilities	19,917	19,571

Total liabilities	808,958	771,863

Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 33,696 shares issued and 29,896 shares outstanding as of March 23, 2008 and 33,674 shares issued and 31,502 shares outstanding as of December 23, 2007	337	337
Treasury stock, 3,800 and 2,172 shares at cost as of March 23, 2008 and December 23, 2007, respectively	(78,550)	(49,208)
Additional paid in capital	165,326	163,760
Retained earnings	38,764	39,994
Accumulated other comprehensive loss	(300)	(305)

Total stockholders’ equity	125,577	154,578

Total liabilities and stockholders’ equity	$934,535	$926,441

(1)	The balance sheet at December 23, 2007 has been derived from the audited financial statements of Horizon Lines, Inc.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended
	March 23,	March 25,
	2008	2007
Operating revenue	$305,947	$273,664
Operating expense:
Operating expense (excluding depreciation expense)	252,970	217,681
Depreciation and amortization	11,326	13,467
Amortization of vessel dry-docking	4,374	3,760
Selling, general and administrative	25,131	21,893
Miscellaneous expense, net	545	381

Total operating expense	294,346	257,182

Operating income	11,601	16,482
Other expense (income):
Interest expense, net	9,009	11,214
Other income, net	(3)	—

Income before income tax expense (benefit)	2,595	5,268
Income tax expense (benefit)	504	(1,784)

Net income	$2,091	$7,052

Net income per share:
Basic	$0.07	$0.21
Diluted	$0.07	$0.21

Number of shares used in calculations:
Basic	30,291	33,613
Diluted	30,793	34,135

Dividends declared per common share	$0.11	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarters Ended
	March 23,	March 25,
	2008	2007
Cash flows from operating activities:
Net income	$2,091	$7,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,984	8,577
Amortization of other intangible assets	5,342	4,890
Amortization of vessel dry-docking	4,374	3,760
Amortization of deferred financing costs	673	788
Deferred income taxes	316	(2,069)
Gain on equipment disposals	(11)	(148)
Stock-based compensation	1,186	335
Accretion of interest on 11% senior discount notes	—	2,386
Changes in operating assets and liabilities:
Accounts receivable	(12,947)	(17,715)
Materials and supplies	1,145	(643)
Other current assets	(760)	(524)
Accounts payable	(14,485)	(7,266)
Accrued liabilities	3,145	1,382
Vessel rent	(17,446)	(36,001)
Vessel dry-docking payments	(2,531)	(2,403)
Other assets/liabilities	824	(567)

Net cash used in operating activities	(23,100)	(38,166)

Cash flows from investing activities:
Purchases of property and equipment	(3,444)	(3,338)
Purchases of business	(198)	—
Proceeds from the sale of property and equipment	112	565

Net cash used in investing activities	(3,530)	(2,773)

Cash flows from financing activities:
Payments on long-term debt	(1,632)	(5,074)
Borrowing under revolving credit facility	67,000	—
Payments on revolving credit facility	(9,000)	—
Dividends to stockholders	(3,321)	(3,699)
Purchase of treasury stock	(29,342)	—
Payments of financing costs	(76)	(43)
Payments on capital lease obligation	(20)	(47)
Common stock issued under employee stock purchase plan	10	8
Proceeds from exercise of stock options	—	35

Net cash provided by (used in) financing activities	23,619	(8,820)

Net decrease in cash	(3,011)	(49,759)
Cash at beginning of period	6,276	93,949

Cash at end of period	$3,265	$44,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. HL operates as a domestic container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services. Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 23, 2007. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.
The financial statements as of March 23, 2008 and the financial statements for the quarters ended March 23, 2008 and March 25, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
3. Acquisitions
On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider, for approximately $27.5 million in cash, which includes a $0.2 million purchase price adjustment paid during the quarter ended March 23, 2008 as a result of the final working capital received as part of the acquisition. As of March 23, 2008, $0.5 million is held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. Aero Logistics designs and manages custom freight shipping and special handling programs for customers in service-sensitive industries including high-tech, healthcare, energy, mining, retail and apparel. Aero Logistics offers an array of multi-modal transportation services and fully integrated logistics solutions to satisfy the unique needs of its customers. Aero Logistics also operates a fleet of approximately 90 GPS-equipped trailers under the direction of their Aero Transportation division, which provides expedited less-than-truckload (“LTL”) and full truckload (“FTL”) service throughout North America. Aero Logistics is a wholly owned subsidiary of Horizon Logistics. As an existing third part logistics provider (3-PL), Aero Logistics brings air, LTL brokerage, warehousing and international expedited transport services that significantly broaden the offerings Horizon Logistics can present to current and potential customers.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million in cash, net of cash acquired. HSI, which operates as a subsidiary of the Company, is a full service provider of stevedoring and marine terminal services in Hawaii. HSI’s results of operations have been included in the Company’s consolidated financial statements since the third quarter of 2007 and are included in the HL segment.

The following table presents pro-forma financial information as though the acquisitions had occurred on December 25, 2006 (in thousands except per share amounts):

Quarter
Ended
March 25,
2007

Operating revenue	$285,395
Net income	7,046
Earnings per share (basic)	0.21
Earnings per share (diluted)	0.21
4. Income Taxes
During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining the Company’s federal income tax liability. During the first quarter of 2007, the Company recorded a $2.5 million, or $0.08 per diluted share, tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes.
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. As of March 23, 2008, the Company had an $8.5 million liability for unrecognized tax benefits, which if recognized would decrease the effective tax rate during the period recognized.
5. Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense, related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan, as amended (“ESPP”), of $1.2 million during the quarter ended March 23, 2008 and $0.3 million for the quarter ended March 25, 2007. These amounts were included within selling, general, and administrative expenses on the condensed consolidated statements of operations. Compensation costs are recognized using the straight-line method, net of estimated forfeitures, over the requisite service period.
Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company recognized approximately $0.5 million and $0.3 million in stock-based compensation costs related to stock options during the quarters ended March 23, 2008 and March 25, 2007, respectively. In addition, the Company recognized a deferred tax asset of $0.2 million and $0.1 million during the quarters ended March 23, 2008 and March 25, 2007, respectively. As of March 23, 2008, there were $2.9 million in unrecognized compensation costs related to options granted under the Plan. That cost is expected to be recognized using the straight-line method over a weighted average period of 1.0 year.

A summary of option activity under the Plan as of March 23, 2008 and the changes during the quarter ended March 23, 2008, 2007, are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 23, 2007	1,599,008	$15.93
Granted	—
Exercised	—
Forfeited	(2,579)	23.75

Outstanding at March 23, 2008	1,596,429	$15.92	8.15	$9,649

Vested or expected to vest at March 23, 2008	1,554,416	$15.75	8.14	$9,487

Exercisable at March 23, 2008	34,562	$10.00	7.62	$311

Restricted Stock
The Company recognized approximately $0.6 million and $19 thousand in compensation costs during the quarters ended March 23, 2008 and March 25, 2007, respectively, related to restricted stock grants. As of March 23, 2008, there was $5.6 million of unrecognized compensation expense related to all restricted stock awards. That cost is expected to be recognized using the straight-line method over a weighted-average period of 2.1 years.
A summary of the status of the Company’s restricted stock awards as of March 23, 2008 and the changes during the quarter ended March 23, 2008 are presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 23, 2007	307,559	$27.54
Granted	—
Vested	—
Forfeited	(3,000)	27.50

Nonvested at March 23, 2008	304,559	$27.54

Employee Stock Purchase Plan
The Company recorded $0.1 million and $54 thousand of compensation expense during the quarters ended March 23, 2008 and March 25, 2007, respectively, related to participation in the ESPP. As of March 23, 2008, there was no unrecognized compensation expense related to the ESPP.

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
Earnings per share are as follows (in thousands, except per share amounts):

	Quarters Ended
	March 23,	March 25,
	2008	2007
Numerator:
Net income	$2,091	$7,052

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	30,291	33,613

Effect of dilutive securities:
Stock-based compensation	502	522

Denominator for diluted net income per common share	30,793	34,135

Basic net income per common share	$0.07	$0.21

Diluted net income per common share	$0.07	$0.21

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company completed its share repurchase program by acquiring a total of 2,800,200 shares at a total cost of $50.0 million, including the purchase of 1,627,500 shares at a total cost of $29.3 million during the quarter ended March 23, 2008. Repurchased shares have been accounted for as treasury stock.
On August 8, 2007, the Company utilized $28.6 million of the proceeds from issuance of the Notes (as defined in Note 12) to purchase 1,000,000 shares of its common stock in privately negotiated transactions.
7. Total Comprehensive Income
Total comprehensive income is as follows (in thousands):

	Quarters Ended
	March 23,	March 25,
	2008	2007
Net income	$2,091	$7,052
Amortization of pension and post-retirement benefit transition obligation	5	—

Comprehensive income	$2,096	$7,052

8. Segment Reporting
Currently, the Company’s services can be classified into two principal businesses referred to as HL and Horizon Logistics. Through HL, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, operating a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s customized logistics solutions and Horizon Services Group. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was the core container shipping services and terminal services. The creation of Horizon Logistics is expected to allow the Company to maintain its established container shipping business while simultaneously focusing on future growth and development of the Company’s fully integrated logistics services.
Prior to 2008, the Company did not maintain a separate business plan for Horizon Logistics. As such, the Company’s chief operating decision maker did not evaluate the performance of Horizon Logistics separately from that of HL. During the quarter ended March 23, 2008, the Company began measuring the financial results for both HL and Horizon Logistics separately. Therefore, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company will separately report HL and Horizon Logistics as segments.

Inter-segment revenues are presented at prices which approximate cost. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarter ended March 25, 2007 has been reclassified to conform to the presentation for the quarter ended March 23, 2008. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters ended March 23, 2008 and March 25, 2007 (in thousands):

	Quarter Ended March 23, 2008
		Horizon
	HL	Logistics	Eliminations	Consolidated
External revenue	$297,806	$8,141	$—	$305,947
Inter-segment revenue	111	43,316	(43,427)	—
Depreciation and amortization	14,985	746	(31)	15,700
Operating income (loss)	12,848	(1,247)	—	11,601
Total assets	929,931	37,494	(32,890)	934,535
Capital expenditures	2,978	466	—	3,444

	Quarter Ended March 25, 2007
		Horizon
	HL	Logistics	Eliminations	Consolidated
External revenue	$272,093	$1,571	$—	$273,664
Inter-segment revenue	—	41,205	(41,205)	—
Depreciation and amortization	14,834	2,514	(121)	17,227
Operating income (loss)	19,112	(2,630)	—	16,482
Capital expenditures	3,168	170	—	3,338
A reconciliation of reportable segment operating income to the consolidated income before income tax expense (benefit) is as follows:

	Quarters Ended
	March 23,	March 25,
	2008	2007
Reportable segment operating income	$11,601	$16,482
Unallocated interest expense, net	9,009	11,214
Unallocated other income, net	(3)	—

Consolidated income before income tax expense (benefit)	$2,595	$5,268

9. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 23,	December 23,
	2008	2007
Vessels	$146,108	$141,776
Containers	24,398	24,522
Chassis	14,928	14,923
Cranes	25,923	25,179
Machinery and equipment	24,133	23,923
Facilities and land improvements	11,845	10,847
Software	30,387	30,214
Other	17,208	20,275

Total property and equipment	294,930	291,659
Accumulated depreciation	(102,905)	(96,980)

Property and equipment, net	$192,025	$194,679

10. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 23,	December 23,
	2008	2007
Customer contracts/relationships	$145,079	$144,824
Trademarks	63,800	63,800
Deferred financing costs	12,947	12,872
Non-compete agreements	262	262

Total intangibles with definite lives	222,088	221,758
Accumulated amortization	(75,741)	(69,727)

Net intangibles with definite lives	146,347	152,031
Goodwill	334,718	334,671

Intangible assets, net	$481,065	$486,702

11. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 23,	December 23,
	2008	2007
Vessel operations	$22,048	$23,064
Fuel	13,055	14,885
Marine operations	13,703	9,682
Terminal operations	12,100	9,278
Interest	4,722	6,986
Other liabilities	30,666	31,132

Total other accrued liabilities	$96,294	$95,027

12. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 23,	December 23,
	2008	2007
Senior credit facility	$303,437	$247,000
4.25% convertible senior notes	330,000	330,000
Other	1,936	2,006

Total long-term debt	635,373	579,006
Current portion	(6,537)	(6,537)

Long-term debt, net of current	$628,836	$572,469

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
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of March 23, 2008, $303.4 million was outstanding under the Senior Credit Facility, which included a $123.4 million term loan and borrowings of $180.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of March 23, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at March 23, 2008 was approximately 5.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of March 23, 2008).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of March 23, 2008.
4.25% Convertible Senior Notes
On August 8, 2007, the Company issued $330.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 23, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
13. Pension and Post-retirement Benefit Plans
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 23, 2008. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 23, 2008 and March 25, 2007.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $16 thousand during the quarter ended March 23, 2008.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million during each of the quarters ended March 23, 2008 and March 25, 2007.
As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during the quarter ended March 23, 2008.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.9 million during the quarter ended March 23, 2008. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. However, the Company is unable to determine the potential amount of liability, if any, at this time. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

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
The Company believes that between April 22, 2008 and April 24, 2008, three putative class actions were filed against the Company and other domestic ocean carriers, including Sea Star Lines, Trailer Bridge and Crowley. Two of the actions appear to have been filed in the United States District Court for the Southern District of Florida and one appears to have been filed in the United States District Court for the District of Puerto Rico. Although the Company has not yet been formally served in connection with these lawsuits, the Company understands that these three actions allege violations of the federal antitrust laws and related claims and seek damages and injunctive relief. The Company intends to vigorously defend these lawsuits. At this time, management is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company or its operations.
SFL Agreements
In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels. All of the new vessels were deployed in the Company’s modified trade routes between the U.S. west coast and Asia and Guam during 2007.
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
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On March 23, 2008 and December 23, 2007, amounts outstanding on these letters of credit totaled $5.7 million and $6.3 million, respectively.
15. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have any financial impact on the Company’s results of operations and financial position.

During 2007, the FASB published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, such as the convertible notes issued by the Company in August 2007 (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. The proposed change in methodology will affect the calculations of net income and earnings per share. The proposed effective date of FSP APB 14-a was originally for fiscal years beginning after December 15, 2007 and did not permit early application. In March 2008, the FASB re-deliberated the guidance in the proposed FSP and unanimously agreed to permit the FASB staff to proceed with a ballot draft of the final guidance for vote at an upcoming FASB meeting. The final FSP is expected to be substantially as originally proposed in the exposure draft. The FSP will be effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented. The Company is in the process of determining the impact of this proposed FSP.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company’s results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.
16. Subsequent Events
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a fixed interest rate of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment is due on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan.
On April 17, 2008, the Company was served with search warrants and a grand jury subpoena relating to an investigation of pricing practices of ocean carriers operating in the domestic trade. The Company was not informed of the specific subject matter of the government inquiry. The Company is unable to estimate the financial impact, if any, from this investigation.

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
Executive Overview
The quarter ended March 23, 2008 was impacted by rising fuel prices, extremely soft market conditions in Puerto Rico, moderate growth in Hawaii, and winter conditions in Alaska. In addition, a reduction in seafood quotas affected terminal services revenue. Despite these challenges, operating revenue increased as a result of unit revenue improvements resulting from general rate increases, revenue related to acquisitions, increased fuel surcharges to help offset increases in fuel costs, as well as increased space charter revenue. The increase in operating expense is primarily due to higher vessel operating costs due to the deployment of new vessels and an increase in the cost of fuel. During the quarter ended March 23, 2008, the Company completed its share repurchase program by acquiring an additional 1,627,500 shares at a total cost of $29.3 million.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007
	(in thousands)
Operating revenue	$305,947	$273,664
Operating expense	294,346	257,182

Operating income	$11,601	$16,482

Operating ratio	96.2%	94.0%
Revenue containers (units)	66,230	66,921
We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation, and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our Board of Directors and management team to evaluate our operating performance, (ii) the Senior Credit Facility contains covenants that require the Company to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Company of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to EBITDA is included below:

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007
	(in thousands)
Net income	$2,091	$7,052
Interest expense, net	9,009	11,214
Income tax expense (benefit)	504	(1,784)
Depreciation and amortization	15,700	17,227

EBITDA	$27,304	$33,709

Recent Developments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a fixed interest rate of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment is due on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan.

On April 17, 2008, the Company was served with search warrants and a grand jury subpoena relating to an investigation of pricing practices of ocean carriers operating in the domestic trade. The Company was not informed of the specific subject matter of the government inquiry. The Company is unable to estimate the financial impact, if any, from this investigation.
General
The Company’s services can be classified into two principal businesses referred to as Horizon Lines, LLC (“HL”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through HL, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 23,500 cargo containers. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.
The Company, through its wholly owned subsidiary, Horizon Logistics, also offers inland transportation for its customers through its own trucking operations on the U.S. west coast and Alaska, and its integrated logistics services including relationships with third-party truckers, railroads and barge operators in its markets. In addition, Horizon Services Group offers transportation management systems and customized software solutions to shippers, carriers and other supply chain participants.
History
Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 23, 2008. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC.
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

Over 85% of our revenues are generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, and (vi) other non-transportation services.
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
Quarter Ended March 23, 2008 Compared with the Quarter Ended March 25, 2007
HL Segment
HL provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007	Change	% Change
	(in thousands)
Operating revenue	$297,806	$272,093	$25,713	9.4%
Operating expense:
Vessel	103,427	82,721	20,706	25.0%
Marine	49,205	45,766	3,439	7.5%
Inland	47,120	45,645	1,474	3.2%
Land	35,202	31,532	3,670	11.6%
Rolling stock rent	12,007	11,022	986	8.9%

Operating expense	246,961	216,686	30,275	14.0%
Depreciation and amortization	10,611	11,074	(463)	(4.2)%
Amortization of vessel dry-docking	4,374	3,760	614	16.3%
Selling, general and administrative	22,617	21,109	1,508	7.1%
Miscellaneous expense, net	395	352	43	12.2%

Total operating expenses	284,958	252,981	31,977	12.6%

Operating income	$12,848	$19,112	$(6,264)	(32.8)%

Operating ratio	95.7%	93.0%		2.7%
Revenue containers (units)	66,230	66,921	(691)	(1.0)%

Operating Revenue. HL operating revenue increased $25.7 million, or 9.4%, and accounted for approximately 97.3% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$14,559
General rate increases	6,609
Revenue related to acquisition of HSI	4,219
Increase in non-transportation services	2,805
Revenue container volume decrease	(2,479)

Total operating revenue increase	$25,713

The revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico. This revenue container volume decrease is offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 15.2% of total revenue in the quarter ended March 23, 2008 and approximately 11.3% of total revenue in the quarter ended March 25, 2007. We increased our bunker and intermodal fuel surcharges several times throughout 2007 and in the first quarter of 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by lower terminal services revenue.
Operating Expense. The $30.3 million increase in operating expense is primarily due to an increase in fuel costs due to an increase in fuel prices and the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii during 2007, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.
Vessel expense, which is not primarily driven by revenue container volume, increased $20.7 million for the quarter ended March 23, 2008 compared to the quarter ended March 25, 2007. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$15,290
Vessel lease expense increase	6,173
Labor and other vessel operating decrease	(757)

Total vessel expense increase	$20,706

The increase in vessel operating expenses is primarily due to an increase in fuel costs and higher lease expense associated with the new vessels. The $15.3 million increase in fuel costs is comprised of $18.9 million increase due to fuel prices offset by $3.6 million decrease due to lower fuel consumption. Despite having additional active vessels during the quarter ended March 23, 2008, we incurred additional operating expenses associated with three dry-dockings and incurred certain one time expenses associated with the activation of the new vessels during the quarter ended March 25, 2007. We continue to incur labor associated with the vessel in dry-dock while also incurring expenses associated with the spare vessels deployed to serve as dry-dock relief. The reductions were partially offset by higher vessel lay up costs during the quarter ended March 23, 2008.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $49.2 million for the quarter ended March 23, 2008 from $45.8 million during the quarter ended March 25, 2007 due to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.
Inland expense increased to $47.1 million for the quarter ended March 23, 2008 compared to $45.6 million during the quarter ended March 25, 2007. The increase in inland expense is due to $2.4 million in higher fuel costs, offset slightly by lower container volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007	% Change
	($ in thousands)
Land expense:
Maintenance	$12,562	$12,042	4.3%
Terminal overhead	13,885	12,089	14.9%
Yard and gate	6,891	5,741	20.0%
Warehouse	1,864	1,660	12.3%

Total land expense	$35,202	$31,532	11.6%

Non-vessel related maintenance expenses increased primarily due to $0.5 million of maintenance expenses incurred by HSI. In addition, fuel expenses increased by $0.6 million, offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to the acquisition of HSI and labor and other inflationary increases. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in reefer monitoring.
Depreciation and Amortization. Depreciation and amortization was $10.6 million during the quarter ended March 23, 2008 compared to $11.1 million for the quarter ended March 25, 2007. The decrease is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,496	$2,729	(8.5)%
Depreciation and amortization—other	3,037	3,455	(12.1)%
Amortization of intangible assets	5,078	4,890	3.8%

Total depreciation and amortization	$10,611	$11,074	(4.2)%

Amortization of vessel dry-docking	$4,374	$3,760	16.3%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.4 million during the quarter ended March 23, 2008 compared to $3.8 million for the quarter ended March 25, 2007. This increase is due to nine dry-dockings in 2007. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $22.6 million for the quarter ended March 23, 2008 compared to $21.1 million for the quarter ended March 25, 2007, an increase of $1.5 million or 7.1%. This increase is comprised of an increase of approximately $0.8 million of compensation expense related to stock option and restricted stock grants and $0.7 million related to labor and other inflationary increases.
Miscellaneous Expense, Net. Miscellaneous expense, net of $0.4 million for the quarter ended March 23, 2008 was flat compared to the quarter ended March 25, 2007.

Horizon Logistics Segment
Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007	Change	% Change
	(in thousands)
Operating revenue	$8,141	$1,571	$6,570	418.2%
Operating expense:
Marine	22	—	22	100.0%
Inland	5,275	508	4,767	938.4%
Land	605	487	118	24.2%
Rolling stock rent	107	—	107	100.0%

Operating expense	6,009	995	5,014	503.9%
Depreciation and amortization	715	2,393	(1,678)	(70.1)%
Selling, general and administrative	2,514	784	1,730	220.7%
Miscellaneous expense (income), net	150	29	121	417.2%

Total operating expenses	9,388	4,201	5,187	123.5%

Operating loss	$(1,247)	$(2,630)	$1,383	52.6%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.7% of consolidated operating revenue. Approximately $5.9 million of the $6.6 million increase during the quarter ended March 23, 2008 is due to the acquisition of Aero Logistics.
Operating Expense. Operating expense increased to $6.0 million for the quarter ended March 23, 2008 compared to $1.0 million for the quarter ended March 25, 2007, an increase of $5.0 million. The increase in operating expense is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.
Depreciation and Amortization. Depreciation and amortization was $0.7 million during the quarter ended March 23, 2008 compared to $2.4 million for the quarter ended March 25, 2007. The decrease is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Quarter Ended	Quarter Ended
	March 23, 2008	March 25, 2007	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$451	$2,393	(81.2)%
Amortization of intangible assets	264	—	100.0%

Total depreciation and amortization	$715	$2,393	(70.1)%

Selling, General and Administrative. Selling, general and administrative costs increased to $2.5 million for the quarter ended March 23, 2008 compared to $0.8 million for the quarter ended March 25, 2007, an increase of $1.7 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $9.0 million for the quarter ended March 23, 2008 compared to $11.2 million for the quarter ended March 25, 2007, a decrease of $2.2 million or 20.0%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.
Income Tax Expense (Benefit). The Company’s effective tax rate for the quarters ended March 23, 2008 and March 25, 2007 was 19.4% and (33.9)%, respectively. During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During the first quarter of 2007, the Company recorded a $2.5 million, or $0.08 per diluted share, tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes. Excluding the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 14.1% for the quarter ended March 25, 2007. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.

Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings generated from operations and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, (vii) share repurchases, (vii) premiums associated with the tender offer and (ix) purchases of equity instruments in conjunction with the Notes. Cash totaled $3.3 million at March 23, 2008. As of March 23, 2008, $64.3 million was available for borrowing under the $250.0 million revolving credit facility, after taking into account $180.0 million outstanding under the revolver and $5.7 million utilized for outstanding letters of credit.
Operating Activities
Net cash used in operating activities was $23.1 million for the quarter ended March 23, 2008 compared to $38.2 million for the quarter ended March 25, 2007, a decrease of $15.1 million. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Decrease in vessel payments in excess of accrual	$18,555
Decrease in management bonus payments	10,500
Earnings adjusted for non-cash charges	(5,753)
Interest payments in excess of accrual (a)	(6,469)
Other decreases in working capital, net	(1,767)

$15,066

(a)	This increase is primarily due to the February 2008 semi-annual interest payment on the Company’s convertible notes, slightly offset by lower interest rates payable on outstanding debt.
Investing Activities
Net cash used in investing activities was $3.5 million for the quarter ended March 23, 2008 compared to $2.8 million for the quarter ended March 25, 2007. The $0.7 million increase is primarily due to a $0.2 million purchase price adjustment related to the working capital received as part of the acquisition of Aero Logistics and a $0.5 million decrease in proceeds from the sale of equipment.
Financing Activities
Net cash provided by financing activities during the quarter ended March 23, 2008 was $23.6 million compared to net cash used in financing activities of $8.8 million for the quarter ended March 25, 2007. The net cash provided by financing activities during the quarter ended March 23, 2008 included $58.0 million, net of repayments, borrowed under the Senior Credit Facility. The net cash used in financing activities during the quarter ended March 25, 2007 includes a $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific.
On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company completed its share repurchase program by acquiring a total of 2,800,200 shares at a total cost of $50.0 million, including the purchase of 1,627,500 shares at a total cost of $29.3 million during the quarter ended March 23, 2008. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future. The Company expects to fund future share repurchases with either, or a combination of, existing cash on hand or borrowings under its revolving credit facility.

Outlook
Horizon Lines continues to experience extremely soft market conditions in Puerto Rico, stable market conditions in Hawaii and favorable market conditions in Alaska. In addition, we are facing the overall slowdown in the U.S. economy, rising fuel prices, and lower terminal services revenues. We expect approximately 0.5% in revenue container volume growth and approximately 1.5% revenue growth in 2008 due to more favorable cargo mix and general rate increases, as compared to our previous expectations of 1.5% in revenue container volume growth and approximately 2.5% revenue growth. Horizon Logistics will continue to provide integrated logistics services, including rail, trucking, and distribution services to the Company, and is pursuing additional third party logistics business. Since Horizon Logistics is in the infancy stages of its existence, we do not expect the third party business to be significant in 2008. We will continue our EDGE process initiatives improvements and cost constraint efforts in both our liner and logistics divisions. Fuel is a significant expense for our operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control. Continued volatility in fuel prices could impact our profitability because adjustments in our fuel surcharges lag changes in actual fuel prices paid. Further, the ultimate extent of the U.S. economic slowdown and its impact on our business is unknown. As a result of these factors, we are revising our 2008 earnings per share expectations from $2.01 — $2.26 to $1.30 — $1.69.
Capital Requirements
Our current and future capital needs relate primarily to debt service, maintenance and improvement of our vessel fleet, and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $25.0-$30.0 million. Such capital expenditures will include continued redevelopment of our San Juan, Puerto Rico terminal, vessel regulatory and maintenance initiatives and other terminal infrastructure and equipment. In addition, expenditures for vessel dry-docking payments are estimated at $19.0 million for the next twelve months.
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
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of March 23, 2008, $303.4 million was outstanding under the Senior Credit Facility, which included a $123.4 million term loan and borrowings of $180.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of March 23, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at March 23, 2008 was approximately 5.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of March 23, 2008).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of March 23, 2008.
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a fixed interest rate of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment is due on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan.

4.25% Convertible Senior Notes
On August 8, 2007, the Company issued $330.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 23, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of March 23, 2008, the Company had outstanding a $123.4 million term loan and $180.0 million under the revolving credit facility, which bear interest at variable rates. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on the term loan and $0.5 million on the revolving credit facility.
Subsequent to March 23, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a fixed interest rate of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment is due on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan.
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter ended March 23, 2008 is as follows (in thousands):

	Quarter Ended
	March 23, 2008
Pretax income	$2,595
Interest expense	9,043
Rentals	8,953

Total fixed charges	$17,996

Pretax earnings plus fixed charges	$20,591

Ratio of earnings to fixed charges	1.14	x
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have any financial impact on the Company’s results of operations and financial position.

During 2007, the FASB published for comment a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, such as the convertible notes issued by the Company in August 2007 (“FSP APB 14-a”). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. The proposed change in methodology will affect the calculations of net income and earnings per share. The proposed effective date of FSP APB 14-a was originally for fiscal years beginning after December 15, 2007 and did not permit early application. In March 2008, the FASB Board re-deliberated the guidance in the proposed FSP and unanimously agreed to permit the FASB staff to proceed with a ballot draft of the final guidance for vote at an upcoming FASB meeting. The final FSP is expected to be substantially as originally proposed in the exposure draft. The FSP will be effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented. The Company is in the process of determining the impact of this proposed FSP.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company’s results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
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

Factors that may cause actual results to differ from expected results include: changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); rising fuel prices; our substantial debt; restrictive covenants under our debt agreements; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; adverse tax audits and other tax matters; and legal or other proceedings to which we are or may become subject.
In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices. Our policy includes entering into derivative instruments in order to mitigate our risks.
Exposure relating to our Senior Credit Facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 23, 2007. There have been no material changes to these market risks since December 23, 2007.
There have been no material changes in the quantitative and qualitative disclosures about market risk since December 23, 2007. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Form 10-K for the fiscal year ended December 23, 2007.
4. Controls and Procedures
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 23, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of March 23, 2008.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 23, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company believes that between April 22, 2008 and April 24, 2008, three putative class actions were filed against the Company and other domestic ocean carriers, including Sea Star Lines, Trailer Bridge and Crowley. Two of the actions appear to have been filed in the United States District Court for the Southern District of Florida and one appears to have been filed in the United States District Court for the District of Puerto Rico. Although the Company has not yet been formally served in connection with these lawsuits, the Company understands that these three actions allege violations of the federal antitrust laws and related claims and seek damages and injunctive relief. The Company intends to vigorously defend these lawsuits. At this time, management is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company or its operations.
1A. Risk Factors
Except as disclosed below, there have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 23, 2007.
The Company has received a Department of Justice subpoena, and a government investigation could have a material effect on our business.
On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) relating to an investigation of pricing practices of certain domestic ocean carriers. The subpoena requests that the Company furnish to the DOJ records and other information with respect to the Company’s ocean shipping business. The Company is cooperating with the DOJ investigation.
At this time, the Company is not able to determine what the result, if any, of the investigation will be. It is possible that the government investigation may lead to a criminal conviction or settlement providing for the payment of fines. The investigation also may lead to civil lawsuits being filed against the Company or a disruption in the Company’s relations with customers. It is also possible that the outcome of the investigation would damage the reputation of the Company and might impair the ability of the Company to conduct its ocean shipping business in one or more of the domestic trade lanes.
In addition, the Company believes that three purported class action lawsuits were filed as of April 24, 2008, seeking damages for alleged violations of antitrust laws by certain domestic shipping carriers. None of the complaints have been served upon the Company, but the Company believes that it is named as a defendant, as well as a number of other domestic shipping carriers. It is not possible to predict whether additional suits will be filed, and it is also not possible to predict the outcome of such litigation. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in legal proceedings could be material to the Company’s results of operations, financial condition or cash flows.
2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company of its common stock for each month included in its first fiscal quarter of 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares
			Publicly	that May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid	Plans or	the Plans or
Period	Purchased	per Share(1)	Programs(2)	Programs(2)
12/24/07-01/20/08	1,058,700	$17.72	1,058,700	$10.5 million
01/21/08-02/17/08	568,800	$18.52	568,800	$—
02/18/08-03/23/08	N/A	N/A	N/A	$—

Quarter ended March 23, 2008:	1,627,500	$18.00	1,627,500	$—

(1)	The average price paid per share does not include the cost of commissions.

(2)	On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.7 million under this program during the fourth quarter of 2007. The Company completed its share repurchase program during the quarter ended March 23, 2008, acquiring an additional 1,627,500 shares at a total cost of $29.3 million. Although the Company does not currently intend to repurchase additional shares, the Company will continue to evaluate market conditions and may, subject to approval by the Company’s Board of Directors, repurchase additional shares of its common stock in the future. All share repurchases during the fourth quarter of 2007 and during the first quarter of 2008 were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. Repurchased shares have been accounted for as treasury stock.

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
Date: April 25, 2008

HORIZON LINES, INC.
By:	/s/ Michael T. Avara
Michael T. Avara
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