Form 10-Q
period 2008-06-22
Horizon Lines, Inc.
filed 2008-07-25
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 22, 2008
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-32627
HORIZON LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3123672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4064 Colony Road, Suite 200, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)
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
At July 23, 2008, 29,972,376 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 22,	December 23,
	2008	2007(1)
Assets
Current assets
Cash	$23,953	$6,276
Accounts receivable, net of allowance of $7,385 and $6,191 at June 22, 2008 and December 23, 2007, respectively	159,244	140,820
Deferred tax asset	11,638	13,792
Prepaid vessel rent	8,685	4,361
Materials and supplies	35,695	31,576
Other current assets	10,012	10,446

Total current assets	249,227	207,271
Property and equipment, net	189,735	194,679
Goodwill	334,718	334,671
Intangible assets, net	140,410	152,031
Deferred tax asset	4,242	4,060
Other long-term assets	32,070	33,729

Total assets	$950,402	$926,441

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,416	$40,225
Current portion of long-term debt	6,543	6,537
Accrued vessel rent	—	6,503
Other accrued liabilities	114,657	95,027

Total current liabilities	149,616	148,292
Long-term debt, net of current	617,196	572,469
Deferred rent	29,294	31,531
Other long-term liabilities	20,856	19,571

Total liabilities	816,962	771,863

Stockholders’ equity
Common stock, $.01 par value, 100,000 shares authorized, 33,733 shares issued and 29,933 shares outstanding as of June 22, 2008 and 50,000 shares authorized, 33,674 shares issued and 31,502 shares outstanding as of December 23, 2007	337	337
Treasury stock, 3,800 and 2,172 shares at cost as of June 22, 2008 and December 23, 2007, respectively	(78,538)	(49,208)
Additional paid in capital	166,870	163,760
Retained earnings	42,671	39,994
Accumulated other comprehensive income (loss)	2,100	(305)

Total stockholders’ equity	133,440	154,578

Total liabilities and stockholders’ equity	$950,402	$926,441

(1)	The balance sheet at December 23, 2007 has been derived from the audited financial statements of Horizon Lines, Inc.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007
Operating revenue	$330,958	$295,701	$636,905	$569,365
Operating expense:
Cost of services (excluding depreciation expense)	268,699	234,447	521,669	452,128
Depreciation and amortization	11,550	12,583	22,875	26,050
Amortization of vessel dry-docking	4,400	4,559	8,775	8,319
Selling, general and administrative	28,873	21,510	54,004	43,403
Miscellaneous expense (income), net	752	(303)	1,297	81

Total operating expense	314,274	272,796	608,620	529,981

Operating income	16,684	22,905	28,285	39,384
Other expense:
Interest expense, net	8,147	11,663	17,156	22,876
Loss on early extinguishment of debt	—	564	—	564
Other expense, net	4	25	1	23

Income before income tax expense (benefit)	8,533	10,653	11,128	15,921
Income tax expense (benefit)	1,298	1,093	1,802	(691)

Net income	$7,235	$9,560	$9,326	$16,612

Net income per share:
Basic	$0.24	$0.28	$0.31	$0.49
Diluted	$0.24	$0.28	$0.31	$0.49

Number of shares used in calculations:
Basic	29,919	33,635	30,105	33,624
Diluted	30,163	34,312	30,514	34,253

Dividends declared per common share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 22,	June 24,
	2008	2007
Cash flows from operating activities:
Net income	$9,326	$16,612
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,211	16,270
Amortization of other intangible assets	10,664	9,780
Amortization of vessel dry-docking	8,775	8,319
Amortization of deferred financing costs	1,347	1,586
Deferred income taxes	1,972	(1,365)
Gain on equipment disposals	(23)	(354)
Stock-based compensation	2,377	1,169
Loss on early extinguishment of debt	—	564
Accretion of interest on 11% senior discount notes	—	4,928
Changes in operating assets and liabilities:
Accounts receivable	(18,425)	(24,478)
Materials and supplies	(4,118)	(3,376)
Other current assets	435	(1,514)
Accounts payable	(11,913)	(5,804)
Accrued liabilities	22,786	(8,141)
Vessel rent	(12,670)	(33,339)
Vessel dry-docking payments	(6,544)	(9,064)
Other assets/liabilities	362	(795)

Net cash provided by (used in) operating activities	16,562	(29,002)

Cash flows from investing activities:
Purchases of property and equipment	(7,462)	(10,377)
Purchase of business	(198)	—
Proceeds from the sale of property and equipment	208	2,650

Net cash used in investing activities	(7,452)	(7,727)

Cash flows from financing activities:
Payments on long-term debt	(3,267)	(30,636)
Borrowing under revolving credit facility	73,000	—
Payments on revolving credit facility	(25,000)	—
Dividends to stockholders	(6,649)	(7,407)
Purchase of treasury stock	(29,330)	—
Payments of financing costs	(137)	(42)
Payments on capital lease obligation	(60)	(93)
Common stock issued under employee stock purchase plan	10	8
Proceeds from exercise of stock options	—	84

Net cash provided by (used in) financing activities	8,567	(38,086)

Net increase (decrease) in cash	17,677	(74,815)
Cash at beginning of period	6,276	93,949

Cash at end of period	$23,953	$19,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. Horizon Lines operates as a domestic container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Horizon Lines also offers terminal services. Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. HLPR operates as an agent for Horizon Lines and also provides terminal services in Puerto Rico.
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
The financial statements as of June 22, 2008 and the financial statements for the quarters and six months ended June 22, 2008 and June 24, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
3. Acquisitions
On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider (3-PL), for approximately $27.5 million in cash. As of June 22, 2008, $0.5 million is being held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. Aero Logistics provides air, less than truckload (“LTL”) brokerage, warehousing and international expedited transport services. Aero Logistics’ results of operations have been included in the Company’s consolidated financial statements since the third quarter of 2007 and are included in the Horizon Logistics segment.
On June 26, 2007, the Company completed the purchase of Hawaii Stevedores, Inc. (“HSI”) for approximately $4.1 million in cash, net of cash acquired. HSI is a full service provider of stevedoring and marine terminal services in Hawaii. HSI’s results of operations have been included in the Company’s consolidated financial statements since the third quarter of 2007 and are included in the Horizon Lines segment.
The following table presents pro-forma financial information as though the acquisitions had occurred on December 25, 2006 (in thousands except per share amounts):

	Quarter Ended	Six Months Ended
	June 24,	June 24,
	2007	2007

Operating revenue	$306,399	$591,794
Net income	9,180	16,227
Earnings per share (basic)	0.27	0.48
Earnings per share (diluted)	0.27	0.48

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
Compensation costs related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of income (in thousands):

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007

Stock options	$361	$483	$844	$701
Restricted stock	745	294	1,368	357
ESPP	85	58	165	111

Total	$1,191	$835	$2,377	$1,169

The Company recognized a deferred tax asset related to stock-based compensation of $0.3 million and $0.4 million during the quarter and six months ended June 22, 2008, respectively, and $0.6 million and $0.8 million during the quarter and six months ended June 24, 2007, respectively.
Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of option activity under the Plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 23, 2007	1,599,008	$15.93
Granted (a)	199,000	14.63
Exercised	—
Forfeited	(163,154)	15.27

Outstanding at June 22, 2008	1,634,854	$15.84	8.04	$1,114

Vested or expected to vest at June 22, 2008	1,589,571	$15.71	8.02	$1,106

Exercisable at June 22, 2008	34,562	$10.00	7.27	$68

(a)	On April 24, 2008, the Company granted options to certain employees of the Company and its subsidiaries to purchase shares of its common stock at a price of $14.63 per share. Each option is scheduled to cliff vest and become fully exercisable on April 24, 2011, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The fair value of the options on the date of the grant was $4.05 per share.

As of June 22, 2008, there was $3.3 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 1.0 year.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of June 22, 2008 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 23, 2007	307,559	$27.54
Granted (a)	169,077	14.14
Vested	(17,440)	34.42
Forfeited	(42,734)	28.12

Nonvested at June 22, 2008	416,462	$21.75

(a)	On June 3, 2008, the Company granted 4,502 shares of restricted stock each to all non-employee members on the Company’s Board of Directors. The grant date fair value of the restricted shares was $13.33 per share and the shares will vest in full on June 3, 2009. On May 7, 2008, the Company granted 5,757 shares of restricted stock to the lead independent director of the Company’s Board of Directors. The grant date fair value of the restricted shares was $10.35 per share and the shares will vest in full on June 2, 2009. On April 24, 2008, the Company granted a total of 118,300 shares of restricted stock to certain employees of the Company and its subsidiaries. The restricted shares will vest in full on April 24, 2011 provided an earnings per share performance target for the Company’s fiscal year 2010 is met. If such target is not met, the restricted shares may vest in full on April 24th during each of the years 2012 through 2014, provided an earnings per share performance target for the preceding fiscal year of the Company is met. If the restricted shares have not vested by April 24, 2014, the restricted shares will be forfeited. In order for the restricted shares to vest on any vesting date, the employee who was granted such restricted shares must have been continuously employed by the Company and its subsidiaries through such date. The grant date fair value of the restricted shares was $14.63 per share.
As of June 22, 2008, there was $6.2 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.
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
Earnings per share are as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007
Numerator:
Net income	$7,235	$9,560	$9,326	$16,612

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	29,919	33,635	30,105	33,624

Effect of dilutive securities:
Stock-based compensation	244	677	409	629

Denominator for diluted net income per common share	30,163	34,312	30,514	34,253

Basic net income per common share	$0.24	$0.28	$0.31	$0.49

Diluted net income per common share	$0.24	$0.28	$0.31	$0.49

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
7. Comprehensive Income
Comprehensive income is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007

Net income	$7,235	$9,560	$9,326	$16,612
Change in fair value of interest rate swap	2,373	—	2,373	—
Amortization of pension and post-retirement benefit transition obligation	26	25	31	50

Comprehensive income	$9,634	$9,585	$11,730	$16,662

8. Segment Reporting
Currently, the Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, operating a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s customized logistics solutions and Horizon Services Group and to focus on the growth and further development of the Company’s fully integrated logistics services. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was the core container shipping services and terminal services.
Prior to 2008, the Company did not maintain a separate business plan for Horizon Logistics. As such, the Company’s chief operating decision maker did not evaluate the performance of Horizon Logistics separately from that of Horizon Lines. During the first quarter of 2008, the Company began measuring the financial results for both Horizon Lines and Horizon Logistics separately. Therefore, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company separately reports Horizon Lines and Horizon Logistics as segments.

Inter-segment revenues are presented at prices which approximate cost. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarter and six months ended June 24, 2007 has been reclassified to conform to the presentation for the quarter and six months ended June 22, 2008. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters and six months ended June 22, 2008 and June 24, 2007 (in thousands):

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007
Operating revenue:
Horizon Lines	$323,036	$294,229	$620,953	$566,323
Horizon Logistics	57,249	45,942	108,706	88,718

	380,285	340,171	729,659	655,041
Inter-segment revenue	(49,327)	(44,470)	(92,754)	(85,676)

Consolidated operating revenue	$330,958	$295,701	$636,905	$569,365

Depreciation and amortization:
Horizon Lines	$15,217	$14,709	$30,201	$29,542
Horizon Logistics	733	2,433	1,479	4,948

	15,950	17,142	31,680	34,490
Eliminations	—	—	(30)	(121)

Total depreciation and amortization	$15,950	$17,142	$31,650	$34,369

Segment operating income (loss):
Horizon Lines	$18,028	$25,791	$30,878	$44,901
Horizon Logistics	(1,344)	(2,886)	(2,593)	(5,517)

Total operating income	16,684	22,905	28,285	39,384

Unallocated interest expense, net	8,147	11,663	17,156	22,876
Loss on early extinguishment of debt	—	564	—	564
Unallocated other expense, net	4	25	1	23

Consolidated income before income tax expense (benefit)	$8,533	$10,653	$11,128	$15,921

Capital expenditures:
Horizon Lines	$3,452	$6,853	$6,430	$10,021
Horizon Logistics	566	186	1,032	356

Total capital expenditures	$4,018	$7,039	$7,462	$10,377

June 22,
2008
Segment assets:
Horizon Lines	$945,224
Horizon Logistics	38,068

983,292
Eliminations	(32,890)

Consolidated assets	$950,402

9. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 22,	December 23,
	2008	2007
Vessels	$147,085	$141,776
Containers	24,306	24,522
Chassis	14,919	14,923
Cranes	26,336	25,179
Machinery and equipment	24,030	23,923
Facilities and land improvements	12,284	10,847
Software	31,422	30,214
Construction in progress	18,307	20,275

Total property and equipment	298,689	291,659
Accumulated depreciation	(108,954)	(96,980)

Property and equipment, net	$189,735	$194,679

10. Intangible Assets
Intangible assets consist of the following (in thousands):

	June 22,	December 23,
	2008	2007
Customer contracts/relationships	$145,079	$144,824
Trademarks	63,800	63,800
Deferred financing costs	13,007	12,872
Non-compete agreements	262	262

Total intangibles with definite lives	222,148	221,758
Accumulated amortization	(81,738)	(69,727)

Net intangibles with definite lives	140,410	152,031
Goodwill	334,718	334,671

Intangible assets, net	$475,128	$486,702

11. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 22,	December 23,
	2008	2007
Vessel operations	$21,236	$23,064
Fuel	21,596	14,885
Marine operations	14,888	9,682
Terminal operations	12,737	9,278
Interest	7,249	6,986
Other liabilities	36,951	31,132

Total other accrued liabilities	$114,657	$95,027

12. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 22,	December 23,
	2008	2007
Senior credit facility
Term loan	$121,875	$125,000
Revolving credit facility	170,000	122,000
4.25% convertible senior notes	330,000	330,000
Other	1,864	2,006

Total long-term debt	623,739	579,006
Current portion	(6,543)	(6,537)

Long-term debt, net of current	$617,196	$572,469

Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The obligations are secured by substantially all of the owned assets of the Company. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of June 22, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at June 22, 2008 was approximately 4.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of June 22, 2008). As of June 22, 2008, $73.1 million was available for borrowing under the revolving credit facility, after taking into account $170.0 million outstanding under the revolver and $6.9 million utilized for outstanding letters of credit.
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of June 22, 2008.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment was made on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 22, 2008, the Company recorded an asset of $3.8 million, included in other long-term assets, in the accompanying consolidated balance sheet. The Company also recorded $2.4 million (net of tax of $1.4 million) in other comprehensive income for the quarter and six months ended June 22, 2008. No hedge ineffectiveness was recorded during the quarter and six months ended June 22, 2008.

4.25% Convertible Senior Notes
On August 8, 2007, the Company issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 22, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company has obtained approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.
In accordance with SFAS 128, the Notes and the warrants sold in connection with the hedge transactions will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes or exercise of the warrants, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Other Debt
In conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.

13. Fair Value Measurement
On December 24, 2007, the Company adopted SFAS No. 157. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
The unrealized gain on the interest rate swap of $3.8 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of June 22, 2008.
14. Pension and Post-retirement Benefit Plans
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 22, 2008. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 22, 2008 and June 24, 2007 and $0.2 million during each of the six months ended June 22, 2008 and June 24, 2007.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $16 thousand and $33 thousand during the quarter and six months ended June 22, 2008.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million during each of the quarters ended June 22, 2008 and June 24, 2007 and $0.3 million during each of the six months ended June 22, 2008 and June 24, 2007.
As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million and $0.2 million during the quarter and six months ended June 22, 2008.

Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.4 million and $4.7 million during the quarter and six months ended June 22, 2008, respectively, and $2.4 million and $4.8 million during the quarter and six months ended June 24, 2007, respectively. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
15. Commitments and Contingencies
Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. The Company intends to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Thirty-five cases were filed between April 22, 2008, and July 24, 2008, in the following federal district courts: seven in the Southern District of Florida, five in the Middle District of Florida, eleven in the District of Puerto Rico, seven in the Northern District of California, two in the Central District of California, one in the District of Oregon and two in the Western District of Washington. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. In addition, on July 9, 2008, a complaint was filed in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers by a customer alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.
The Company is seeking that all of the foregoing federal district court cases that relate to ocean shipping services in the Puerto Rico tradelane be transferred to the U.S. District Court for the Middle District of Florida for consolidated proceedings. The Company is seeking that all of the foregoing federal district court cases that relate to ocean shipping services in the Hawaii and Pacific tradelane be transferred to the Western District of Washington for consolidated proceedings.
The Company is unable to predict the outcome of these suits. It is possible that the Company could suffer criminal prosecution, substantial fines or penalties or civil penalties, include significant monetary damages as a result of these matters. As a result of the uncertainty of outcomes, as of July 25, 2008, the Company had not established any reserves for potential unfavorable outcomes related to these proceedings. The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company’s business, results of operations or financial condition.
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

In addition, the Company has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If the Company elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt related to each purchased vessel, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If the Company elects not to purchase the new vessels at the end of the initial twelve-year period and SFL sells the new vessels for less than a specified amount, the Company is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by SFL to an affiliated party for less than a different specified amount, the Company has the right to purchase the new vessels for that different specified amount.
Although the Company is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, the Company has an interest in the variable interest entities. Based on the Company’s analysis of the expected cash flows related to the variable interest entity, the Company believes only a remote likelihood exists that it would become the primary beneficiary of the variable interest entity and would be required to consolidate the variable interest entity. Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On June 22, 2008 and December 23, 2007, amounts outstanding on these letters of credit totaled $6.9 million and $6.3 million, respectively.
16. Recent Accounting Pronouncements
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 12) are within the scope of FSP APB 14-1. As such, the Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for the quarter and six months ended June 22, 2008 and fiscal year ended December 23, 2007 as follows (in thousands except per share amounts):

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Interest expense, net	$8,147	$2,206	$10,353	$17,156	$4,357	$21,513
Income tax expense	1,298	(829)	469	1,802	(1,638)	164
Net income	7,235	(1,377)	5,858	9,326	(2,719)	6,607

Net income per share
Basic	0.24	(0.05)	0.19	0.31	(0.09)	0.22
Diluted	0.24	(0.05)	0.19	0.31	(0.09)	0.22

	Year Ended December 23, 2007
	As		As
	Reported	Adjustments	Adjusted
Interest expense, net	$41,672	$3,204	$44,876
Income tax benefit	(13,983)	(1,205)	(15,188)
Net income	28,859	(1,999)	26,860

Net income per share
Basic	0.87	(0.06)	0.81
Diluted	0.85	(0.06)	0.79

In addition, the Company will record the following estimated amounts as additional non-cash interest expense upon the adoption of FSP APB 14-1 (in thousands):

Fiscal Year
2008	$8,901
2009	10,011
2010	11,060
2011	11,765
2012	4,821
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is in the process of determining the impact the adoption of SFAS 162 will have on its consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the Company does not expect it to have an impact on its results of operations or financial position.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have a financial impact on the Company’s results of operations and financial position.
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have a financial impact on the Company’s results of operations and financial position.

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
Executive Overview
The quarter and six months ended June 22, 2008 were impacted by continued soft market conditions in Puerto Rico, moderate growth in Hawaii and rising fuel prices. In addition, lower volumes and a reduction in seafood quotas affected terminal services revenue. Despite these challenges, operating revenue increased as a result of increased fuel surcharges to help offset increases in fuel costs, unit revenue improvements resulting from general rate increases, increased space charter revenue, and revenue related to acquisitions. The increase in operating expense is primarily attributable to higher vessel operating costs due to the deployment of five new vessels during 2007, an increase in the cost of fuel, and an increase in selling, general and administrative expenses due to the Department of Justice antitrust investigation and related legal proceedings and higher compensation costs.

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007
	($ in thousands)
Operating revenue	$330,958	$295,701	$636,905	$569,365
Operating expense	314,274	272,796	608,620	529,981

Operating income	$16,684	$22,905	$28,285	$39,384

Operating ratio	95.0%	92.3%	95.6%	93.1%
Revenue containers (units)	71,169	72,894	137,399	139,815
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

	Quarters Ended		Six Months Ended
	June 22,	June 24,	June 22,	June 24,
	2008	2007	2008	2007
	(in thousands)
Net income	$7,235	$9,560	$9,326	$16,612
Interest expense, net	8,147	11,663	17,156	22,876
Income tax expense (benefit)	1,298	1,093	1,802	(691)
Depreciation and amortization	15,950	17,142	31,650	34,369

EBITDA	$32,630	$39,458	$59,934	$73,166

Recent Developments
The contract covering the Company’s union employees represented by the International Longshore & Warehouse Union expired on July 1, 2008. Negotiations on a new labor contract are ongoing and the employees who are covered under the agreement are continuing to work while a new agreement is negotiated. The Company does not expect that the expiration of the contract will lead to any labor interruptions.
General
The Company’s has two principal businesses referred to as Horizon Lines, LLC (“Horizon Lines”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through Horizon Lines, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 23,000 cargo containers. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the five ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended June 22, 2008. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC.
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.
Results of Operations
Operating Revenue Overview
We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. At times, there is a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in lower recovery of our fuel costs during sharp hikes in the price of fuel and improvements in recovery of our fuel costs when fuel prices level off or decline.

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
Cost of Services Overview
Our cost of services consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.
Quarter Ended June 22, 2008 Compared with the Quarter Ended June 24, 2007
Horizon Lines Segment
Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	June 22,	June 24,
	2008	2007	Change	% Change
		($ in thousands)
Operating revenue	$322,170	$294,229	$27,941	9.5%
Operating expense:
Vessel	109,943	93,158	16,785	18.0%
Marine	50,969	48,226	2,743	5.7%
Inland	53,086	49,569	3,517	7.1%
Land	37,119	31,569	5,550	17.6%
Rolling stock rent	10,830	10,988	(158)	(1.4)%

Cost of services	261,947	233,510	28,437	12.2%
Depreciation and amortization	10,817	10,150	667	6.6%
Amortization of vessel dry-docking	4,400	4,559	(159)	(3.5)%
Selling, general and administrative	26,262	20,569	5,693	27.7%
Miscellaneous expense (income), net	716	(350)	1,066	304.6%

Total operating expense	304,142	268,438	35,704	13.3%

Operating income	$18,028	$25,791	$(7,763)	(30.1)%

Operating ratio	94.4%	91.2%		3.2%
Revenue containers (units)	71,169	72,894	(1,725)	(2.4)%

Operating Revenue. Horizon Lines operating revenue increased $27.9 million, or 9.5%, and accounted for approximately 97.3% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$18,352
General rate increases	6,754
Increase in non-transportation services	4,614
Revenue related to acquisition of HSI	4,449
Revenue container volume decrease	(6,228)

Total operating revenue increase	$27,941

The revenue container volume declines are primarily due to overall soft market conditions in Puerto Rico, partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 16.5% of total revenue in the quarter ended June 22, 2008 and approximately 11.8% of total revenue in the quarter ended June 24, 2007. We increased our bunker and intermodal fuel surcharges several times throughout 2007 and in the first six months of 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges and the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia.
Cost of Services. The $28.4 million increase in cost of services is primarily due to an increase in fuel costs due to an increase in fuel prices and the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii during 2007, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.
Vessel expense, which is not primarily driven by revenue container volume, increased $16.8 million for the quarter ended June 22, 2008 compared to the quarter ended June 24, 2007. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$16,303
Vessel lease expense increase	2,061
Labor and other vessel operating decrease	(1,579)

Total vessel expense increase	$16,785

The $16.3 million increase in fuel costs is comprised of $20.0 million increase due to fuel prices offset by $3.7 million decrease due to lower fuel consumption and fewer vessel operating days. The decrease in vessel operating days is due to not utilizing our seasonal vessel in Alaska during the quarter ended June 22, 2008, a modification to our Puerto Rico and Houston service and one additional dry-docking during the quarter ended June 24, 2007. The decrease in labor and other vessel operating expense is primarily due to $2.1 million of certain one time expenses associated with the activation of the new vessels during the quarter ended June 24, 2007, offset by higher vessel lay up costs during the quarter ended June 22, 2008.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $51.0 million for the quarter ended June 22, 2008 from $48.2 million during the quarter ended June 24, 2007 due to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.
Inland expense increased to $53.1 million for the quarter ended June 22, 2008 compared to $49.6 million during the quarter ended June 24, 2007. The increase in inland expense is due to $3.9 million in higher fuel costs, offset slightly by lower container volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Land expense:
Maintenance	$13,549	$12,340	9.8%
Terminal overhead	14,793	12,095	22.3%
Yard and gate	6,585	5,462	20.6%
Warehouse	2,192	1,672	31.1%

Total land expense	$37,119	$31,569	17.6%

Non-vessel related maintenance expenses increased primarily due to $1.3 million of additional fuel expenses. In addition, $0.5 million of maintenance expenses incurred by HSI was offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to the acquisition of HSI, a severance charge for several union employees who elected early retirement, and labor and other inflationary increases. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in reefer monitoring.
Depreciation and Amortization. Depreciation and amortization was $10.8 million during the quarter ended June 22, 2008 compared to $10.2 million for the quarter ended June 24, 2007. The increase is due to a reduction in the estimated remaining useful lives of certain assets, partially offset by certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Quarters Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,554	$2,723	(6.2)%
Depreciation and amortization—other	3,184	2,537	25.5%
Amortization of intangible assets	5,079	4,890	3.9%

Total depreciation and amortization	$10,817	$10,150	6.6%

Amortization of vessel dry-docking	$4,400	$4,559	(3.5)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.4 million during the quarter ended June 22, 2008 compared to $4.6 million for the quarter ended June 24, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $26.3 million for the quarter ended June 22, 2008 compared to $20.6 million for the quarter ended June 24, 2007, an increase of $5.7 million or 27.7%. This increase is comprised of $2.4 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings, an increase of approximately $2.3 million in the management bonus accrual, and an increase of approximately $0.4 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous Expense (Income), Net. Miscellaneous expense, net increased $1.1 million during the quarter ended June 22, 2008 compared to the quarter ended June 22, 2007 primarily as a result of a lower gain on the sale of assets during 2008 and lower bad debt expense during 2007.

Horizon Logistics Segment
Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	June 22,	June 24,
	2008	2007	Change	% Change
		(in thousands)
Operating revenue	$8,788	$1,472	$7,316	497.0%
Operating expense:
Inland	5,992	459	5,533	1,205.4%
Land	657	476	181	38.0%
Rolling stock rent	103	—	103	100.0%

Cost of services	6,752	935	5,817	622.1%
Depreciation and amortization	733	2,433	(1,700)	(70.0)%
Selling, general and administrative	2,611	941	1,670	177.5%
Miscellaneous expense, net	36	49	(13)	(26.5)%

Total operating expense	10,132	4,358	5,774	132.5%

Operating loss	$(1,344)	$(2,886)	$1,542	53.4%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.7% of consolidated operating revenue. Approximately $6.1 million of the $7.3 million increase during the quarter ended June 22, 2008 is due to the acquisition of Aero Logistics.
Cost of Services. Cost of services increased to $6.8 million for the quarter ended June 22, 2008 compared to $0.9 million for the quarter ended June 24, 2007, an increase of $5.8 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.
Depreciation and Amortization. Depreciation and amortization was $0.7 million during the quarter ended June 22, 2008 compared to $2.4 million for the quarter ended June 24, 2007. The decrease is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Quarters Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$489	$2,433	(80.0)%
Amortization of intangible assets	244	—	100.0%

Total depreciation and amortization	$733	$2,433	(70.0)%

Selling, General and Administrative. Selling, general and administrative costs increased to $2.6 million for the quarter ended June 22, 2008 compared to $0.9 million for the quarter ended June 24, 2007, an increase of $1.7 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $8.1 million for the quarter ended June 22, 2008 compared to $11.7 million for the quarter ended June 24, 2007, a decrease of $3.6 million or 30.8%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.
Income Tax Expense. The Company’s effective tax rate for the quarters ended June 22, 2008 and June 24, 2007 was 15.2% and 10.3%, respectively. During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.

Six Months Ended June 22, 2008 Compared with the Six Months Ended June 24, 2007
Horizon Lines Segment

	Six Months Ended
	June 22,	June 24,
	2008	2007	Change	% Change
		($ in thousands)
Operating revenue	$620,015	$566,322	$53,693	9.5%
Operating expense:
Vessel	213,370	175,880	37,490	21.3%
Marine	100,196	93,992	6,204	6.6%
Inland	100,098	95,214	4,884	5.1%
Land	72,321	63,101	9,220	14.6%
Rolling stock rent	22,837	22,010	827	3.8%

Cost of services	508,822	450,197	58,625	13.0%
Depreciation and amortization	21,426	21,223	203	1.0%
Amortization of vessel dry-docking	8,775	8,319	456	5.5%
Selling, general and administrative	48,884	41,680	7,204	17.3%
Miscellaneous expense, net	1,230	2	1,228	61,400%

Total operating expense	589,137	521,421	67,716	13.0%

Operating income	$30,878	$44,901	$(14,023)	(31.2)%

Operating ratio	95.0%	92.1%		3.1%
Revenue containers (units)	137,399	139,815	(2,416)	(1.7)%
Operating Revenue. Horizon Lines operating revenue increased $53.7 million, or 9.5%, and accounted for approximately 97.3% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$32,912
General rate increases	13,771
Revenue related to acquisition of HSI	8,646
Increase in non-transportation services	7,059
Revenue container volume decrease	(8,695)

Total operating revenue increase	$53,693

The revenue container volume declines are primarily due to continued overall soft market conditions in Puerto Rico, partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 15.9% of total revenue in the six months ended June 22, 2008 and approximately 11.6% of total revenue in the six months ended June 24, 2007. We increased our bunker and intermodal fuel surcharges several times throughout 2007 and in the six months of 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges and the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by a decrease due to vessel charter revenue during 2007 and lower terminal services revenue. Prior to deploying one of the new vessels into the expanded service, we charted this vessel to a third party.
Cost of Services. The $58.6 million increase in cost of services is primarily due to an increase in fuel costs due to an increase in fuel prices and the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii during 2007, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, increased $37.5 million for the six months ended June 22, 2008 compared to the six months ended June 24, 2007. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$31,593
Vessel lease expense increase	8,203
Labor and other vessel operating decrease	(2,306)

Total vessel expense increase	$37,490

The $31.6 million increase in fuel costs is comprised of $38.9 million increase in fuel prices offset by a $7.3 million decrease due to lower fuel consumption despite an increase in vessel operating days. The decrease in labor and other vessel operating expense decreased is due to additional operating expenses associated with five dry-dockings and $3.2 million related to certain one time expenses associated with the activation of the new vessels during the six months ended June 24, 2007. We continue to incur labor expenses associated with the vessel in dry-dock while also incurring expenses associated with the spare vessels deployed to serve as dry-dock relief. The reductions were partially offset by higher vessel lay up costs during the six months ended June 22, 2008.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $100.2 million for the six months ended June 22, 2008 from $94.0 million during the six months ended June 24, 2007 due to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.
Inland expense increased to $100.1 million for the six months ended June 22, 2008 compared to $95.2 million during the six months ended June 24, 2007. The increase in inland expense is due to $6.4 million in higher fuel costs, offset slightly by lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Six Months Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Land expense:
Maintenance	$26,112	$24,382	7.1%
Terminal overhead	28,677	24,184	18.6%
Yard and gate	13,477	11,203	20.3%
Warehouse	4,055	3,332	21.7%

Total land expense	$72,321	$63,101	14.6%

Non-vessel related maintenance expenses increased primarily due to $1.9 million of additional fuel expenses. In addition, $1.1 million of maintenance expenses incurred by HSI was offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to the acquisition of HSI, a severance charge for several union employees who elected early retirement, and labor and other inflationary increases. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in the monitoring of refrigerated containers.

Depreciation and Amortization. Depreciation and amortization was $21.4 million during the six months ended June 22, 2008 compared to $21.2 million for the six months ended June 24, 2007. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI is offset by certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Six Months Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$5,051	$5,452	(7.4)%
Depreciation and amortization—other	6,220	5,990	3.8%
Amortization of intangible assets	10,155	9,781	3.8%

Total depreciation and amortization	$21,426	$21,223	1.0%

Amortization of vessel dry-docking	$8,775	$8,319	5.5%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $8.8 million during the six months ended June 22, 2008 compared to $8.3 million for the six months ended June 24, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $48.9 million for the six months ended June 22, 2008 compared to $41.7 million for the six months ended June 24, 2007, an increase of $7.2 million or 17.3%. This increase is comprised of $2.4 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings, an increase of approximately $2.4 million in the management bonus accrual, and an increase of approximately $1.2 million of compensation expense related to stock option and restricted stock grants and $1.0 million related to labor and other inflationary increases.
Miscellaneous Expense, Net. Miscellaneous expense, net increased $1.2 million during the six months ended June 22, 2008 compared to the six months ended June 24, 2007 primarily as a result of a lower gain on the sale of assets during 2008 and lower bad debt expense during 2007.
Horizon Logistics Segment

	Six Months Ended
	June 22,	June 24,
	2008	2007	Change	% Change
		(in thousands)
Operating revenue	$16,890	$3,043	$13,847	455.0%
Operating expense:
Inland	11,375	967	10,408	1,076.3%
Land	1,262	964	298	30.9%
Rolling stock rent	210	—	210	100.0%

Cost of services	12,847	1,931	10,916	565.3%
Depreciation and amortization	1,449	4,827	(3,378)	(70.0)%
Selling, general and administrative	5,120	1,723	3,397	197.2%
Miscellaneous expense, net	67	79	(12)	(15.2)%

Total operating expenses	19,483	8,559	10,924	127.6%

Operating loss	$(2,593)	$(5,517)	$2,924	53.0%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.7% of consolidated operating revenue. Approximately $12.0 million of the $13.8 million increase during the six months ended June 22, 2008 is due to the acquisition of Aero Logistics.

Cost of Services. Cost of services increased to $12.8 million for the six months ended June 22, 2008 compared to $1.9 million for the six months ended June 24, 2007, an increase of $10.9 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.
Depreciation and Amortization. Depreciation and amortization was $1.4 million during the six months ended June 22, 2008 compared to $4.8 million for the six months ended June 24, 2007. The decrease is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Six Months Ended
	June 22,	June 24,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$941	$4,827	(80.5)%
Amortization of intangible assets	508	—	100.0%

Total depreciation and amortization	$1,449	$4,827	(70.0)%

Selling, General and Administrative. Selling, general and administrative costs increased to $5.1 million for the six months ended June 22, 2008 compared to $1.7 million for the six months ended June 24, 2007, an increase of $3.4 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $17.2 million for the six months ended June 22, 2008 compared to $22.9 million for the six months ended June 24, 2007, a decrease of $5.7 million or 24.9%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.
Income Tax Expense (Benefit). The Company’s effective tax rate for the six months ended June 22, 2008 and June 24, 2007 was 16.2% and (4.3)%, respectively. During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During the first quarter of 2007, the Company recorded a $2.5 million, or $0.08 per diluted share, tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes. Excluding the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 11.5% for the six months ended June 24, 2007. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings generated from operations and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, (vii) share repurchases, (vii) premiums associated with a debt tender offer and (ix) purchases of equity instruments in conjunction with the Notes. Cash totaled $24.0 million at June 22, 2008. As of June 22, 2008, $73.1 million was available for borrowing under the revolving credit facility, after taking into account $170.0 million outstanding under the revolver and $6.9 million utilized for outstanding letters of credit.

Operating Activities
Net cash provided by operating activities was $16.6 million for the six months ended June 22, 2008 compared to net cash used in operating activities of $29.0 million for the six months ended June 24, 2007, an increase of $45.6 million. The increase in cash provided by operating activities is primarily due to the following (in thousands):

Decrease in vessel payments in excess of accrual	$20,669
Increase in accounts payable and accrued liabilities, net	11,819
Decrease in management bonus payments in excess of accrual	12,998
Decrease in accounts receivable	6,053
Other increases in working capital, net	5,214
Earnings adjusted for non-cash charges	(11,189)

$45,564

Investing Activities
Net cash used in investing activities was $7.5 million for the six months ended June 22, 2008 compared to $7.7 million for the six months ended June 24, 2007. The reduction is primarily related to a $2.9 million decrease in capital expenditures, offset by a $2.4 million decrease in proceeds from the sale of equipment increase and a $0.2 million purchase price adjustment related to the working capital received as part of the acquisition of Aero Logistics.
Financing Activities
Net cash provided by financing activities during the six months ended June 22, 2008 was $8.6 million compared to net cash used in financing activities of $38.1 million for the six months ended June 24, 2007. The net cash provided by financing activities during the six months ended June 22, 2008 included $48.0 million, net of repayments, borrowed under the Senior Credit Facility. The net cash used in financing activities during the six months ended June 24, 2007 includes a $25.0 million prepayment under the Prior Senior Credit Facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific.
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
Outlook
Horizon Lines continues to experience extremely soft market conditions in Puerto Rico, stable market conditions in Hawaii and favorable market conditions in Alaska. In addition, we are facing the overall slowdown in the U.S. economy, rising fuel prices, and lower terminal services revenues. The price of fuel, a significant expense for our operations, has increased 50% this year. The price and supply of fuel is unpredictable and fluctuates based on events outside our control. The significant volatility and rapid increase in fuel prices negatively impacts our performance because adjustments in our fuel surcharges lag changes in actual fuel prices paid and we are unable to fully recover all of the incremental costs. We expect revenue container volume growth in Alaska and Hawaii but expect revenue volume declines in Puerto Rico. As a result, we expect overall revenue container volume declines of approximately (0.4%) and approximately 1.5% revenue growth in 2008 due to more favorable cargo mix and general rate increases. Horizon Logistics will continue to provide integrated logistics services, including rail, trucking, and distribution services to the Company, and is pursuing additional third party logistics business. Since Horizon Logistics is in the early stages of its existence, we do not expect the third party business to be significant in 2008. We will continue our process improvement initiatives and cost constraint efforts in both our liner and logistics divisions. Further, the ultimate extent of the U.S. economic slowdown and its impact on our business is unknown. As a result of these factors, we expect 2008 earnings per share of $1.16- $1.43, excluding any costs related to the Department of Justice antitrust investigation and related legal proceedings and a $0.8 million severance charge for several union employees who elected early retirement. We estimate that we may incur approximately $6.5 million in legal expenses related to the Department of Justice antitrust investigation and related legal proceedings in 2008. Including the $6.5 million in expected legal expenses and the $0.8 million severance charge, we expect earnings per share of $0.97-$1.24.

Capital Requirements
Our current and future capital needs relate primarily to debt service, maintenance and improvement of our vessel fleet, and providing for other necessary equipment acquisitions, including terminal cranes in Anchorage, Alaska and Guam. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $39.0-$44.0 million. Such capital expenditures will include continued redevelopment of our San Juan, Puerto Rico terminal, vessel regulatory and maintenance initiatives and other terminal infrastructure and equipment, including payments of $13.7 million related to the cranes in Alaska and $7.7 million related to the cranes in Guam. In addition, expenditures for vessel dry-docking payments are estimated at $17.5 million for the next twelve months.
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
Long-Term Debt
Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The obligations are secured by substantially all of the owned assets of the Company. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of June 22, 2008, $291.9 million was outstanding under the Senior Credit Facility, which included a $121.9 million term loan and borrowings of $170.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of June 22, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The weighted average interest rate at June 22, 2008 was approximately 4.5%. The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of June 22, 2008).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of June 22, 2008.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The first interest payment was made on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 22, 2008, the Company recorded an asset of $3.8 million, included in other long-term assets, in the accompanying consolidated balance sheet. The Company also recorded $2.4 million (net of tax of $1.4 million) in other comprehensive income (loss) for the quarter and six months ended June 22, 2008. No hedge ineffectiveness was recorded during the quarter and six months ended June 22, 2008.

4.25% Convertible Senior Notes
On August 8, 2007, the Company issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 22, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The Company has obtained approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.
In accordance with SFAS 128, the Notes and the warrants sold in connection with the hedge transactions will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes or exercise of the warrants, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of June 22, 2008, the Company had outstanding a $121.9 million term loan and $170.0 million under the revolving credit facility, which bear interest at variable rates.

On March 31, 2008, the Company entered into an interest rate swap with Wachovia in the notional amount of $121.9 million. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount. The Company has agreed to pay a fixed rate of interest of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The first interest payment was made on June 30, 2008 for both parties. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan.
Each quarter point change in interest rates would result in a $0.4 million change in annual interest expense on the revolving credit facility.
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and six months ended June 22, 2008 is as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 22, 2008		June 22, 2008
Pretax income	$8,533		$11,128
Interest expense	8,216		17,259
Rentals	8,738		17,691

Total fixed charges	$16,954		$34,950

Pretax earnings plus fixed charges	$25,487		$46,078

Ratio of earnings to fixed charges	1.50	x	1.32	x
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense.
Recent Accounting Pronouncements
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined above) are within the scope of FSP APB 14-1. As such, the Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for the quarter and six months ended June 22, 2008 and fiscal year ended December 23, 2007 as follows (in thousands except per share amounts):

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Interest expense, net	$8,147	$2,206	$10,353	$17,156	$4,357	$21,513
Income tax expense	1,298	(829)	469	1,802	(1,638)	164
Net income	7,235	(1,377)	5,858	9,326	(2,719)	6,607

Net income per share
Basic	0.24	(0.05)	0.19	0.31	(0.09)	0.22
Diluted	0.24	(0.05)	0.19	0.31	(0.09)	0.22

	Year Ended December 23, 2007
	As		As
	Reported	Adjustments	Adjusted
Interest expense, net	$41,672	$3,204	$44,876
Income tax benefit	(13,983)	(1,205)	(15,188)
Net income	28,859	(1,999)	26,860

Net income per share
Basic	0.87	(0.06)	0.81
Diluted	0.85	(0.06)	0.79
In addition, the Company will record the following estimated amounts as additional non-cash interest expense upon the adoption of FSP APB 14-1 (in thousands):

Fiscal Year
2008	$8,901
2009	10,011
2010	11,060
2011	11,765
2012	4,821
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is in the process of determining the impact the adoption of SFAS 162 will have on its consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the Company does not expect it to have an impact on its results of operations or financial position.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have a financial impact on the Company’s results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have a financial impact on the Company’s results of operations and financial position.
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
Factors that may cause actual results to differ from expected results include: changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); rising fuel prices; our substantial debt; restrictive covenants under our debt agreements; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; adverse tax audits and other tax matters; and legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings.
In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC and in this Form 10-Q for the quarter ended June 22, 2008 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 22, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of June 22, 2008.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 22, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. The Company intends to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Thirty-five cases were filed between April 22, 2008, and July 24, 2008, in the following federal district courts: seven in the Southern District of Florida, five in the Middle District of Florida, eleven in the District of Puerto Rico, seven in the Northern District of California, two in the Central District of California, one in the District of Oregon and two in the Western District of Washington. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. In addition, on July 9, 2008, a complaint was filed in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers by a customer alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.
The Company is seeking that all of the foregoing federal district court cases that relate to ocean shipping services in the Puerto Rico tradelane be transferred to the U.S. District Court for the Middle District of Florida for consolidated proceedings. The Company is seeking that all of the foregoing federal district court cases that relate to ocean shipping services in the Hawaii and Pacific tradelane be transferred to the Western District of Washington for consolidated proceedings.
The Company is unable to predict the outcome of these suits. It is possible that the Company could suffer criminal prosecution, substantial fines or penalties or civil penalties, include significant monetary damages as a result of these matters. The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company’s business, results of operations or financial condition.
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
On April 17, 2008, the Company received a federal grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into pricing practices of certain domestic ocean carriers. The subpoena requires the Company to furnish records and other information with respect to the Company’s ocean shipping business to the DOJ. The Company intends to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Thirty-five cases were filed between April 22, 2008, and July 24, 2008, in the following federal district courts: seven in the Southern District of Florida, five in the Middle District of Florida, eleven in the District of Puerto Rico, seven in the Northern District of California, two in the Central District of California, one in the District of Oregon and two in the Western District of Washington. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. In addition, on July 9, 2008, a complaint was filed in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers by a customer alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.

It is possible that the government investigation may lead to a criminal conviction or settlement providing for the payment of fines. It is also possible that the outcome of the investigation would damage the reputation of the Company and might impair the ability of the Company to conduct its ocean shipping business in one or more of the domestic trade lanes or with one or more of its customers. Further, it is possible that there could be unfavorable outcomes in the class action lawsuits or other proceedings. Management is unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in legal proceedings could be material to the Company’s results of operations, financial condition or cash flows.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
At the Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) held June 3, 2008, stockholders voted to:
(a)	Elect to the Board of Directors of the Company the three Class III directors named as the Company’s nominees in the Proxy Statement for the Annual Meeting, filed with the SEC on April 18, 2008, as follows:

		Shares
		Withholding
Nominee	Shares Voting For	Authority to Vote
Thomas P. Storrs	24,762,128	86,977
Charles G. Raymond	24,749,987	99,118
James W. Down	24,751,971	96,134
There were no abstentions or broker non-votes with respect to the election of the Board of Directors. The directors whose term of office as a director continued after the meeting are James G. Cameron, Ernie L. Danner, Alex J. Mandl, Norman Y. Mineta, Vern Clark, Dan A. Colussy, William J. Flynn, and Francis Jungers.
(b)	Approve an amendment to the Company’s certificate of incorporate to increase the number of authorized shares of its common stock, par value $0.01 per share from 50,000,000 to 100,000,000.

For	Against	Abstain
22,264,093	2,577,098	7,914
(c)	Ratify the action of the Audit Committee of the Board of Directors in appointing Ernst & Young LLP as independent registered public accounting firm for the 2008 fiscal year.

For	Against	Abstain
24,797,070	22,185	29,850
5. Other Information
None.

6. Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 25, 2008

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