Form 10-Q/A
period 2008-06-22
Horizon Lines, Inc.
filed 2008-07-31
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

HORIZON LINES, INC.
Form 10-Q/A Index

Page No.

Explanatory Note	3

Part I. Financial Information

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Part II. Other Information

6. Exhibits	19

Signature	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

Horizon Lines, Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 22, 2008 (the “Form 10-Q), filed with the U.S. Securities and Exchange Commission (“SEC”) on July 25, 2008, solely to correct typographical errors in the Outlook on page 28 of that Form 10-Q in “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Form 10-Q erroneously stated that we expect 2008 earnings per share of $1.16 — $1.43, excluding any costs related to the Department of Justice antitrust investigation and related legal proceedings and a $0.8 million severance charge for several union employees who elected early retirement. The expected 2008 earnings per share range should be from $1.03 — $1.43.

The Form 10-Q also erroneously stated that including estimated legal expenses and severance costs, we expect earnings per share of $0.97 — $1.24. The expected earnings per share range, including those expenses and costs, should be from $0.84 — $1.24.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

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
Outlook
Horizon Lines continues to experience extremely soft market conditions in Puerto Rico, stable market conditions in Hawaii and favorable market conditions in Alaska. In addition, we are facing the overall slowdown in the U.S. economy, rising fuel prices, and lower terminal services revenues. The price of fuel, a significant expense for our operations, has increased 50% this year. The price and supply of fuel is unpredictable and fluctuates based on events outside our control. The significant volatility and rapid increase in fuel prices negatively impacts our performance because adjustments in our fuel surcharges lag changes in actual fuel prices paid and we are unable to fully recover all of the incremental costs. We expect revenue container volume growth in Alaska and Hawaii but expect revenue volume declines in Puerto Rico. As a result, we expect overall revenue container volume declines of approximately (0.4%) and approximately 1.5% revenue growth in 2008 due to more favorable cargo mix and general rate increases. Horizon Logistics will continue to provide integrated logistics services, including rail, trucking, and distribution services to the Company, and is pursuing additional third party logistics business. Since Horizon Logistics is in the early stages of its existence, we do not expect the third party business to be significant in 2008. We will continue our process improvement initiatives and cost constraint efforts in both our liner and logistics divisions. Further, the ultimate extent of the U.S. economic slowdown and its impact on our business is unknown. As a result of these factors, we expect 2008 earnings per share of $1.03-$1.43, excluding any costs related to the Department of Justice antitrust investigation and related legal proceedings and a $0.8 million severance charge for several union employees who elected early retirement. We estimate that we may incur approximately $6.5 million in legal expenses related to the Department of Justice antitrust investigation and related legal proceedings in 2008. Including the $6.5 million in expected legal expenses and the $0.8 million severance charge, we expect earnings per share of $0.84-$1.24.

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
Date: July 31, 2008

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