Form 10-Q
period 2008-09-21
Horizon Lines, Inc.
filed 2008-10-24
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 21, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At October 22, 2008, 30,002,097 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 21,	December 23,
	2008	2007
	(unaudited)
Assets
Current assets
Cash	$4,194	$6,276
Accounts receivable, net of allowance of $8,325 and $6,191 at September 21, 2008 and December 23, 2007, respectively	169,674	140,820
Deferred tax asset	5,655	13,792
Prepaid vessel rent	4,749	4,361
Materials and supplies	33,232	31,576
Other current assets	11,039	10,446

Total current assets	228,543	207,271
Property and equipment, net	202,020	194,679
Goodwill	334,717	334,671
Intangible assets, net	134,418	152,031
Deferred tax asset	10,520	4,060
Other long-term assets	30,119	33,729

Total assets	$940,337	$926,441

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,269	$40,225
Current portion of long-term debt	6,543	6,537
Accrued vessel rent	—	6,503
Other accrued liabilities	110,718	95,027

Total current liabilities	144,530	148,292
Long-term debt, net of current portion	603,062	572,469
Deferred rent	28,176	31,531
Other long-term liabilities	21,458	19,571

Total liabilities	797,226	771,863

Stockholders’ equity
Common stock, $.01 par value, 100,000 shares authorized, 33,774 shares issued and 29,974 shares outstanding as of September 21, 2008 and 50,000 shares authorized, 33,674 shares issued and 31,502 shares outstanding as of December 23, 2007	338	337
Treasury stock, 3,800 and 2,172 shares at cost as of September 21, 2008 and December 23, 2007, respectively	(78,538)	(49,208)
Additional paid in capital	168,423	163,760
Retained earnings	51,863	39,994
Accumulated other comprehensive income (loss)	1,025	(305)

Total stockholders’ equity	143,111	154,578

Total liabilities and stockholders’ equity	$940,337	$926,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007
Operating revenue	$352,638	$321,145	$989,544	$890,509
Operating expense:
Cost of services (excluding depreciation expense)	287,400	246,402	809,069	698,530
Depreciation and amortization	11,449	10,714	34,325	36,765
Amortization of vessel dry-docking	4,393	4,820	13,168	13,139
Selling, general and administrative	26,513	23,481	80,517	66,885
Miscellaneous expense, net	1,095	445	2,392	525

Total operating expense	330,850	285,862	939,471	815,844

Operating income	21,788	35,283	50,073	74,665
Other expense:
Interest expense, net	7,772	10,077	24,927	32,953
Loss on early extinguishment of debt	—	37,958	—	38,522
Other (income) expense, net	(4)	25	(2)	45

Income (loss) before income tax expense (benefit)	14,020	(12,777)	25,148	3,145
Income tax expense (benefit)	1,492	(14,347)	3,294	(15,038)

Net income	$12,528	$1,570	$21,854	$18,183

Net income per share:
Basic	$0.42	$0.05	$0.73	$0.54
Diluted	$0.42	$0.05	$0.72	$0.53

Number of shares used in calculations:
Basic	29,970	33,131	30,060	33,460
Diluted	30,187	33,770	30,527	34,066

Dividends declared per common share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 21,	September 23,
	2008	2007
Cash flows from operating activities:
Net income	$21,854	$18,183
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,339	21,826
Amortization of other intangible assets	15,986	14,939
Amortization of vessel dry-docking	13,168	13,139
Amortization of deferred financing costs	2,022	2,296
Deferred income taxes	1,677	(20,023)
Gain on equipment disposals	(7)	(281)
Stock-based compensation	3,532	2,401
Loss on early extinguishment of debt	—	38,522
Accretion of interest on 11% senior discount notes	—	6,062
Changes in operating assets and liabilities:
Accounts receivable	(28,521)	(37,142)
Materials and supplies	(1,655)	(5,761)
Other current assets	(593)	(1,537)
Accounts payable	(13,054)	(6,727)
Accrued liabilities	17,590	(8,650)
Vessel rent	(9,657)	(30,790)
Vessel dry-docking payments	(9,291)	(15,516)
Other assets/liabilities	1,613	3,545

Net cash provided by (used in) operating activities	33,003	(5,514)

Cash flows from investing activities:
Purchases of property and equipment	(26,351)	(16,714)
Purchase of business	(198)	(32,082)
Proceeds from the sale of property and equipment	350	3,078

Net cash used in investing activities	(26,199)	(45,718)

Cash flows from financing activities:
Payments on long-term debt	(4,902)	(517,074)
Borrowing under revolving credit facility	73,000	161,500
Payments on revolving credit facility	(37,500)	(15,000)
Issuance of convertible notes	—	330,000
Borrowing of term loan	—	125,000
Purchase of call spread options	—	(52,541)
Sale of common stock warrants	—	11,958
Redemption premiums	—	(25,568)
Dividends to stockholders	(9,985)	(11,011)
Purchase of treasury stock	(29,330)	(28,560)
Payments of financing costs	(139)	(11,929)
Payments on capital lease obligation	(81)	(152)
Common stock issued under employee stock purchase plan	38	8
Proceeds from exercise of stock options	13	84

Net cash used in financing activities	(8,886)	(33,285)

Net decrease in cash	(2,082)	(84,517)
Cash at beginning of period	6,276	93,949

Cash at end of period	$4,194	$9,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. Horizon Logistics manages the integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. HLPR operates as an agent for Horizon Lines and also provides terminal services in Puerto Rico.
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
The financial statements as of September 21, 2008 and the financial statements for the quarters and nine months ended September 21, 2008 and September 23, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
3. Acquisitions
On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full service third party logistics provider (3-PL), for approximately $27.5 million in cash. As of September 21, 2008, $0.5 million is being held in escrow pending achievement of 2008 earnings targets and has been excluded from the purchase price. Aero Logistics provides air, less than truckload (LTL) brokerage, warehousing and international expedited transport services. Aero Logistics’ results of operations have been included in the Company’s consolidated financial statements since the third quarter of 2007 and are included in the Horizon Logistics segment.
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

The following table presents pro-forma financial information as though the acquisitions had occurred on December 25, 2006 (in thousands except per share amounts):

	Quarter Ended	Nine Months Ended
	September 23,	September 23,
	2007	2007

Operating revenue	$325,950	$917,743
Net income	1,555	18,186
Earnings per share (basic)	0.05	0.54
Earnings per share (diluted)	0.05	0.53
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
In August 2007, the Company purchased its outstanding 9% senior notes and 11% senior discount notes and terminated its prior senior credit facility. The associated transaction expenses were $38.0 million, consisting of purchase premiums and the write-off of unamortized deferred financing costs. These expenses were recorded as a loss on early extinguishment of debt and resulted in an income tax benefit of $14.2 million for the quarter and nine months ended September 23, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 23, 2007	$8,482
Additions based on tax positions related to the current year	1,555
Reductions for tax positions of prior years	(585)

Balance at September 21, 2008	$9,452

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

Compensation costs related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. In addition, recipients who retire from the Company after attaining age 59 1/2 are typically entitled to proportionate vesting. The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of income (in thousands):

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007

Stock options	$387	$483	$1,231	$1,184
Restricted stock	699	700	2,067	1,056
ESPP	69	48	234	161

Total	$1,155	$1,231	$3,532	$2,401

The Company recognized a deferred tax asset related to stock-based compensation of $0.3 million and $0.9 million during the quarter and nine months ended September 21, 2008, respectively, and $1.1 million and $1.9 million during the quarter and nine months ended September 23, 2007, respectively.
Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of option activity under the Plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 23, 2007	1,599,008	$15.93
Granted (a)	209,000	14.38
Exercised	(1,312)	10.00
Forfeited	(168,954)	15.39

Outstanding at September 21, 2008	1,637,742	$15.79	7.80	$898

Vested or expected to vest at September 21, 2008	1,603,230	$15.66	7.78	$898

Exercisable at September 21, 2008	33,250	$10.00	7.02	$52

(a)	On April 24, 2008, the Company granted 199,000 options to certain employees of the Company and its subsidiaries to purchase shares of its common stock at a price of $14.63 per share. The fair value of the options on the date of the grant was $4.05 per share. On July 21, 2008, the Company granted 10,000 options to certain employees of the Company and its subsidiaries to purchase shares of its common stock at a price of $9.38 per share. The fair value of the options on the date of the grant was $2.38 per share.
As of September 21, 2008, there was $2.9 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 0.8 years.

Restricted Stock
A summary of the status of the Company’s restricted stock awards as of September 21, 2008 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 23, 2007	307,559	$27.54
Granted (a)	182,827	13.81
Vested	(17,440)	34.42
Forfeited	(43,634)	27.84

Nonvested at September 21, 2008	429,312	$21.39

(a)	On June 3, 2008, the Company granted 4,502 shares of restricted stock each to all non-employee members on the Company’s Board of Directors. The grant date fair value of the restricted shares was $13.33 per share and the shares will vest in full on June 3, 2009. On May 7, 2008, the Company granted 5,757 shares of restricted stock to the lead independent director of the Company’s Board of Directors. The grant date fair value of the restricted shares was $10.35 per share and the shares will vest in full on June 2, 2009. On April 24, 2008, the Company granted a total of 118,300 shares of restricted stock to certain employees of the Company and its subsidiaries. The grant date fair value of the restricted shares was $14.63 per share. Of the 118,300 shares granted, 36,300 will vest in full on April 24, 2011. The remaining 82,000 restricted shares will vest in full on April 24, 2011 provided an earnings per share performance target for the Company’s fiscal year 2010 is met. If such target is not met, the restricted shares may vest in full on April 24th during each of the years 2012 through 2014, provided an earnings per share performance target for the preceding fiscal year of the Company is met. If the restricted shares have not vested by April 24, 2014, the restricted shares will be forfeited. On July 21, 2008, the Company granted a total of 13,750 shares of restricted stock to certain employees of the Company and its subsidiaries. The grant date fair value of the restricted shares was $9.38 per share. Of the 13,750 shares granted, 3,750 will vest in full on July 21, 2011. The remaining 10,000 restricted shares will vest in full on July 21, 2011 provided an earnings per share performance target for the Company’s fiscal year 2010 is met. If such target is not met, the restricted shares may vest in full on July 21st during each of the years 2012 through 2014, provided an earnings per share performance target for the preceding fiscal year of the Company is met. If the restricted shares have not vested by July 21, 2014, the restricted shares will be forfeited.
As of September 21, 2008, there was $5.6 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
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
Earnings per share are as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007
Numerator:
Net income	$12,528	$1,570	$21,854	$18,183

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	29,970	33,131	30,060	33,460

Effect of dilutive securities:
Stock-based compensation	217	639	467	606

Denominator for diluted net income per common share	30,187	33,770	30,527	34,066

Basic net income per common share	$0.42	$0.05	$0.73	$0.54

Diluted net income per common share	$0.42	$0.05	$0.72	$0.53

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
7. Comprehensive Income
Comprehensive income is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 24,
	2008	2007	2008	2007

Net income	$12,528	$1,570	$21,854	$18,183
Change in fair value of interest rate swap	(1,113)	—	1,260	—
Amortization of pension and post-retirement benefit transition obligation	39	25	70	75

Comprehensive income	$11,454	$1,595	$23,184	$18,258

8. Segment Reporting
Currently, the Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s customized logistics solutions and Horizon Services Group and to focus on the growth and further development of the Company’s fully integrated logistics services. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was the core container shipping services and terminal services.
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

Inter-segment revenues are presented at prices which approximate cost. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarter and nine months ended September 23, 2007 has been reclassified to conform to the presentation for the quarter and nine months ended September 21, 2008. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters and nine months ended September 21, 2008 and September 23, 2007 (in thousands):

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007
Operating revenue:
Horizon Lines	$342,693	$317,430	$963,646	$883,752
Horizon Logistics	60,974	47,801	169,681	136,519

	403,667	365,231	1,133,327	1,020,271
Inter-segment revenue	(51,029)	(44,086)	(143,783)	(129,762)

Consolidated operating revenue	$352,638	$321,145	$989,544	$890,509

Depreciation and amortization:
Horizon Lines	$15,035	$15,007	$45,237	$44,549
Horizon Logistics	807	527	2,286	5,476

	15,842	15,534	47,523	50,025
Eliminations	—	—	(30)	(121)

Consolidated depreciation and amortization	$15,842	$15,534	$47,493	$49,904

Segment operating income (loss):
Horizon Lines	$23,134	$36,223	$54,012	$81,132
Horizon Logistics	(1,346)	(940)	(3,939)	(6,467)

Consolidated operating income	21,788	35,283	50,073	74,665

Unallocated interest expense, net	7,772	10,077	24,927	32,953
Loss on early extinguishment of debt	—	37,958	—	38,522
Unallocated other (income) expense, net	(4)	25	(2)	45

Consolidated income (loss) before income tax expense (benefit)	$14,020	$(12,777)	$25,148	$3,145

Capital expenditures:
Horizon Lines	$17,619	$6,142	$24,049	$16,163
Horizon Logistics	1,270	195	2,302	551

Consolidated capital expenditures	$18,889	$6,337	$26,351	$16,714

September 21,
2008
Segment assets:
Horizon Lines	$931,805
Horizon Logistics	41,421

973,226
Eliminations	(32,889)

Consolidated assets	$940,337

9. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 21,	December 23,
	2008	2007
Vessels and vessel improvements	$148,214	$141,776
Containers	24,176	24,522
Chassis	14,858	14,923
Cranes	26,862	25,179
Machinery and equipment	25,691	23,923
Facilities and land improvements	13,244	10,847
Software	32,233	30,214
Construction in progress	31,685	20,275

Total property and equipment	316,963	291,659
Accumulated depreciation	(114,943)	(96,980)

Property and equipment, net	$202,020	$194,679

The increase in construction in progress is primarily related to an $11.6 million down payment for new cranes in our Anchorage, Alaska terminal.
10. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 21,	December 23,
	2008	2007
Customer contracts/relationships	$145,079	$144,824
Trademarks	63,800	63,800
Deferred financing costs	13,011	12,872
Non-compete agreements	262	262

Total intangibles with definite lives	222,152	221,758
Accumulated amortization	(87,734)	(69,727)

Net intangibles with definite lives	134,418	152,031
Goodwill	334,717	334,671

Intangible assets, net	$469,135	$486,702

11. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 21,	December 23,
	2008	2007
Vessel operations	$22,560	$23,064
Fuel	20,975	14,885
Marine operations	12,515	9,682
Terminal operations	14,886	9,278
Payroll and employee benefits	13,875	12,574
Interest	3,605	6,986
Other liabilities	22,302	18,558

Total other accrued liabilities	$110,718	$95,027

12. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 21,	December 23,
	2008	2007
Senior credit facility
Term loan	$120,313	$125,000
Revolving credit facility	157,500	122,000
4.25% convertible senior notes	330,000	330,000
Other	1,792	2,006

Total long-term debt	609,605	579,006
Current portion	(6,543)	(6,537)

Long-term debt, net of current portion	$603,062	$572,469

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
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of September 21, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 0.25% to 1.0% (Prime plus 0.50% as of September 21, 2008). However, none of the Company’s borrowings as of September 21, 2008 bear interest at Prime plus a spread. The weighted average interest rate at September 21, 2008 was approximately 4.5%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of September 21, 2008). As of September 21, 2008, $85.6 million was available for borrowing under the revolving credit facility, after taking into account $157.5 million outstanding under the revolver and $6.9 million utilized for outstanding letters of credit.
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of September 21, 2008.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 21, 2008, the Company recorded an asset of $2.0 million, included in other long-term assets, in the accompanying consolidated balance sheet. The Company also recorded $(1.1) million (net of tax of $0.7 million) and $1.3 million (net of tax of $0.7 million) in other comprehensive (loss) income for the quarter and nine months ended September 21, 2008, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 21, 2008.

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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 21, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. In June 2008, the Company obtained approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.
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

13. Fair Value Measurement
On December 24, 2007, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
The unrealized gain on the interest rate swap of $2.0 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of September 21, 2008.
14. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by recent performance of the investments in the financial markets, may result in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 21, 2008. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 21, 2008 and September 23, 2007 and $0.3 million during each of the nine months ended September 21, 2008 and September 23, 2007.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $16 thousand and $49 thousand during the quarter and nine months ended September 21, 2008, respectively, and $18 thousand during the quarter and nine months ended September 23, 2007.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million and $0.1 million during the quarter ended September 21, 2008 and September 23, 2007, respectively, and $0.5 million and $0.4 million during the nine months ended September 21, 2008 and September 23, 2007, respectively.

As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million and $0.2 million during the quarter and nine months ended September 21, 2008, respectively, and $0.1 million during the quarter and nine months ended September 23, 2007.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.5 million and $7.2 million during the quarter and nine months ended September 21, 2008, respectively, and $2.4 million and $7.2 million during the quarter and nine months ended September 23, 2007, respectively. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
15. Commitments and Contingencies
Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. The Company is currently providing documents to the DOJ in response to the subpoena, and the Company intends to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-four cases have been filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, eighteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington and one in the District of Alaska. All of the foregoing district court cases that relate to ocean shipping services in the Puerto Rico tradelane were consolidated into a single mutlidisrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that relate to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.
Through September 21, 2008, the Company has incurred approximately $7.0 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the early stages of the litigations, the fact-intensive nature of the issues involved and the inherent uncertainty of litigation, the Company is unable to predict the outcome of the suits or a reasonable range for any possible outcomes. The Company has not made a provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company has not made a provision for any possible fines or penalties in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
On October 20, 2008, three former managers of the Company plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the Continental U.S. and Puerto Rico.

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
SFL Agreements
In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels. The bareboat charter for each new vessel is a “hell or high water” charter, and the obligation of the Company to pay charter hire thereunder for the vessel is absolute and unconditional. The aggregate annual charter hire for all of the five new vessels is approximately $32.0 million. Under the charters, the Company is responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by the Company. In addition, the Company has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If the Company elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt related to each purchased vessel, and the amount of the debt so assumed will be credited against the purchase price paid for the vessels. If the Company elects not to purchase the new vessels at the end of the initial twelve-year period and SFL sells the new vessels for less than a specified amount, the Company is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by SFL to an affiliated party for less than a different specified amount, the Company has the right to purchase the new vessels for that different specified amount.
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
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On September 21, 2008 and December 23, 2007, amounts outstanding on these letters of credit totaled $6.9 million and $6.3 million, respectively.
16. Recent Accounting Pronouncements
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company is in the process of determining the impact the adoption of FSP EITF 03-6-1 will have on its consolidated results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 12) are within the scope of FSP APB 14-1. As such, the Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for the quarter and nine months ended September 21, 2008 and September 23, 2007, and the fiscal year ended December 23, 2007 as follows (in thousands except per share amounts):

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$7,772	$2,244	$10,016	$24,927	$6,601	$31,528
Income tax expense	1,492	(844)	648	3,294	(2,482)	812
Net income	12,528	(1,400)	11,128	21,854	(4,119)	17,735

Net income per share
Basic	0.42	(0.05)	0.37	0.73	(0.14)	0.59
Diluted	0.42	(0.05)	0.37	0.72	(0.13)	0.59

	Quarter Ended September 23, 2007			Nine Months Ended September 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$10,077	$1,092	$11,169	$32,953	$1,092	$34,045
Income tax benefit	(14,347)	(411)	(14,758)	(15,038)	(411)	(15,449)
Net income	1,570	(681)	889	18,183	(681)	17,502

Net income per share
Basic	0.05	(0.02)	0.03	0.54	(0.02)	0.52
Diluted	0.05	(0.02)	0.03	0.53	(0.02)	0.51

	Year Ended December 23, 2007
	As		As
	Reported	Adjustments	Adjusted

Interest expense, net	$41,672	$3,204	$44,876
Income tax benefit	(13,983)	(1,205)	(15,188)
Net income	28,859	(1,999)	26,860

Net income per share
Basic	0.87	(0.06)	0.81
Diluted	0.85	(0.06)	0.79
In addition, the Company will record the following estimated amounts as additional non-cash interest expense upon the adoption of FSP APB 14-1 (in thousands):

Fiscal Year
2008	$8,901
2009	10,011
2010	11,060
2011	11,765
2012	4,821

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
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
Executive Overview
General economic uncertainty fueled by deteriorating credit markets, increased prices for petroleum products, and lagging consumer confidence as a result of volatile financial markets are all negatively impacting our financial performance. Although we deliver basic food, clothing and shelter to customers and consumers, many markets, including our own, are experiencing an increased number of business closures, sharp declines in housing starts and tourism, and a general slowdown in consumer spending.
Container volumes during the quarter and nine months ended September 21, 2008 were impacted by deteriorating market conditions in Puerto Rico and Hawaii. During the quarter ended September 21, 2008, container volumes were also negatively impacted by three hurricanes in the Caribbean. In addition, lower volumes and a reduction in seafood quotas affected terminal services revenue. Operating revenue grew as a result of higher fuel surcharges to help offset increases in fuel costs, unit revenue improvements resulting from general rate increases and cargo mix changes, improved space charter revenue, and revenue related to acquisitions.
Operating expenses during the quarter and nine months ended September 21, 2008 were impacted by rising fuel prices. The increase in operating expense during the nine months ended September 21, 2008 is primarily attributable to higher vessel operating costs due to the deployment of five new vessels during 2007, an increase in the cost of fuel, and an increase in selling, general and administrative expenses due to the Department of Justice antitrust investigation and related legal proceedings and higher compensation costs. These increases in operating expenses are partially offset by our cost control initiatives in the areas of fuel consumption, port terminal operations, and equipment management.

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007
	($ in thousands)
Operating revenue	$352,638	$321,145	$989,544	$890,509
Operating expense	330,850	285,862	939,471	815,844

Operating income	$21,788	$35,283	$50,073	$74,665

Operating ratio	93.8%	89.0%	94.9%	91.6%
Revenue containers (units)	71,748	74,759	209,112	214,574

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

	Quarters Ended		Nine Months Ended
	September 21,	September 23,	September 21,	September 23,
	2008	2007	2008	2007
	(in thousands)
Net income	$12,528	$1,570	$21,854	$18,183
Interest expense, net	7,772	10,077	24,927	32,953
Income tax expense (benefit)	1,492	(14,347)	3,294	(15,038)
Depreciation and amortization	15,842	15,534	47,493	49,904

EBITDA	$37,634	$12,834	$97,568	$86,002

Recent Developments
During the third quarter, an agreement was reached on a new six-year contract covering the Company’s union employees represented by the International Longshore & Warehouse Union. In addition, it is anticipated that the contract covering the Company’s union employees represented by the International Longshoreman’s Association for the East and Gulf coast will commence during December 2008. This contract is set to expire in October 2010.
General
The Company has two principal businesses referred to as Horizon Lines, LLC (“Horizon Lines”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through Horizon Lines, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 22,000 cargo containers. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the five ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 21, 2008. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC.
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

Quarter Ended September 21, 2008 Compared with the Quarter Ended September 23, 2007
Horizon Lines Segment
Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	September 21,	September 23,
	2008	2007	Change	% Change
	($ in thousands)
Operating revenue	$342,002	$317,430	$24,572	7.7%
Operating expense:
Vessel	121,466	93,914	27,552	29.3%
Marine	53,856	53,213	643	1.2%
Inland	54,756	50,548	4,208	8.3%
Land	37,961	34,231	3,730	10.9%
Rolling stock rent	10,446	11,738	(1,292)	(11.0)%

Cost of services	278,485	243,644	34,841	14.3%
Depreciation and amortization	10,642	10,187	455	4.5%
Amortization of vessel dry-docking	4,393	4,820	(427)	(8.9)%
Selling, general and administrative	24,247	22,125	2,122	9.6%
Miscellaneous expense, net	1,101	431	670	155.5%

Total operating expense	318,868	281,207	37,661	13.4%

Operating income	$23,134	$36,223	$(13,089)	(36.1)%

Operating ratio	93.2%	88.6%		4.6%
Revenue containers (units)	71,748	74,759	(3,011)	(4.0)%
Operating Revenue. Horizon Lines operating revenue increased $24.6 million, or 7.7%, and accounted for approximately 97.0% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$23,099
General rate increases	8,334
Increase in non-transportation services	4,235
Revenue container volume decrease	(11,096)

Total operating revenue increase	$24,572

The revenue container volume declines are primarily due to deteriorating market conditions in Puerto Rico and Hawaii and are partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 18.2% of total revenue in the quarter ended September 21, 2008 and approximately 12.3% of total revenue in the quarter ended September 23, 2007. We increased our bunker and intermodal fuel surcharges several times throughout 2007 and in the first nine months of 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges, offset by a decrease in terminal services.
Cost of Services. The $34.8 million increase in cost of services is primarily due to an increase in fuel costs as a result of an increase in fuel prices, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.
Vessel expense, which is not primarily driven by revenue container volume, increased $27.6 million for the quarter ended September 21, 2008 compared to the quarter ended September 23, 2007. This increase is primarily attributable to an increase in fuel prices. The $27.6 million increase in fuel costs is comprised of $29.8 million increase due to fuel prices offset by $2.2 million decrease due to lower fuel consumption and fewer vessel operating days. The decrease in vessel operating days is due to utilizing our seasonal vessel in Alaska during the quarter ended September 23, 2007, a modification to our Puerto Rico and Houston service and one additional dry-docking during the quarter ended September 23, 2007.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $53.9 million for the quarter ended September 21, 2008 from $53.2 million during the quarter ended September 23, 2007 due to increased stevedoring costs as a result of contractual rate increases.
Inland expense increased to $54.8 million for the quarter ended September 21, 2008 compared to $50.5 million during the quarter ended September 23, 2007. The $4.3 million increase in inland expense is due to $5.3 million in higher fuel costs, partially offset by lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Land expense:
Maintenance	$13,695	$12,633	8.4%
Terminal overhead	14,509	13,128	10.5%
Yard and gate	7,621	6,325	20.5%
Warehouse	2,136	2,145	0.4%

Total land expense	$37,961	$34,231	10.9%

Non-vessel related maintenance expenses increased primarily due to $1.2 million of additional fuel expenses, offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to higher utilities costs, increased facility rent as a result of the relocation of our Long Beach, CA offices, and increases in labor costs. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in the monitoring of refrigerated containers.
Depreciation and Amortization. Depreciation and amortization was $10.6 million during the quarter ended September 21, 2008 compared to $10.2 million for the quarter ended September 23, 2007. The increase is due to a reduction in the estimated remaining useful lives of certain assets.

	Quarters Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,346	$2,273	3.2%
Depreciation and amortization—other	3,218	2,836	13.5%
Amortization of intangible assets	5,078	5,078	0.0%

Total depreciation and amortization	$10,642	$10,187	4.5%

Amortization of vessel dry-docking	$4,393	$4,820	(8.9)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.4 million during the quarter ended September 21, 2008 compared to $4.8 million for the quarter ended September 23, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $24.2 million for the quarter ended September 21, 2008 compared to $22.1 million for the quarter ended September 23, 2007, an increase of $2.1 million or 9.6%. This increase is comprised of $4.6 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings, offset by a decrease of approximately $0.7 million in the accrual related to the Company’s performance incentive plan, $1.1 million of consultant fees related to our process re-engineering initiative, and $0.7 million of legal fees unrelated to the Department of Justice antitrust investigation.

Miscellaneous Expense (Income), Net. Miscellaneous expense, net increased $0.7 million during the quarter ended September 21, 2008 compared to the quarter ended September 23, 2007 primarily as a result of lower bad debt expense during 2007.
Horizon Logistics Segment
Horizon Logistics manages integrated logistics service offerings, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers and other supply chain participants. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	September 21,	September 23,
	2008	2007	Change	% Change
	(in thousands)
Operating revenue	$10,636	$3,715	$6,921	186.3%
Operating expense:
Inland	8,046	2,147	5,899	274.8%
Land	781	596	185	31.0%
Rolling stock rent	88	15	73	486.7%

Cost of services	8,915	2,758	6,157	223.2%
Depreciation and amortization	807	527	280	53.1%
Selling, general and administrative	2,266	1,357	909	67.0%
Miscellaneous (income) expense, net	(6)	13	(19)	(146.2)%

Total operating expense	11,982	4,655	7,327	157.4%

Operating loss	$(1,346)	$(940)	$(406)	(43.2)%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 3.0% of consolidated operating revenue. Approximately $6.5 million of the $6.9 million increase during the quarter ended September 21, 2008 is due to the acquisition of Aero Logistics.
Cost of Services. Cost of services increased to $8.9 million for the quarter ended September 21, 2008 compared to $2.8 million for the quarter ended September 23, 2007, an increase of $6.2 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.
Depreciation and Amortization. Depreciation and amortization was $0.8 million during the quarter ended September 21, 2008 compared to $0.5 million for the quarter ended September 23, 2007. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Quarters Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$563	$447	26.0%
Amortization of intangible assets	244	80	205.0%

Total depreciation and amortization	$807	$527	53.1%

Selling, General and Administrative. Selling, general and administrative costs increased to $2.3 million for the quarter ended September 21, 2008 compared to $1.4 million for the quarter ended September 23, 2007, an increase of $0.9 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.

Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $7.8 million for the quarter ended September 21, 2008 compared to $10.1 million for the quarter ended September 23, 2007, a decrease of $2.3 million or 22.8%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $38.0 million for the quarter ended September 23, 2007. This loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility.
Income Tax Expense (Benefit). The Company’s effective tax rate for the quarters ended September 21, 2008 and September 23, 2007 was 10.6% and (112.3)%, respectively. During 2006, the Company elected the application of tonnage tax. During the third quarter of 2007, the Company recorded a $4.8 million, or $0.14 per diluted share, tax benefit related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. The benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 17.8% for the quarter ended September 23, 2007. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
Nine Months Ended September 21, 2008 Compared with the Nine Months Ended September 23, 2007
Horizon Lines Segment

	Nine Months Ended
	September 21,	September 23,
	2008	2007	Change	% Change
	($ in thousands)
Operating revenue	$962,059	$883,752	$78,307	8.9%
Operating expense:
Vessel	334,842	269,793	65,049	24.1%
Marine	153,996	147,206	6,790	4.6%
Inland	154,935	145,762	9,173	6.3%
Land	110,281	97,330	12,951	13.3%
Rolling stock rent	33,285	33,748	(463)	(1.4)%

Cost of services	787,339	693,839	93,500	13.5%
Depreciation and amortization	32,069	31,410	659	2.1%
Amortization of vessel dry-docking	13,168	13,139	29	0.2%
Selling, general and administrative	73,134	63,803	9,331	14.6%
Miscellaneous expense, net	2,337	429	1,908	444.8%

Total operating expense	908,047	802,620	105,427	13.1%

Operating income	$54,012	$81,132	$(27,120)	(33.4)%

Operating ratio	94.4%	90.8%		3.6%
Revenue containers (units)	209,112	214,574	(5,462)	(2.5)%
Operating Revenue. Horizon Lines operating revenue increased $78.3 million, or 8.9%, and accounted for approximately 97.2% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$56,011
General rate increases	22,137
Increase in non-transportation services	11,955
Revenue related to acquisition of HSI	8,026
Revenue container volume decrease	(19,822)

Total operating revenue increase	$78,307

The revenue container volume declines are primarily due to continued overall soft market conditions in Puerto Rico and Hawaii, partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 16.7% of total revenue in the nine months ended September 21, 2008 and approximately 11.8% of total revenue in the nine months ended September 23, 2007. We increased our bunker and intermodal fuel surcharges several times throughout 2007 and in the nine months of 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges and the extension of the scope of services provided in connection with our expanded service between the U.S. west coast and Guam and Asia, partially offset by a decrease due to vessel charter revenue during 2007 and lower terminal services revenue. Prior to deploying one of the new vessels into the expanded service, we chartered this vessel to a third party.
Cost of Services. The $93.5 million increase in cost of services is primarily due to an increase in fuel costs as a result of an increase in fuel prices and the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii during 2007, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.
Vessel expense, which is not primarily driven by revenue container volume, increased $65.0 million for the nine months ended September 21, 2008 compared to the nine months ended September 23, 2007. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$59,236
Vessel lease expense increase	8,197
Labor and other vessel operating decrease	(2,384)

Total vessel expense increase	$65,049

The $59.2 million increase in fuel costs is comprised of $69.0 million increase in fuel prices offset by a $9.8 million decrease due to lower fuel consumption despite an increase in vessel operating days. The decrease in labor and other vessel operating expense is due to additional operating expenses associated with five dry-dockings and $3.6 million related to certain one time expenses associated with the activation of the new vessels during the nine months ended September 23, 2007. We continue to incur labor expenses associated with the vessel in dry-dock while also incurring expenses associated with the spare vessels deployed to serve as dry-dock relief. The reductions were partially offset by higher vessel lay up costs during the nine months ended September 21, 2008.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $154.0 million for the nine months ended September 21, 2008 from $147.2 million during the nine months ended September 23, 2007 due to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.
Inland expense increased to $154.9 million for the nine months ended September 21, 2008 compared to $145.8 million during the nine months ended September 23, 2007. The increase in inland expense is due to $11.7 million in higher fuel costs, offset slightly by lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Nine Months Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Land expense:
Maintenance	$39,806	$37,015	7.5%
Terminal overhead	43,186	37,312	15.7%
Yard and gate	21,097	17,527	20.4%
Warehouse	6,192	5,476	13.1%

Total land expense	$110,281	$97,330	13.3%

Non-vessel related maintenance expenses increased primarily due to $2.6 million of additional fuel expenses. In addition, $1.0 million of maintenance expenses incurred by HSI was offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to the acquisition of HSI, a severance charge for several union employees who elected early retirement, and labor and other inflationary increases. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in the monitoring of refrigerated containers.
Depreciation and Amortization. Depreciation and amortization was $32.1 million during the nine months ended September 21, 2008 compared to $31.4 million for the nine months ended September 23, 2007. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The increase in depreciation and amortization-other is primarily due the timing of the purchase and sale of our containers. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Nine Months Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$7,397	$7,724	(4.2)%
Depreciation and amortization—other	9,438	8,827	6.9%
Amortization of intangible assets	15,234	14,859	2.5%

Total depreciation and amortization	$32,069	$31,410	2.1%

Amortization of vessel dry-docking	$13,168	$13,139	0.2%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking during the nine months ended September 21, 2008 was flat compared to the nine months ended September 23, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $73.1 million for the nine months ended September 21, 2008 compared to $63.8 million for the nine months ended September 23, 2007, an increase of $9.3 million or 14.6%. This increase is comprised of $7.0 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings, an increase of approximately $1.5 million in the accrual related to the Company’s performance incentive plan, and an increase of approximately $1.3 million of compensation expense related to stock option and restricted stock grants.
Miscellaneous Expense, Net. Miscellaneous expense, net increased $1.9 million during the nine months ended September 21, 2008 compared to the nine months ended September 23, 2007 primarily as a result of a lower gain on the sale of assets during 2008 and lower bad debt expense during 2007.

Horizon Logistics Segment

	Nine Months Ended
	September 21,	September 23,
	2008	2007	Change	% Change
	(in thousands)
Operating revenue	$27,485	$6,757	$20,728	306.8%
Operating expense:
Inland	19,389	3,114	16,275	522.6%
Land	2,044	1,562	482	30.9%
Rolling stock rent	299	15	284	1,893.3%

Cost of services	21,732	4,691	17,041	363.3%
Depreciation and amortization	2,256	5,355	(3,099)	(57.9)%
Selling, general and administrative	7,382	3,082	4,300	139.5%
Miscellaneous expense, net	54	96	(42)	(43.8)%

Total operating expenses	31,424	13,224	18,200	137.6%

Operating loss	$(3,939)	$(6,467)	$2,528	39.1%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.8% of consolidated operating revenue. Approximately $18.5 million of the $20.7 million increase during the nine months ended September 21, 2008 is due to the acquisition of Aero Logistics.
Cost of Services. Cost of services increased to $21.7 million for the nine months ended September 21, 2008 compared to $4.7 million for the nine months ended September 23, 2007, an increase of $17.0 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.
Depreciation and Amortization. Depreciation and amortization was $2.3 million during the nine months ended September 21, 2008 compared to $5.4 million for the nine months ended September 23, 2007. The decrease is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Nine Months Ended
	September 21,	September 23,
	2008	2007	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$1,504	$5,275	(71.5)%
Amortization of intangible assets	752	80	840.0%

Total depreciation and amortization	$2,256	$5,355	(57.9)%

Selling, General and Administrative. Selling, general and administrative costs increased to $7.4 million for the nine months ended September 21, 2008 compared to $3.1 million for the nine months ended September 23, 2007, an increase of $4.3 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $24.9 million for the nine months ended September 21, 2008 compared to $33.0 million for the nine months ended September 23, 2007, a decrease of $8.1 million or 24.5%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $38.5 million for the nine months ended September 23, 2007. This loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility.

Income Tax Expense (Benefit). The Company’s effective tax rate for the nine months ended September 21, 2008 and September 23, 2007 was 13.1% and (478.2)%, respectively. During 2006, the Company elected the application of tonnage tax. The Company modified its trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During the nine months ended September 23, 2007, the Company recorded a $7.3 million tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes and related to a change in estimate resulting in refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 15.5% for the nine months ended September 23, 2007. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings generated from operations and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, (vii) share repurchases, (viii) premiums associated with a debt tender offer and (ix) purchases of equity instruments in conjunction with the Notes. Cash totaled $4.2 million at September 21, 2008. As of September 21, 2008, $85.6 million was available for borrowing under the revolving credit facility, after taking into account $157.5 million outstanding under the revolver and $6.9 million utilized for outstanding letters of credit.
Operating Activities
Net cash provided by operating activities was $33.0 million for the nine months ended September 21, 2008 compared to net cash used in operating activities of $5.5 million for the nine months ended September 23, 2007, an increase of $38.5 million. The increase in cash provided by operating activities is primarily due to the following (in thousands):

Decrease in vessel payments in excess of accrual	$21,133
Increase in accounts payable and accrued liabilities, net	7,757
Decrease in performance incentive plan payments in excess of accrual	12,156
Decrease in accounts receivable	8,621
Other increases in working capital, net	9,617
Earnings adjusted for non-cash charges	(20,767)

$38,517

Investing Activities
Net cash used in investing activities was $26.2 million for the nine months ended September 21, 2008 compared to $45.7 million for the nine months ended September 23, 2007. The reduction is primarily related to a $31.9 million decrease in the purchases of businesses, partially offset by a $2.7 million decrease in proceeds from the sale of equipment increase and a $9.6 million increase in capital expenditures, which includes an $11.6 million down payment for new cranes in our Anchorage, Alaska terminal.
Financing Activities
Net cash used in financing activities during the nine months ended September 21, 2008 was $8.9 million compared to $33.3 million for the nine months ended September 23, 2007. The net cash used in financing activities during the nine months ended September 21, 2008 included $35.5 million, net of repayments, borrowed under the Senior Credit Facility. During the nine months ended September 23 2007, the Company refinanced its debt structure. The Company used the proceeds provided by the Senior Credit Facility (as defined below) and the Notes (as defined below) to (i) repay $192.8 million of borrowings outstanding under the prior senior credit facility (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer, and (iii) purchase 1,000,000 shares of the Company’s common stock. Concurrent with the issuance of the Notes, the Company entered into hedge transactions whereby, under certain circumstances, the Company has the option to receive shares of its common stock, and the Company sold warrants whereby certain financial institutions have the option to receive shares of the Company’s common stock. The cost of the note hedge transactions to the Company was approximately $52.5 million and the Company received proceeds of $11.9 million related to the sale of the warrants. The net cash used in financing activities during the nine months ended September 23, 2007 also includes a $25.0 million prepayment under the Prior Senior Credit Facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific.

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
Outlook
Horizon Lines is experiencing the overall economic downturn in the U.S. and in other countries. The significant declines in tourism and construction, as well as business closures, are negatively impacting container volumes, particularly in Puerto Rico and Hawaii. In addition, we have faced extremely volatile fuel prices and lower terminal services revenue. The price of fuel, a significant expense for our operations, has increased 50% this year. The price and supply of fuel is unpredictable and fluctuates based on events outside our control. The significant volatility and rapid increase in fuel prices negatively impacts our performance because adjustments in our fuel surcharges lag changes in actual fuel prices paid and we are unable to fully recover all of the incremental costs. We expect slight revenue container volume growth in Alaska but expect revenue volume declines in Puerto Rico and in Hawaii. As a result, we expect overall revenue container volume declines of approximately 3.1% and approximately 2.0% revenue growth in 2008 due to more favorable cargo mix and general rate increases. Horizon Logistics is in the early stages of its existence and is experiencing a much slower ramp up in third party logistics business than expected due to the overall slowdown in the economy. We will continue our process improvement initiatives and cost constraint efforts in both our liner and logistics divisions. As a result of these factors, we expect 2008 earnings per share of $0.68-$0.96, excluding any costs related to the Department of Justice antitrust investigation and related legal proceedings and a $0.8 million severance charge for several union employees who elected early retirement. We estimate that we may incur approximately $10.0 million in legal expenses related to the Department of Justice antitrust investigation and related legal proceedings in 2008. Including the $10.0 million in expected legal expenses and the $0.8 million severance charge, we expect earnings per share of $0.38-$0.66.
We are closely monitoring the potential impact of the current financial and liquidity crisis on our financial obligations and access to capital. We entered into an interest rate swap that effectively fixes the interest rate on approximately $120.3 million of our senior credit facility, leaving only $157.5 million of our total indebtedness of $609.6 million subject to changes in interest rates. We currently have approximately $86 million available under our senior credit facility and believe this availability combined with cash flows generated from operations will be sufficient to service our normal business operations over the next twelve months. We are not able to predict the outcome of the legal proceedings surrounding the Department of Justice antitrust investigation and have excluded any potential impact from our cash flow projections.
The ultimate extent of the U.S. economic slowdown and its impact on our business is unknown. However, we believe that 2009 container volumes will decline. As such, we are focusing on maximizing revenue opportunities and constraining costs and cash expenditures throughout our business.
Capital Requirements
Our current and future capital needs relate primarily to debt service, maintenance and improvement of our vessel fleet, and providing for other necessary equipment acquisitions, including terminal cranes in Anchorage, Alaska and Guam. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $18.0-$22.0 million. Such capital expenditures will include continued redevelopment of our San Juan, Puerto Rico terminal, vessel regulatory and maintenance initiatives and other terminal infrastructure and equipment. In addition, expenditures for vessel dry-docking payments are estimated at $20.0 million for the next twelve months.
Eight of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak, Horizon Hunter, Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger are leased or chartered. The charters for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak are due to expire in January 2015, for the Horizon Hunter in 2018, and for the Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger in 2019. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.

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
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of September 21, 2008, $277.8 million was outstanding under the Senior Credit Facility, which included a $120.3 million term loan and borrowings of $157.5 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of September 21, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 0.25% to 1.0% (Prime plus 0.50% as of September 21, 2008). However, none of the Company’s borrowings as of September 21, 2008 bear interest at Prime plus a spread. The weighted average interest rate at September 21, 2008 was approximately 4.5%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of September 21, 2008).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of September 21, 2008.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 21, 2008, the Company recorded an asset of $2.0 million, included in other long-term assets, in the accompanying consolidated balance sheet. The Company also recorded $(1.1) million (net of tax of $0.7 million) and $1.3 million (net of tax of $0.7 million) in other comprehensive income (loss) for the quarter and nine months ended September 21, 2008, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 21, 2008.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 21, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. In June 2008, the Company obtained approval from its shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.
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
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of September 21, 2008, the Company had outstanding a $120.3 million term loan and $157.5 million under the revolving credit facility, which bear interest at variable rates.
On March 31, 2008, the Company entered into an interest rate swap with Wachovia in the notional amount of $121.9 million. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a fixed rate of interest of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.

Each quarter point change in interest rates would result in a $0.4 million change in annual interest expense on the revolving credit facility.
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and nine months ended September 21, 2008 is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 21, 2008		September 21, 2008
Pretax income	$14,020		$25,148
Interest expense	7,826		25,085
Rentals	8,795		26,486

Total fixed charges	$16,621		$51,571

Pretax earnings plus fixed charges	$30,641		$76,719

Ratio of earnings to fixed charges	1.84	x	1.49	x
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense.
Recent Accounting Pronouncements
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company is in the process of determining the impact the adoption of FSP EITF 03-6-1 will have on its consolidated results of operations and financial position.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined above) are within the scope of FSP APB 14-1. As such, the Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for the quarter and nine months ended September 21, 2008 and September 23, 2007, and the fiscal year ended December 23, 2007 as follows (in thousands except per share amounts):

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$7,772	$2,244	$10,016	$24,927	$6,601	$31,528
Income tax expense	1,492	(844)	648	3,294	(2,482)	812
Net income	12,528	(1,400)	11,128	21,854	(4,119)	17,735

Net income per share
Basic	0.42	(0.05)	0.37	0.73	(0.14)	0.59
Diluted	0.42	(0.05)	0.37	0.72	(0.13)	0.59

	Quarter Ended September 23, 2007			Nine Months Ended September 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$10,077	$1,092	$11,169	$32,953	$1,092	$34,045
Income tax benefit	(14,347)	(411)	(14,758)	(15,038)	(411)	(15,449)
Net income	1,570	(681)	889	18,183	(681)	17,502

Net income per share
Basic	0.05	(0.02)	0.03	0.54	(0.02)	0.52
Diluted	0.05	(0.02)	0.03	0.53	(0.02)	0.51

	Year Ended December 23, 2007
	As		As
	Reported	Adjustments	Adjusted

Interest expense, net	$41,672	$3,204	$44,876
Income tax benefit	(13,983)	(1,205)	(15,188)
Net income	28,859	(1,999)	26,860

Net income per share
Basic	0.87	(0.06)	0.81
Diluted	0.85	(0.06)	0.79
In addition, the Company will record the following estimated amounts as additional non-cash interest expense upon the adoption of FSP APB 14-1 (in thousands):

Fiscal Year
2008	$8,901
2009	10,011
2010	11,060
2011	11,765
2012	4,821
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
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
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 23, 2007 as filed with the SEC and in this Form 10-Q for the quarter ended September 21, 2008 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of September 21, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of September 21, 2008.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 21, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. The Company is currently providing documents to the DOJ in response to the subpoena, and the Company intends to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-four cases have been filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, eighteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington and one in the District of Alaska. All of the foregoing district court cases that relate to ocean shipping services in the Puerto Rico tradelane were consolidated into a single mutlidisrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that relate to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.
Through September 21, 2008, the Company has incurred approximately $7.0 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the early stages of the litigations, the fact-intensive nature of the issues involved and the inherent uncertainty of litigation, the Company is unable to predict the outcome of the suits or a reasonable range for any possible outcomes. The Company has not made a provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company has not made a provision for any possible fines in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
On October 20, 2008, three former managers of the Company plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the Continental U.S. and Puerto Rico.
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
The Company has received a subpoena from the Antitrust Division of the Department of Justice regarding possible antitrust violations in the domestic ocean shipping business, and numerous purported class action lawsuits have been filed against the Company. The government investigation and the related antitrust lawsuits could have a material effect on our business.
On April 17, 2008, the Company received a federal grand jury subpoena from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antritrust violations in the domestic ocean shipping business. The subpoena requires the Company to furnish records and other information with respect to the Company’s ocean shipping business to the DOJ. The Company intends to continue to fully cooperate with the DOJ in its investigation.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-four cases have been filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, eighteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington and one in the District of Alaska. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. In addition, on July 9, 2008, a complaint was filed in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers by a customer alleging price fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action.
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
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
None.
5. Other Information
None.
6. Exhibits

10.1		Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 18, 2008).

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 24, 2008

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 18, 2008).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.