Form 10-K
period 2008-12-21
Horizon Lines, Inc.
filed 2009-02-05
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 21, 2008
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
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $209.9 million.

As of January 29, 2009, 30,097,079 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held June 2, 2009.

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

(i)

Factors that may cause actual results to differ from expected results include: decreases in shipping volumes; legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings; volatility in fuel prices; our substantial debt; restrictive covenants under our debt agreements; our failure to renew our commercial agreements with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); and adverse tax audits and other tax matters.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-K (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

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

Background

Horizon Lines, Inc., a Delaware corporation, (the “Company” and together with its subsidiaries, “we”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary.

Our long operating history dates back to 1956, when Sea-Land Service, Inc. (“Sea-Land”) pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, CSX Corporation, the former parent of Horizon Lines Holding Corp., a Delaware corporation (“HLHC”), sold the international marine container operations of Sea-Land to the A.P. Møller Maersk Group (“Maersk”) and HLHC continued to be owned and operated as CSX Lines, LLC, a subsidiary of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (“Predecessor A”), and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in HLHC. The Company was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). During 2006, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

Operations

Currently, the Company’s services can be classified into two principal businesses, Horizon Lines and Horizon Logistics. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Horizon Lines also offers terminal services. Horizon Logistics provides the integrated logistics service offerings, including rail, trucking and distribution operations.

For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 6 to our Consolidated Financial Statements. Item 7 and Note 6 contain information about sales and profits for each segment, and Note 6 contains information about each segment’s assets.

Horizon Lines

Overview

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam and Micronesia. We own or lease 21 vessels, 16 of which are fully qualified

Jones Act vessels, and approximately 20,800 cargo containers. We also provide comprehensive shipping and sophisticated logistics services in our markets. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our five ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.

We ship a wide spectrum of consumer and industrial items used everyday in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 35% of revenue and our largest customer accounting for approximately 8% of revenue.

The Jones Act

During 2008, over 85% of our revenues were generated from our shipping and logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act, or other U.S. maritime cabotage laws.

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

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 40 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. We believe the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

Market Overview and Competition

The Jones Act distinguishes the U.S. domestic shipping market from international shipping markets. Given the limited number of existing Jones Act qualified vessels, the high capital investment and long delivery lead times associated with building a new containership in the U.S., the substantial investment required in infrastructure and the need to develop a broad base of customer relationships, the markets in which we operate have been less vulnerable to overcapacity and volatility than international shipping markets.

Although the U.S. container shipping industry is affected by general economic conditions, the industry does not tend to be as cyclical as other sectors within the shipping industry. Specifically, most of the cargos shipped via container vessels consist of a wide range of consumer and industrial items as well as military and postal loads. Since many of these types of cargos are consumer goods vital to the populations in our markets, they provide us with a stable base of demand for our shipping and logistics services.

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, each accounting for approximately 41% of total container loads traveling from the continental U.S. to Alaska. Horizon Lines and TOTE serve the Alaska market. We are also only one of two container shipping companies currently serving the Hawaii and Guam markets with an approximate 37% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 36% and 50% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. Horizon Lines and Matson Navigation Co (“Matson”) serve the Hawaii and Guam market. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 33% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, Horizon Lines and Sea Star Lines (“Sea Star”). Sea Star is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

The U.S. container shipping industry as a whole is experiencing rising customer expectations for real-time shipment status information and the on-time pick-up and delivery of cargo, as customers seek to optimize efficiency through greater management of the delivery process of their products. Commercial and governmental customers are increasingly requiring the tracking of the location and status of their shipments at all times and have developed a strong preference to retrieve information and communicate using the Internet. During 2008, we introduced the ReeferPlus®GPS container tracking and shipment monitoring solution for refrigerated ocean containers moving between the continental U.S. and Puerto Rico. This innovative solution is designed to improve the visibility and security of high-value perishable cargo requiring cold chain logistics; a term used to describe the maintenance of product temperature through the entire transport chain from packing to delivery. Key capabilities of ReeferPlus®GPS include GPS-enabled real-time container tracking; in-box sensors reporting temperature, atmosphere and security updates via the web; and remote monitoring and adjusting of reefer conditions with one computer click. During 2007, we established a fully-functional intermodal active radio frequency identification (“RFID”) solution providing customers in our Alaska trade real-time shipment visibility during all phases of transit. The active RFID-based real-time tracking system, when matched with Horizon’s industry-leading web-based event management system, offers shipment visibility and supply chain efficiencies by providing real-time detailed shipment information throughout the container’s transit from origin loading facility through to final destination. A broad range of domestic and foreign governmental agencies are also increasingly requiring access to shipping information in automated formats for customs oversight and security purposes.

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

Vessel Fleet

Our management team adheres to an effective strategy for the maintenance of our vessels. Early in our 52-year operating history, when we pioneered Jones Act container shipping, we recognized the vital importance of maintaining our valuable Jones Act qualified vessels. Our on-shore vessel management team carefully manages all of our ongoing regular maintenance and dry-docking activity.

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

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 21, 2008. Our vessel fleet consists of 21 vessels of varying classes and specification, 16 of which are Jones Act qualified. Of the 16 vessels that are actively deployed, 11 are Jones Act qualified and five Jones Act qualified vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities.

		Year		Reefer	Max.	Owned/	Charter
Vessel Name	Market	Built	TEU(1)	Capacity(2)	Speed	Chartered	Expiration

Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	100	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Navigator	Puerto Rico	1972	2,386	100	21.0 kts	Owned	—
Horizon Trader	Puerto Rico	1972	2,386	100	21.0 kts	Owned	—
Horizon Discovery(4)	—	1968	1,442	70	21.2 kts	Owned	—
Horizon Consumer(4)	—	1973	1,751	170	22.0 kts	Owned	—
Horizon Crusader(4)	—	1969	1,376	70	21.2 kts	Owned	—
Horizon Hawaii(4)	—	1973	1,420	170	22.5 kts	Owned	—
Horizon Hunter	Transpacific	2006	2,824	586	23.0 kts	Chartered	Nov 2018
Horizon Hawk	Transpacific	2007	2,824	586	23.0 kts	Chartered	Mar 2019
Horizon Tiger	Transpacific	2006	2,824	586	23.0 kts	Chartered	May 2019
Horizon Eagle	Transpacific	2007	2,824	586	23.0 kts	Chartered	Apr 2019
Horizon Falcon	Transpacific	2007	2,824	586	23.0 kts	Chartered	Apr 2019

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.

(3)	Serves as a spare vessel available for deployment in any of our markets and also serves the Alaska trade from June through August.

(4)	Vessels are available for seasonal needs, dry-dock relief and to respond to potential new revenue opportunities, and thus are not specific to any given market. Given current economic conditions, if the new revenue opportunities fail to materialize we may make a decision to scrap one of more of the spare vessels.

Vessel Charters

Eight of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak, Horizon Hunter, Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger are leased, or chartered. The charters for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak are due to expire in January 2015, for the Horizon Hunter in 2018 and for the Horizon Hawk, Horizon Eagle, Horizon Falcon and Horizon Tiger in 2019. Under the charter for each chartered vessel, we generally have the following options in connection with the expiration of the charter: (i) purchase the vessel for its fair market value, (ii) extend the charter for an agreed upon period of time at a fair market value charter rate or, (iii) return the vessel to its owner.

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

Container Fleet

As summarized in the table below, our container fleet as of December 21, 2008 consists of owned and leased containers of different types and sizes as of December 21, 2008. All of our container leases are operating leases.

Container Type	Owned	Leased	Combined

20’ Standard Dry	22	393	415
20’ Flat Rack	2	—	2
20’ High-Cube Reefer	72	—	72
20’ Miscellaneous	66	—	66
20’ Tank	1	—	1
40’ Standard Dry	100	1,278	1,378
40’ Flat Rack	354	461	815
40’ High-Cube Dry	1,294	5,530	6,824
40’ Standard Insulated	17	—	17
40’ High-Cube Insulated	382	—	382
40’ Standard Opentop	—	101	101
40’ Miscellaneous	55	—	55
40’ Tank	1	—	1
40’ Car Carrier	165	—	165
40’ Standard Reefer	3	—	3
40’ High-Cube Reefer	950	4,424	5,374
45’ High-Cube Dry	1,259	2,856	4,115
45’ High-Cube Flatrack	—	25	25
45’ High-Cube Insulated	474	—	474
45’ High-Cube Reefer	—	325	325
48’ High-Cube Dry	180	—	180

Total	5,397	15,393	20,790

Maersk Arrangements

In connection with the sale of the international marine container operations of Sea-Land by our former parent, CSX Corporation, to Maersk, in December 1999, our predecessor, CSX Lines, LLC and certain of its subsidiaries entered into a number of commercial agreements with Maersk that encompass terminal services, equipment sharing, sales agency services, trucking services, cargo space charters, and transportation services. These agreements, which were renewed and amended in December 2006, generally are now scheduled to expire at the end of 2010. Maersk is our terminal service provider in the continental U.S., at our ports in Elizabeth, New Jersey, Jacksonville, Florida, Houston, Texas, Tacoma, Washington, and Oakland, California. We are Maersk’s terminal operator in Hawaii, Guam, Alaska and Puerto Rico. We share containers with Maersk and also pool chassis and generator sets with Maersk. We are Maersk’s sales agent in Alaska and Puerto Rico, and Maersk serves as our sales agent in Canada. On the U.S. west coast, we provide trucking services for Maersk.

Under our cargo space charter and transportation service agreements with Maersk, we currently operate five foreign built U.S.-flagged vessels that sail from the U.S. west coast to Hawaii, continuing from Hawaii on to Guam, and then from Guam on to Yantian, China, Hong Kong and Kaohsiung, Taiwan, with a return trip to Tacoma, Washington, and Oakland, California. We utilize Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of these containers are then unloaded. We then ship the empty Maersk containers onwards to the three ports in Asia. When these vessels arrive in Asia, Maersk unloads these empty containers and replaces them with loaded containers on our vessels for the return trip to the U.S. west coast. We achieve significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement. We do not transport any domestic cargo between the U.S. mainland and Hawaii on these vessels. We do carry some international cargo to and from Hawaii for Maersk. We also use Maersk equipment on our service to Hawaii from our U.S. west coast ports as well as from select U.S. inland locations.

Capital Construction Fund

The Merchant Marine Act, 1936, as amended, permits the limited deferral of U.S. federal income taxes on earnings from eligible U.S.-built and U.S.-flagged vessels and U.S.-built containers if the earnings are deposited into a Capital Construction Fund (“CCF”), pursuant to an agreement with the U.S. Maritime Administration, (“MARAD”). Any amounts deposited in a CCF can be withdrawn and used for the acquisition, construction or reconstruction of U.S.-built and U.S.-flagged vessels or U.S.-built containers.

Horizon Lines has a CCF agreement with MARAD under which it occasionally deposits into the CCF earnings attributable to the operation of its Jones Act qualified vessels and makes withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels and U.S.-built refrigeration units for our containers. From 2003-2005, Horizon Lines utilized CCF deposits totaling $50.4 million to acquire six U.S.-built and U.S.-flagged vessels (Horizon Enterprise, Horizon Pacific, Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader).

Any amounts deposited in a CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. Our consolidated balance sheets at December 21, 2008 and December 23, 2007 include liabilities of approximately $12.9 million and $13.1 million, respectively, for deferred taxes on deposits in our CCF.

Horizon Logistics

Horizon Logistics offers inland transportation for customers through its own trucking operations on the U.S. west coast and Alaska, and it also offers integrated logistics services through relationships with third-party truckers, railroads, and barge operators in our markets. Horizon Logistics was formed in 2007 from the merger of the Company’s existing logistics operations and the acquisition of Aero Logistics, a U.S. third-party logistics provider specializing in expedited delivery and special projects. We intend for Horizon Logistics’ operations to rely substantially on independent contractors to fulfill the transportation services for most of its shipments.

Horizon Logistics service offerings are divided into the following categories:

•	warehouse and distribution, consisting of centralized storage and other value-added distribution services including pick and pack;

•	trucking, offering less-than-truckload and full-truck-load services utilizing both company-owned trucks and a nationwide network of vans, flatbeds and drop-deck trailers;

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements;

•	rail, providing a cost-effective alternative for less time sensitive delivery requirements, and

•	non-vessel operating common carrier, offering small to medium sized shippers a single source solution for ocean shipping worldwide.

Horizon Logistics recently opened a new warehouse and cross-dock in Compton, California to offer integrated inbound and export logistics services to manufacturers and retailers. The 176,000 square-foot distribution center is located 10 miles from the Los Angeles/Long Beach ports with connections to rail and road infrastructure within the Alameda Corridor. Horizon Logistics is using the facility to offer an integrated distribution solution, including a port drayage service using company-owned Clean Truck and Transportation Worker Identification Credential (“TWIC”) compliant fleet; air freight forwarding; rapid transload for international import and export logistics; intermodal transportation management; value-added distribution services; and long-term storage as required by customers.

Market Overview and Competition

The worldwide transportation and logistics market is an integral part of the global economy. According to Armstrong & Associates, an independent research firm, gross revenue for third-party logistics in the United States has grown from approximately $34.0 billion in 1997 to approximately $122.0 billion in 2007. The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution, warehousing and customs brokerage services. As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in the lowest cost locations, and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated outside of the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

Sales and Marketing

We manage a sales and marketing team of 130 employees strategically located in our various ports, as well as in six regional offices across the continental U.S., including from our headquarters in Charlotte, North Carolina and from Compton, California. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also coordinated from Charlotte and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Renton is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets.

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

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and logistics company serving all three non-contiguous Jones Act markets and Guam and Asia. Approximately 57% of our transportation revenue in 2008 was derived from customers shipping with us in more than one of our markets and approximately 32% of our transportation revenue in 2008 was derived from customers shipping with us in all three markets.

We generate most of our revenue through customer contracts with pre-specified rates and volumes and with durations ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to implement fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with many of our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 31 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. For 2008, our top ten largest customers represented approximately 32% of transportation revenue, with the largest customer accounting for approximately 8% of transportation revenue. During 2008, our top ten largest customers comprised approximately 35% of total revenue, with our largest customer accounting for approximately 8% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industries are approximations based on the good faith estimates of our management, which are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial data and industry and market data presented herein are for a period ending in December 2008.

Operations Overview

Our operations share corporate and administrative functions such as finance, information technology, human resources, legal, and sales and marketing. Centralized functions are performed primarily at our headquarters and at our operations center in Las Colinas, Texas.

We book and monitor all of our shipping and logistics services with our customers through the Horizon Information Technology System (“HITS”). HITS, our proprietary ocean shipping and logistics information technology system, provides a platform to execute a shipping transaction from start to finish in a cost-effective, streamlined manner. HITS provides an extensive database of information relevant to the shipment of containerized cargo and captures all critical aspects of every shipment booked with us. In a typical transaction, our customers go on-line to make a booking or call, fax or e-mail our customer service department. Once applicable shipping information is input into the booking system, a booking number is generated. The booking information then downloads into other systems used by our dispatch team, terminal personnel, vessel planners, documentation team, logistics team and other teams and personnel who work together to produce a seamless transaction for our customers.

Our dispatch team coordinates truck and/or rail shipping between inland locations and ports on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. We review space availability and inform our other teams and personnel when additional bookings are needed and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of loading, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates their process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments. Customers may also view their payment histories and make payments on-line.

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

Security

Heightened awareness of maritime security needs, brought about by the events of September 11, 2001 and several maritime attacks around the globe, have caused the United Nations through its International Maritime Organization (“IMO”), the U.S. Department of Homeland Security, through its Coast Guard, and the states and local ports to adopt a more stringent set of security procedures relating to the interface between port facilities and vessels. In addition, the U.S. Congress has enacted legislation requiring the implementation of Coast Guard approved vessel and facility security plans.

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

Employees

As of December 21, 2008, we had 2,151 employees, of which approximately 1,452 were represented by seven labor unions.

In an effort to manage costs in response to declining container volumes and the deteriorating markets in Puerto Rico and Hawaii, during the fourth quarter of 2008 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 70 of its non-union employees. The Company substantially completed the workforce reduction initiative on January 30, 2009. The reduction in workforce impacted approximately 80 non-union employees resulting in an expected total restructuring charge of $4.2 million related to this reduction in workforce. Of the $4.2 million, a charge of $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $1.0 million is expected to be recorded during the first quarter of 2009. Of the $3.2 million recorded during the fourth quarter of 2008, $3.1 million was included within the Horizon Lines segment and the remaining $0.1 million was included in the Horizon Logistics segment.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 21, 2008 and the expiration dates of the related collective bargaining agreements:

		Number of
	Collective Bargaining	Our
	Agreement(s)	Employees
Union	Expiration Date	Represented

International Brotherhood of Teamsters	March 31, 2013	260
International Brotherhood of Teamsters, Alaska	June 30, 2011	110
International Longshore & Warehouse Union (ILWU)	July 1, 2014	208
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2011	100
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2010	—	(1)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	September 30, 2010	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2012	143
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2012	96
Office & Professional Employees International Union, AFL-CIO	November 9, 2012	68
Seafarers International Union (SIU)	June 30, 2011	381

(1)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 21, 2008.

		Hawaii
		and
	Alaska	Guam	Puerto Rico	Horizon
	Market	Market	Market	Logistics	Corporate(a)	Total

Senior Management	1	2	2	2	10	17
Operations	38	91	52	68	41	290
Sales and Marketing	23	25	55	13	14	130
Administration(b)	7	38	10	18	189	262

Total Headcount	69	156	119	101	254	699

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Las Colinas, Texas and other locations.

(b)	Administration headcount includes customer service and documentation personnel.

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2008 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A. Risk Factors

The Company Has Received a Subpoena From the Antitrust Division of the Department of Justice Regarding Possible Antitrust Violations in the Domestic Ocean Shipping Business, and Numerous Purported Class Action Lawsuits Have Been Filed Against the Company. The Government Investigation and the Related Antitrust Lawsuits Could Have a Material Effect on Our Business.

On April 17, 2008, the Company received a federal grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. The Company is currently providing documents to the DOJ in response to the subpoenas, and the Company intends to continue to fully cooperate with the DOJ in its investigation.

Subsequent to the commencement of the DOJ investigation, fifty-six purported class action lawsuits were filed against the Company and other domestic shipping carriers alleging price-fixing in violation of the Sherman Act. The complaints seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The federal cases have been consolidated by the federal Panel on Multidistrict Litigation in the District of Puerto Rico for the cases including the Puerto Rico tradelane and the Western District of Washington for the cases including the Hawaii and Guam tradelanes. A similar complaint was filed in Duval County, Florida, against the Company and other domestic shipping carriers by a customer alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act.

In addition, the Company’s Chief Executive Officer and four former employees were named in two securities class action lawsuits filed in the District of Delaware, alleging that the defendants made material misrepresentations and omissions with respect to the alleged price-fixing and violations of the Sherman Act. Three of the former employees named in these lawsuits plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico.

It is possible that the government investigation may lead to a criminal conviction or settlement providing for the payment of substantial fines. It is also possible that the outcome of the investigation would damage the reputation of the Company and might impair the ability of the Company to conduct its ocean shipping business in one or more of the domestic trade lanes or with one or more of its customers. Further, it is possible that there could be unfavorable outcomes in the lawsuits that could result in the payment by us of substantial monetary damages.. Management cannot predict or determine the timing or final outcomes of the investigation or the lawsuits and is unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in some or all of these legal proceedings could be material to the Company’s results of operations, financial condition or cash flows.

Further, the legal costs associated with the investigation and the lawsuits and the amount of time required to be spent by management and the board of directors on these matters, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an additional obligation to indemnify our current and former officers and directors in relation to those matters, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees.

Recent Deterioration in the Economy and Credit Markets May Adversely Affect Our Future Results of Operations.

Recently, the credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise. Similarly, our customers may be unable to borrow money to fund their operations which may adversely impact their ability to ship containers or to pay for any services they do purchase on a timely basis, if at all.

The Recent Changes in General Economic Conditions, and the Impact on Consumer Confidence and Consumer Spending Could Result in a Decrease in Shipping Volume in Our Markets Which Would Adversely Affect Our Results of Operations.

Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Puerto Rico and Hawaii were both down 5% in 2008 as compared to 2007 as a result of economic conditions. This decrease in shipping volume could adversely impact our results of operations.

Our Share Price Will Fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as potential further slides of our common stock due to margin calls on loans secured by pledges of our common stock.

If We do not Meet the New York Stock Exchange Continued Listing Requirements, Our Common Stock May be Delisted, and We May be Required to Repurchase or Refinance Our 4.25% Convertible Notes Due 2012.

In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition. In addition, if our common stock is not listed on the NYSE or another national exchange, holders of our 4.25% convertible notes due 2012 will be entitled to require us to repurchase their convertible notes. Our senior secured credit facility provides that the occurrence of this repurchase right constitutes a default under such facility.

We are Subject to Certain Risks With Respect to Our Counterparties on Contracts, and Failure of Such Counterparties to Meet Their Obligations Could Cause us to Suffer Losses or Otherwise Adversely Affect Our Business.

We have entered into, among other things, an interest rate swap agreement and a convertible note bond hedge with various financial institutions, including Wachovia Bank, N.A., Bank of America, N.A. and Goldman Sachs. Such agreements subject us to counterparty risks. The ability of each of our counterparties to performs its obligations under a contract will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of the counterparty. Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have an adverse effect on our financial condition, results of operations and cash flows.

Further Economic Decline and Decrease in Market Demand For the Company’s Services in the Jones Act and Guam Markets Will Adversely Affect the Company’s Operating Results and Financial Condition.

A further slowdown in economic conditions of our Jones Act and Guam markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results, as customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Puerto Rico and Hawaii was down approximately 5% in 2008 as compared to 2007 as a result of poor economic conditions. The economic downturn in Puerto Rico and Hawaii negatively affected our earnings. We cannot predict the length of the current economic downturn or whether further economic decline may occur. At this time, we are also unable to determine the impact to our customers and business, if any, of programs adopted by the U.S. or other governments to stabilize and support the economy.

Volatility in Fuel Prices May Adversely Affect Our Profits.

Fuel is a significant operating expense for our shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. As a result, variability in the price of fuel, such as we are currently experiencing, may adversely affect profitability. There can be no assurance that our customers will agree to bear such fuel price increases via fuel surcharges without a reduction in their volumes of business with us nor any assurance that our future fuel hedging efforts, if any, will be successful.

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

Our Failure to Renew Our Commercial Agreements With Maersk in the Future Could Have a Material Adverse Effect on Our Business.

We have several commercial agreements with Maersk, an international shipping company, that encompass terminal services, equipment sharing, cargo space charters, sales agency services, trucking services, and transportation services. For example, under these agreements, Maersk provides us with terminal services at five ports located in the continental U.S. (Elizabeth, New Jersey; Jacksonville, Florida; Houston, Texas; Oakland, California; and Tacoma, Washington). In general, these agreements, which were renewed and amended in December 2006, are currently scheduled to expire at the end of 2010. If we fail to renew these agreements in the future, the requirements of our business will necessitate that we enter into substitute commercial agreements with third parties for at least some portion of the services contemplated under our existing commercial agreements with

Maersk, such as terminal services at our ports located in the continental U.S. There can be no assurance that, if we fail to renew our commercial agreements with Maersk, we will be successful in negotiating and entering into substitute commercial agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements with Maersk or others. Furthermore, if we do enter into substitute commercial agreements with third parties, changes in our operations to comply with the requirements of these new agreements (such as our use of other terminals in our existing ports in the continental U.S. or our use of other ports in the continental U.S.) may cause disruptions to our business, which could be significant, and may result in additional costs and expenses and possible losses of revenue.

Our Industry is Unionized and Strikes By Our Union Employees or Others in the Industry May Disrupt Our Services and Adversely Affect Our Operations.

As of December 21, 2008, we had 2,151 employees, of which 1,452 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union. This interruption affected ports and shippers throughout the U.S. west coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully. Our collective bargaining agreements are scheduled to expire from 2010-2014.

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

We are Subject to Statutory and Regulatory Directives in the United States Addressing Homeland Security Concerns That May Increase Our Costs and Adversely Affect Our Operations.

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the U.S. Coast Guard, and U.S. Bureau of Customs and Border Protection, have adopted, and may adopt in the future, rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

The Coast Guard’s maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002 (“MTSA”), require us to operate our vessels and facilities pursuant to both the maritime security regulations and approved security plans. Our vessels and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plans may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the vessel or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for its review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above. Failure to meet the requirements of the maritime security regulations could have a material adverse effect on our results of operations.

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

No Assurance Can Be Given That Our Insurance Costs Will Not Escalate.

Our protection and indemnity insurance (“P&I”) is provided by a mutual P&I club which is a member of the International Group of P&I clubs. As a mutual club, it relies on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of its members. Increased investment losses, underwriting losses, or reinsurance costs could cause international marine insurance clubs to increase the cost of premiums, resulting not only in higher premium costs but also higher levels of deductibles and self-insurance retentions. Our coverage under the Longshore Act for U.S. Longshore and Harbor Workers compensation is provided by Signal Mutual Indemnity Association Ltd. Signal Mutual is a non-profit organization whose members pool risks of a similar nature to achieve long-term and stable insurance protection at cost. Signal Mutual is now the largest provider of Longshore benefits in the country. This program provides for first-dollar coverage without a deductible.

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

We May Not Exercise Our Purchase Options For Our Chartered Vessels.

We intend to exercise our purchase options for up to three of the Jones Act vessels that we have chartered upon the expiration of their charters in January 2015. In addition, we have not determined whether we will exercise our scheduled purchase options for the five newly built U.S.-flag vessels that we have chartered. There can be no assurance that, when these options for these eight vessels become exercisable, the price at which these vessels may be purchased will be reasonable in light of the fair market value of these vessels at such time or that we will have the funds required to make these purchases. As a result, we may not exercise our options to purchase these vessels. If we do not exercise our options, we may need to renew our existing charters for these vessels or charter replacement vessels. There can be no assurance that our existing charters will be renewed, or, if renewed, that they will be renewed at favorable rates, or, if not renewed, that we will be able to charter replacement vessels at favorable rates.

We May Face Significant Costs As the Vessels Currently in Our Fleet Age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our active vessels is approximately 22 years and the average age of our Jones Act vessels is approximately 32 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace all of our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

We May Face Unexpected Substantial Dry-Docking Costs For Our Vessels.

Our vessels are dry-docked periodically to comply with regulatory requirements and to affect maintenance and repairs, if necessary. The cost of such repairs at each dry-docking are difficult to predict with certainty and can be substantial. Our established processes have enabled us to make on average six dry-dockings per year over the last five years with a minimal impact on schedule. In addition, our vessels may have to be dry-docked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large unpredictable repair and dry-docking expenses could significantly decrease our profits.

Loss of key personnel could adversely affect our business.

Our future success will depend, in significant part, upon the continued services of Charles G. Raymond, our Chairman of the Board, President and Chief Executive Officer, Michael T. Avara, our Chief Financial Officer, John V. Keenan, our President, Horizon Lines, LLC, and Brian W. Taylor, our President, Horizon Logistics, LLC. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business and customer relationships. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers. Additionally, unanticipated disruptions to our business may occur due to the Company’s recent reduction in workforce initiative.

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

Our Cash Flows and Capital Resources May Be Insufficient to Make Required Payments on Our Substantial Indebtedness and Future Indebtedness.

As of December 21, 2008, on a consolidated basis, we had (i) approximately $570.5 million of outstanding long-term debt (exclusive of outstanding letters of credit with an aggregate face amount of $8.3 million), (ii) approximately $203.0 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a debt-to-equity ratio of approximately 5.0:1.0.

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

We may incur substantial indebtedness in the future. The terms of the senior credit facility permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 21, 2008, we had approximately $121.7 million of additional borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. In addition, our senior credit facility allows for additional term loan borrowing availability of up to $150.0 million if certain covenants are met. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

Financial and Other Covenants Under Our Current and Future Indebtedness Could Significantly Impair Our Ability to Operate Our Business.

Our senior credit facility contains covenants that, among other things, restrict the ability of us and our subsidiaries to:

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

Our Secured Credit Facility Exposes Us to the Variability of Interest Rates.

The revolving credit and term loan portions of our senior credit facility bear interest at variable rates. As of December 21, 2008, we had outstanding a $118.8 million term loan and $120.0 million under the revolving credit facility, which bear interest at variable rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on each of the term loan and the revolving credit facility. Accordingly, a significant rise in interest rates would adversely affect our financial results.

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

Environmental and Other Regulation

All of our operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Environmental Protection Agency (the “EPA”), the United States Department of Transportation, the United States Coast Guard and state environmental regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, including rivers, harbors and the 200-mile exclusive economic zone of the United States, and the disposal of certain substances.

The operation of our vessels is also subject to regulation under various international and federal laws, as interpreted and implemented by the United States Coast Guard (the “Coast Guard”), as well as certain state and local laws. Additionally, our vessels are required to meet construction and repair standards established by the American Bureau of Shipping (ABS), Det Norske Veritas (DNV) and/or the Coast Guard, and to meet operational, security and safety standards presently established by the Coast Guard. The Coast Guard further licenses our seagoing supervisory personnel and certifies our seamen.

Our marine operations are further subject to regulation by various federal agencies or the successors to those agencies, including the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission), the United States Department of Transportation Maritime Administration (“MARAD”), the Federal Maritime Commission and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, certain mergers, contraband, environmental contamination, financial reporting and homeland, port and vessel security.

Our common and contract motor carrier operations are regulated by the United States Surface Transportation Board and various state agencies. The Company’s drivers also must comply with the safety and fitness regulations promulgated by the United States Department of Transportation, including certain regulations for drug and alcohol testing and hours of service. The officers and unlicensed crew members employed aboard our vessels must also comply with numerous safety and fitness regulations promulgated by the Coast Guard, including certain regulations for drug testing and hours of service.

The United States Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

In 1990, the Oil Pollution Act of 1990 (“OPA”) was enacted to establish an extensive regulatory and liability regime designed to protect the environment from the damage caused by oil spills. OPA is applicable to all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the navigable waters of the United States, which include the United States territorial sea and the 200 nautical mile exclusive economic zone around the United States. Additionally, under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. “Damages” are defined broadly under OPA to include:

•	natural resources damages and the costs of assessment thereof;

•	damages for injury to, or economic losses resulting from the destruction of, real and personal property;

•	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and

•	the loss of subsistence use of natural resources.

Effective July 11, 2006, OPA was amended to increase the liability limits for responsible parties for any vessel other than a tank vessel to $950 per gross ton or $800,000, whichever is greater. These limits of liability do not apply if an incident was directly caused by violation of applicable federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

In 1980, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) was adopted and is applicable to the discharge of hazardous substances (other than oil) whether on land or at sea. CERCLA also imposes liability similarly to OPA and provides for cleanup, removal and natural resource damage. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

OPA requires owners and operators of vessels to establish and maintain with the Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the OPA. Effective October 17, 2008, the Coast Guard regulations requiring evidence of financial responsibility were amended to conform the OPA financial responsibility requirements to the July 2006 increases in liability limits. Current Coast Guard regulations require evidence of financial responsibility in the amount of $900 per gross ton for non-tank vessels, which includes the OPA limitation on liability of $600 per gross ton and the CERCLA liability limit of $300 per gross ton. It is expected that the Coast Guard will increase the amounts of financial responsibility to reflect the July 2006 increases in liability. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or are required to waive insurance policy defenses.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states, which have enacted such legislation, have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

We maintain Certificates of Financial Responsibility as required by the Coast Guard for our vessels.

The United States Clean Water Act

In 1972, the United States Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in navigable waters and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

The EPA historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in the United States ports from the CWA permitting requirements. On March 31, 2005, however, a United States District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directing the EPA to develop a system for regulating all discharges from vessels by that date. Under the court’s ruling, owners and operators of vessels visiting United States ports also would be required to comply with the CWA permitting program to be developed by the EPA or face penalties. The District Court’s decision was affirmed by the United States Court of Appeals for the Ninth Circuit on July 23, 2008. On August 31, 2008, the District Court ordered that the date for implementation of the proposed vessel general permit for discharges incidental to normal operation be postponed until February 6, 2009.

The EPA has issued regulations implementing a “Vessel General Permit” (VGP) that codifies “best management practices” for the control of twenty-eight listed, specific discharges, including ballast water, that occur normally in the operation of a vessel. We expect the VGP requirements set forth by

EPA will increase our record keeping requirements but we do not otherwise expect a material impact on our operations.

Several states have specified significant, additional requirements in connection with such state mandated CWA certifications relating to the VGP rules and regulations. The discharge sampling mandate in California and the greywater discharge prohibition in New Jersey, are currently being challenged legally. We cannot predict the outcome of such legal challenges or the response of the states to such legal challenges, and, therefore, the effect of the pending VGP rulemaking on our operations cannot be predicted. As a result of these court decisions, however, our vessels ultimately will be subject to CWA permit requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States. Various states have also enacted legislation restricting ballast water discharges and the introduction of non-indigenous species considered to be invasive. These and any similar restrictions enacted in the future could increase the costs of operating in the relevant waters.

The National Invasive Species Act

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the vessel, or by using environmentally sound alternative ballast water management methods approved by the Coast Guard. Mid-ocean ballast exchange is the primary method for compliance with the Coast Guard regulations, since holding ballast water can prevent vessels from performing cargo operations upon arrival in the United States, and alternative methods are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements. The Coast Guard is developing a proposal to establish ballast water discharge standards, which could set maximum acceptable discharge limits for various invasive species, and/or lead to requirements for active treatment of ballast water.

The United States House of Representatives recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives. Similar bills have been introduced in the United States Senate, but it cannot be predicted which bill, if any, will be enacted into law. In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements. For instance, the State of California has recently enacted legislation extending its ballast water management program to regulate the management of “hull fouling” organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges. Additionally, a United States District Court dismissed challenges to the State of Michigan’s ballast water management legislation mandating the use of various techniques for ballast water treatment; this decision was affirmed by the United States Court of Appeals for the Sixth Circuit on November 21, 2008. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

The United States Clean Air Act

In 1970, the United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to draft State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. For example, the California Air Resources Board of the State of California (the “CARB”) has petitioned the EPA to permit California clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters. If California regulation is permitted by the EPA, we may be required to use low sulfur fuels, which are more costly, in our auxillary diesel engines on ships entering California ports.

The state of California is also implementing regulations that will require vessels to either shut down the auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternatives means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while at port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while at port may be contributors to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while at port may be substantial if we determine that we can not use or the ports will not permit us to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and we may incur additional costs in connection with modifying our vessels to use electrical power supplied at the dock.

International Law, the MARPOL (International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto) Convention, may, in the future, require the use of low sulfur fuels world wide in both auxiliary and main propulsion diesel engines on ships. By July 1, 2010, the MARPOL Amendments are expected to require all diesel engines on ships built between 1990 and 2000 to meet a Nitrous Oxide (NOx) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard will be lowered to 14.4 g-NOx/kW-hr and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (ECA).

In addition, the current global sulfur cap of 4.5% Sulfur will be reduced to 3.5% Sulfur in 2010 and further reduced to as low as 0.5% sulfur as early as 2020, and no later than 2025, depending upon recommendations made in connection with a MARPOL fuel availability study scheduled for 2018. Under these MARPOL Amendments, the current 1.5% maximum sulfur omission permitted in designated Sulfur Emission Control Areas (SECAs) will be reduced to 1.0% sulfur on July 1, 2010, and then further reduced to 0.1% sulfur on January 1, 2015. These sulfur limitations will be applied to all subsequently approved SECAs under the MARPOL Amendments. We expect that the EPA will submit a petition to the International Maritime Organization, in coordination with Environment Canada, to designate all coastal areas of the U.S and Canada as SECA’s as early as the spring of 2009.

The Resource Conservation and Recovery Act

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws.

Endangered Species Regulation

The Endangered Species Act, federal conservation regulations and comparable state laws protect species threatened with possible extinction. Protection of endangered species may include restrictions on the speed of vessels in certain ocean waters and may require us to change the routes of our vessels during particular periods. For example, in an effort to prevent the collision of vessels with the

North Atlantic right whale, federal regulations restrict the speed of vessels to ten knots or less in certain areas along the Atlantic Coast of the U.S. The reduced speed of our vessels and special routing along the Atlantic Coast of our vessels is expected to result in the use of additional fuel, which will affect our results of operations.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) was enacted. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from ocean-going vessels under the CAA. Any passage of climate control legislation or other regulatory initiatives in the United States that restrict emissions of greenhouse gases could entail financial impacts on our operations that cannot be predicted with certainty at this time.

Vessel Security Regulations

Since September 11, 2001, there have been a variety of initiatives intended to enhance vessel security within the United States. On November 25, 2002, the Maritime Transportation Security Act of 2002 (the “MTSA”) came into effect. To implement certain portions of the MTSA, in July 2003, the Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea (“SOLAS”) created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code (the “ISPS Code”). Among the various requirements are:

•	on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Workers Identification Credential program; and

•	compliance with flag state security certification requirements.

The Coast Guard regulations, intended to align with international maritime security standards, exempt non-United States vessels from MTSA vessel security measures provided such vessels have on board a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code as ratified by the ship’s flag state. Vessels native to the United States, however, are not exempted from the security measures addressed by the MTSA, SOLAS and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

We are committed to protecting the environment. We support our commitment with programs that promote best practices in environmental stewardship. During 2008, we launched our Horizon Green initiative. Through our Horizon Green initiative, we strive to better understand and measure our impact on the environment, and to develop programs that incorporate environmental stewardship and impact into our core operations. Within the Horizon Green initiative, we are addressing four key areas:

Marine Environment

To protect the marine environment, we have established several programs in addition to compliance with the MARPOL Convention (International Convention for the Prevention of Pollution from Ships) and ISM Code (International Safety Management Code) created by the International Maritime Organization. These programs include vessel management controls and audits, ballast water management, waste stream analyses, low sulfur diesel fuel usage and marine terminal pollution mitigation plans.

Emissions

We are focused on reducing transportation emissions, including carbon dioxide, particulates, nitrous oxides and sulfur dioxide, through improvements in vessel fuel consumption and truck efficiency combined with the use of alternative fuels and more efficient transportation alternatives, such as coastwise shipping.

Sustainability

We believe in a long-term, sustainable approach to logistics management which will benefit the Company, its associates, customers, shareholders and the community. Examples include reducing empty backhaul miles through logistics network optimization, reduced fossil fuel consumption and using recycled materials to build containers.

Carbon Offsets

Freight shipping is one of the world’s leading sources of carbon dioxide emissions that contribute to global climate change. To address this challenge together with our customers, Horizon Logistics has introduced a new carbon offset shipping program, developed by our custom delivery and special handling division. The carbon offset program offers customers a carbon-neutral shipping solution through which retailers and manufacturers can purchase environmental credits that fund carbon offset programs, such as forestation and alternative energy projects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 21, 2008:

		Square
Location	Description of Facility	Footage(1)

Anchorage, Alaska	Stevedoring building and various terminal and related property	1,429,425
Atlanta, Georgia	Regional sales office	911
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,533
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	723,641
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property and office	97,124	(2)
Houston, Texas	Terminal supervision and sales office	497
Las Colinas, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision and sales office	4,943
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Laredo, Texas	Warehousing and office	56,800
Lexington, North Carolina	Warehousing and office	23,984
Compton, California	Terminal supervision office and warehouse	176,676
Oakland, California	Office and various terminal and related property	279,131
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,010
San Francisco, California	Warehousing and office	19,900
San Juan, Puerto Rico	Office and various terminal and related property	3,521,102
Tacoma, Washington	Office and various terminal and related property	794,314
Phoenix, Arizona	Warehousing and office	1,751

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.

(2)	Excludes 1,647,952 square feet of terminal property which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. The Company is currently providing documents to the DOJ in response to the subpoena, and the Company intends to continue to fully cooperate with the DOJ in its investigation.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-six cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, nineteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. All of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.

Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. These matters are pending discovery.

In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. This matter is pending discovery.

Through December 21, 2008, the Company has incurred approximately $10.7 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the early stages of the litigations, the fact-intensive nature of the issues involved and the inherent uncertainty of the litigation, the Company is unable to predict the outcome of the suits or a reasonable range for any possible outcomes. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company has not made a provision for any possible fines or penalties in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition cash flows and results of operations.

On October 20, 2008, three former managers of the Company plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico. These guilty pleas were accepted by the court on January 20, 2009.

Two securities class action lawsuits were filed in the United States District Court for the District of Delaware, naming the Company and five current and former employees, including our Chief Executive Officer, as defendants. The first complaint was filed on December 31, 2008 and the second complaint was filed on January 27, 2009, and each complaint purports to be on behalf of purchasers of the Company’s common stock during the period from March 2, 2007 through April 25, 2008. The complaints allege, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The complaints seek compensatory damages for the alleged damages, as well as costs and attorneys’ fees. The Company is unable to predict the outcome of these lawsuits; however, the Company believes that it has appropriate disclosure practices and intends to vigorously defend against the lawsuits.

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

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of January 29, 2009, there were approximately 4,224 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock on the New York Stock Exchange for the fiscal periods presented.

2009	High	Low	Cash Dividend

First Quarter (through January 29, 2009)	$4.19	$2.44	—

2008	High	Low	Cash Dividend

First Quarter	$23.50	$15.73	$0.11
Second Quarter	$20.29	$10.02	$0.11
Third Quarter	$13.78	$8.38	$0.11
Fourth Quarter	$11.60	$1.95	$0.11

2007	High	Low	Cash Dividend

First Quarter	$33.98	$25.50	$0.11
Second Quarter	$34.97	$31.66	$0.11
Third Quarter	$36.55	$25.07	$0.11
Fourth Quarter	$34.06	$15.11	$0.11

On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.11 per share for our common stock, which is payable on March 15, 2009 to holders of record at the close of business on March 1, 2009. We have regularly paid quarterly dividends as set forth in the table above. We currently expect that comparable cash dividends will continue to be paid in the future although we have no commitment to do so and can provide no assurance this will occur.

During the fourth quarter of 2008, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated herein by reference.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on September 26, 2005 and $100 invested in the Company’s stock by the opening bell on September 27, 2005, as well as the reinvestment of dividends.

	9/27/2005	12/25/2005	12/24/2006	12/23/2007	6/22/2008	12/21/2008
Horizon Lines, Inc.	100.00	125.90	281.50	200.00	131.70	50.60
Dow Jones U.S. Industrial Transportation Index	100.00	118.30	122.52	132.05	146.91	98.98
S&P 500 Index	100.00	104.36	116.05	122.11	108.42	73.04

Item 6.	Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 42 of this Form 10-K, and our consolidated financial statements and the related notes appearing in Item 15 of this Form 10-K.

All combined and consolidated financial data for the period (or any portion thereof) from December 22, 2003 through July 6, 2004 reflect Horizon Lines Holding on a consolidated basis (“Predecessor”). All consolidated financial data for the periods (or any portion thereof) from July 7, 2004 through December 21, 2008 reflect the Company on a consolidated basis.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. The years ended December 25, 2005, December 24, 2006, December 23, 2007 and December 21, 2008 each consisted of 52 weeks. The year ended December 26, 2004 consisted of 53 weeks.

Selected Financial Data is as follows:

	Horizon Lines, Inc.						Predecessor
						Period from	Period from
						July 7,	December 22,
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	2004 through	2003 through
	December 21,	December 23,	December 24,	December 25,	December 26,	December 26,	July 6,
	2008	2007	2006	2005(1)	2004	2004	2004
	(In thousands)						(In thousands)
Statement of Operations Data:
Operating revenue	$1,304,259	$1,206,515	$1,156,892	$1,096,156	$980,328	$481,898	$498,430
Impairment of assets	25,415	—	—	—	—	—	—
Restructuring costs	3,244	—	—	—	—	—	—
Operating income	27,016	95,173	95,971	46,654	51,589	30,928	20,661
Interest expense, net(2)	32,498	41,672	48,552	51,357	29,567	21,770	7,797
Income tax (benefit) expense(3)	(8,479)	(13,983)	(25,332)	438	8,439	3,543	4,896
Loss on early extinguishment of debt	—	38,546	581	13,154	—	—	—
Net income (loss)	3,059	28,859	72,357	(18,321)	13,561	5,600	7,961
Accretion of preferred stock	—	—	—	5,073	6,756	6,756	—
Net income (loss) applicable to common stockholders	3,059	28,859	72,357	(23,394)	6,805	(1,156)	7,961
Net income (loss) per share applicable to common stockholders:
Basic	$0.10	$0.87	$2.16	$(1.05)		$(0.07)	$9.95
Diluted	$0.10	$0.85	$2.14	$(1.05)		$(0.07)	$8.94
Number of shares used in calculations:
Basic	29,962,876	33,220,994	33,551,335	22,376,797		15,585,322	800,000
Diluted	30,330,786	33,859,183	33,772,341	22,381,756		15,585,322	890,138
Dividends declared	$13,273	$14,653	$14,764	$3,690
Dividends declared per common share	$0.44	$0.44	$0.44	$0.11		—	—

	Horizon Lines, Inc.
	December 21,	December 23,	December 24,	December 25,	December 26,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash	$5,487	$6,276	$93,949	$41,450	$56,766
Working capital	35,135	58,979	97,563	67,111	67,252
Total assets	887,107	926,441	945,029	927,319	937,792
Long-term debt, including capital lease obligations, net of current portion(2)	563,916	572,561	503,850	527,905	610,201
Total debt, including capital lease obligations	570,468	579,098	510,788	530,575	612,862
Series A redeemable preferred stock(4)	—	—	—	—	56,708
Stockholders’ equity(4)(5)	113,657	154,578	208,277	151,760	25,608

	Horizon Lines, Inc.										Predecessor
									Period		Period
									from		from
									July 7,		Dec. 22,
	Year	Year		Year		Year	Year		2004		2003
	Ended	Ended		Ended		Ended	Ended		through		through
	Dec. 21,	Dec. 23,		Dec. 24,		Dec. 25,	Dec. 26,		Dec. 26,		July 6,
	2008	2007		2006		2005	2004		2004		2004
	(In thousands)										(In thousands)
Other Financial Data:
EBITDA(6)	$89,883	$121,909		$160,452		$100,381	$112,998		$62,664		$50,334
Capital expenditures(7)	39,149	31,426		21,288		41,234	32,889		11,000		21,889
Vessel dry-docking payments	13,913	21,414		16,815		16,038	12,273		2,075		10,198
Cash flows provided by (used in):
Operating activities	89,368	54,837		115,524		76,376	69,869		72,797		(2,928)
Investing activities(7)(8)	(38,847)	(59,387)		(19,340)		(38,817)	(694,563)		(673,923)		(20,640)
Financing activities(4)(8)	(51,310)	(83,123)		(43,685)		(52,875)	657,805		657,892		(87)
Ratio of earnings to fixed charges(9)	—	1.20	x	1.63	x	—	1.35	x	1.23	x	1.58x

(1)	The Company completed an initial public offering during 2005 and used the proceeds to repurchase certain indebtedness, pay related premiums, redeem its outstanding preferred stock, and pay related transaction expenses.

(2)	On July 7, 2004, as part of the Acquisition-Related Transactions, $250.0 million original principal amount of 9% senior notes were issued, $250.0 million was borrowed under the term loan facility, $6.0 million was borrowed under the revolving credit facility and interest began to accrue thereon. On December 10, 2004, 11% senior discount notes with an initial accreted value of $112.3 million were issued and the accreted value thereof began to increase. During the fourth quarter of 2005, utilizing proceeds from the initial public offering, the Company repurchased $53.0 million and $43.2 million of the 9% senior notes and 11% senior discount notes, respectively. During 2007, the Company completed a private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. The Company utilized a portion of the proceeds from these transactions to (i) repay the borrowings outstanding under the Prior Senior Credit Facility (as defined below) and (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer.

(3)	During 2006, the Company elected the application of a tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of the Company’s 2005 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this alternative tonnage tax treatment. The Company does not intend to revoke its election of the tonnage tax in the foreseeable future. The Company accounted for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million, or $0.33 per share, and $18.8 million, or $0.56 per share, relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. The Company’s effective tax rate for the year ended December 24, 2006 was (53.9%). Excluding the 2005 income tax impact and revaluation of the deferred taxes related to qualifying activities, the Company’s effective tax rate for the year ended December 24, 2006 was 9.5%. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, the Company recorded a $7.7 million tax benefit due to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. This benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the Company’s effective tax rate was 14.1% for the year ended December 23, 2007.

(4)	In connection with the financing of the Acquisition-Related Transactions, we issued and sold 8,391,180 shares of our Series A preferred stock in July 2004. No dividends accrued on these shares. During October 2004, an additional 1,898,730 Series A preferred shares were issued and sold. During December 2004, 5,315,912 Series A preferred shares were redeemed for $53.2 million. In connection with the initial public offering, the Company redeemed all shares of its non-voting $.01 par value Series A Preferred Stock for $62.2 million.

(5)	Concurrent with the issuance of the 4.25% convertible senior notes, the Company entered into note hedge transactions whereby the Company has the option to receive shares of the Company’s common stock when the share price is between certain amounts and the Company sold warrants to financial institutions whereby the financial institutions have the option to receive shares when the share price is above certain levels. The cost of the note hedge transactions to the Company was approximately $33.4 million, net of tax benefits, and the Company received proceeds of $11.9 million related to the sale of the warrants.

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

	Horizon Lines, Inc.						Predecessor
						Period	Period
						from	from
						July 7,	Dec. 22,
	Year	Year	Year	Year	Year	2004	2003
	Ended	Ended	Ended	Ended	Ended	through	through
	Dec. 21,	Dec. 23,	Dec. 24,	Dec. 25,	Dec. 26,	Dec. 26,	July 6,
	2008	2007	2006	2005	2004	2004	2004
Net income (loss)	$3,059	$28,859	$72,357	$(18,321)	$13,561	$5,600	$7,961
Interest expense, net	32,498	41,672	48,552	51,357	29,567	21,770	7,797
Income tax (benefit) expense	(8,479)	(13,983)	(25,332)	438	8,439	3,543	4,896
Depreciation and amortization	62,805	65,361	64,875	66,907	61,431	31,751	29,680

EBITDA	$89,883	$121,909	$160,452	$100,381	$112,998	$62,664	$50,334

The EBITDA amounts presented above contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that are excluded from EBITDA when determining the payment of discretionary bonuses:

	Horizon Lines, Inc.						Predecessor
						Period	Period
						from	from
						July 7,	Dec. 22,
	Year	Year	Year	Year	Year	2004	2003
	Ended	Ended	Ended	Ended	Ended	through	through
	Dec. 21,	Dec. 23,	Dec. 24,	Dec. 25,	Dec. 26,	Dec. 26,	July 6,
	2008	2007	2006	2005	2004	2004	2004
Department of Justice antitrust investigation costs	$10,711	$—	$—	$—	$—	$—	$—
Impairment of assets	25,415	—	—	—	—	—	—
Restructuring costs	3,244	—	—	—	—	—	—
Loss on extinguishment of debt	—	38,546	581	13,154	—	—	—
Transaction related expenses	—	—	2,032	2,200	2,934	692	2,242
Compensation charges(a)	—	—	—	18,953	—	—	—
Management fees(b)	—	—	—	9,698	2,204	1,573	246

(a)	The adjustment represents non-cash stock-based compensation charges which we incurred during the year ended December 25, 2005 related to the issuance and sale of common stock, including restricted common stock, to non-employee directors and to members of management. All of these shares vested in full upon the consummation of the initial public offering completed during 2005.

(b)	The adjustment represents management fees paid to Castle Harlan and to an entity that was associated with the party that was the primary stockholder of Horizon Lines Holding prior to the Acquisition-Related Transactions. Upon the completion of the Acquisition-Related Transactions, the Company, Horizon Lines and Horizon Lines Holding entered into a new management agreement with Castle Harlan. On September 7, 2005, as a result of an amendment of such agreement and a related payment to Castle Harlan of $7.5 million under such amended agreement, the provisions of such agreement were terminated, except as to expense reimbursement and indemnification and related obligations of the Company, Horizon Lines and Horizon Lines Holding.

(7)	Includes the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, for $25.2 million during the year ended December 25, 2005. Includes vessel purchases of $11.9 million and $7.7 million for the period from December 22, 2003 through July 6, 2004 and the period from July 7, 2004 through December 26, 2004, respectively.

(8)	During 2004, the amounts in cash flows provided by (used in) investing primarily represent the accounting for the Acquisition-Related Transactions and financing activities primarily represent the accounting for the Acquisition-Related Transactions and subsequent financing transactions. Financing activities during 2005 included the proceeds from the initial public offering and the use of proceeds therefrom. The proceeds and cash generated from operations were used to redeem debt and preferred shares, and to pay associated redemption premiums and related transaction expenses. Investing activities during 2007 include the acquisition of HSI and Aero Logistics. Financing activities during 2007 include the Company’s private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. The Company utilized a portion of the proceeds from these transactions to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in the Company’s tender offer and (iii) purchase 1,000,000 shares of the Company’s common stock. Also during 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company acquired 1,172,000 shares of its common stock at a total cost of $20.6 million. During 2008, the Company completed its share repurchase program by acquiring an additional 1,627,500 at a total cost of $29.4 million.

(9)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of net discount or premium and financing costs, accretion of preferred stock, and the portion of operating rental expense (33%) which management believes is representative of the interest component of rent expense. For the year ended December 2008 & 2005, earnings were insufficient to cover fixed charges by $5.2 million and $17.9 million, respectively. The calculation of the ratio of earnings to fixed charges is noted below (in thousands):

	Horizon Lines, Inc.										Predecessor
									Period		Period
									from		from
									July 7,		Dec. 22,
	Year	Year		Year		Year	Year		2004		2003
	Ended	Ended		Ended		Ended	Ended		through		through
	Dec. 21,	Dec. 23,		Dec. 24,		Dec. 25,	Dec. 26,		Dec. 26,		July 6,
	2008	2007		2006		2005	2004		2004		2004
Pretax (loss) income	$(5,420)	$14,876		$47,025		$(17,883)	$22,000		$9,143		$12,857
Interest expense	32,675	43,064		51,328		53,057	29,829		21,954		7,875
Preferred stock accretion	—	—		—		5,073	6,756		6,756		—
Rentals	35,267	31,814		23,616		24,530	26,193		11,836		14,357

Total fixed charges	$67,942	$74,878		$74,944		$82,660	$62,778		$40,546		$22,232

Pretax earnings plus fixed charges	$62,522	$89,754		$121,969		$64,777	$84,778		$49,689		$35,089
Ratio of earnings to fixed charges	—	1.20	x	1.63	x	—	1.35	x	1.23	x	1.58x

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The ongoing weakness in the economy and deteriorating credit markets continue to impact consumer confidence and spending, and ultimately, our financial performance. Volatility in prices for petroleum products had a negative impact on our results from operations during 2008. Although we deliver basic food, clothing and shelter to customers and consumers, many markets, including our own, are experiencing an increased number of business closures, sharp declines in housing starts and tourism, and a general slowdown in consumer spending.

Container volumes during the year ended December 21, 2008 were impacted by deteriorating market conditions in Puerto Rico and Hawaii. In addition, lower volumes and a reduction in seafood quotas affected terminal services revenue. Operating revenue grew as a result of higher fuel surcharges to help offset increases in fuel costs, unit revenue improvements resulting from general rate increases and cargo mix changes, improved space charter revenue, and revenue related to acquisitions.

Operating expenses during the year ended December 21, 2008 were impacted by an increase in the cost of fuel, higher vessel operating costs due to the deployment of five new vessels during 2007, and an increase in selling, general and administrative expenses due to the Department of Justice antitrust investigation and related legal proceedings and higher compensation costs. In addition, operating expenses include restructuring and impairment charges of $3.2 million and $25.4 million, respectively.

In an effort to manage costs in response to declining container volumes and the deteriorating markets in Puerto Rico and Hawaii, during the fourth quarter of 2008 we initiated a plan to reduce our non-union workforce by at least 10%, or approximately 70 of its non-union employees. We substantially completed the workforce reduction initiative on January 30, 2009. The reduction in workforce impacted approximately 80 non-union employees resulting in an expected total restructuring charge of $4.2 million related to this reduction in workforce. Of the $4.2 million, a charge of $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $1.0 million will be recorded during the first quarter of 2009. Of the $3.2 million recorded during the fourth quarter of 2008, $3.1 million was included within the Horizon Lines segment and the remaining $0.1 million was included in the Horizon Logistics segment.

In connection with the preparation of our financial statements, we determined that, as a result of the recent deterioration in the economy, credit markets and other market conditions discussed above, we evaluated our intangible assets subject to amortization and certain of our owned and leased assets for impairment during the fourth quarter 2008. Additionally, we evaluated the recoverability of our goodwill. Our impairment evaluations were constructed using a variety of methodologies in determining fair value, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use. Based on our evaluations, we recorded an impairment charge totaling $25.4 million. The impairment charge within our Horizon Lines operating segment totaling $6.0 million related to our spare vessels and certain owned and leased equipment of $3.3 million and $2.7 million, respectively. In addition, we recorded an impairment charge totaling

$19.4 million within our Horizon Logistics operating segment related to goodwill and customer contracts of $17.7 million and $1.7 million, respectively.

	Year	Year	Year
	Ended	Ended	Ended
	December 21,	December 23,	December 24,
	2008	2007	2006
	(In thousands)

Operating revenue	$1,304,259	$1,206,515	$1,156,892
Operating expense	1,277,243	1,111,342	1,060,921

Operating income	$27,016	$95,173	$95,971

Operating ratio	97.9%	92.1%	91.7%
Revenue containers (units)	276,282	285,880	296,566

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 20,800 cargo containers. We also provide comprehensive shipping and logistics services in our markets, including rail, trucking and distribution operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the five ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.

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

On February 27, 2003, Horizon Lines Holding (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation (“CSX”), which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (“Predecessor”), and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc.

Horizon Lines, Inc. (the “Company”; and together with its subsidiaries, “We”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in Horizon Lines Holding Corp., a Delaware corporation (“HLHC” or “Horizon Lines Holding”). The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions”

or “merger,” included a merger whereby Horizon Lines Holding became a direct wholly-owned subsidiary of the Company.

Basis of Presentation

The Company was formed in connection with the Acquisition-Related Transactions, and has no independent operations. Consequently, the accompanying consolidated financial statements include the consolidated accounts of the Company as of December 21, 2008, December 23, 2007 and December 24, 2006 and for the fiscal years ended December 21, 2008, December 23, 2007 and December 24, 2006.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 21, 2008, December 23, 2007 and December 24, 2006 each consisted of 52 weeks.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based on future events which cannot be determined with certainty, the actual results could differ from these estimates.

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically re-evaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

We believe the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of our financial statements.

Revenue Recognition

We account for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process.” Under this method we record transportation revenue for the cargo when shipped and an expense accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. We believe that this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred. We recognize revenue and related costs of sales for our terminal and other services upon completion of services.

We recognize revenue from logistics operations as service is rendered. Gross revenue consists of the total dollar value of services purchased by shippers. Revenue and the associated costs for the following services are recognized upon proof of delivery of freight: truck brokerage, rail brokerage, expedited international air, expedited domestic ground services, and drayage. Horizon Logistics also offers warehousing/long-term storage for which revenue is recognized based upon warehouse space occupied during the reporting period.

Allowance for Doubtful Accounts and Revenue Adjustments

We maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable reflective of our historical collection experience. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation (for example, bankruptcy filings, accounts turned over for collection or litigation), we record a specific reserve for the bad debts against amounts due. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. We monitor our collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. We does not require collateral from its trade customers.

In addition, we maintain an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue.

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

Goodwill and Other Identifiable Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized. Goodwill is reviewed annually, or when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two- step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. The indefinite-life intangible asset impairment review consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

The fair value of a reporting unit is based on quoted market prices, if available. Quoted market prices are often not available for individual reporting units. Accordingly, we base the fair value of a reporting unit on an expected present value technique. The expected present value technique for a reporting unit consists of estimating expected future cash flows discounted using a rate commensurate with the business risk. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenue, operating costs, marketing, selling and administrative expenses, as well as assumptions regarding the overall shipping and logistics industries, competition, and general economic and business conditions, among other factors.

The majority of the customer contracts and trademarks on the balance sheet as of December 21, 2008 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to fifteen years. Long-lived assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

The determination of fair value is based on quoted market prices in active markets, if available. Such quoted market prices are often not available for our identifiable intangible assets. Accordingly, we base fair value on projected future cash flows discounted at a rate determined by management to be commensurate with the business risk. The estimation of fair value utilizing discounted forecasted cash flows includes numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, marketing, selling and administrative expenses, as well as assumptions regarding the overall shipping and logistics industries, competition, and general economic and business conditions, among other factors.

Vessel Dry-docking

Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings are customarily deferred and amortized over a 30-month period beginning with the accounting period following the vessel’s release from dry-dock.

We also take advantage of vessel dry-dockings to perform normal repair and maintenance procedures on our vessels. These routine vessel maintenance and repair procedures are expensed as incurred. In addition, we will occasionally, during a vessel dry-docking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

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

Stock-Based Compensation

In conjunction with the initial public offering, we adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective approach as of September 30, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. We are in the process of determining the impact the adoption of FSP EITF 03-6-1 will have on our consolidated results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined below) are within the scope of FSP APB 14-1. As such, we have assessed the impact of adopting FSP APB 14-1 and expect to adjust our reported amounts for the fiscal years ended December 21, 2008 and December 23, 2007 as follows (in thousands except per share amounts):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Interest expense, net	$32,498	$8,901	$41,399	$41,672	$3,204	$44,876
Income tax (benefit) expense	(8,479)	(3,249)	(11,728)	(13,983)	(1,169)	(15,152)
Net income (loss)	3,059	(5,652)	(2,593)	28,859	(2,034)	26,825
Net income (loss) per share
Basic	0.10	(0.19)	(0.09)	0.87	(0.06)	0.81
Diluted	0.10	(0.19)	(0.09)	0.85	(0.06)	0.79
Balance Sheet
Intangible assets, net	$126,697	$(1,155)	$125,542	$152,031	$(1,495)	$150,536
Deferred tax assets	23,992	4,418	28,410	4,060	1,169	2,891
Total assets	887,107	3,263	890,370	926,441	(326)	926,115
Long-term debt, net of current	563,916	(37,657)	526,259	572,469	(46,898)	525,571
Additional paid in capital	168,779	48,606	217,385	163,760	48,606	212,366
Retained earnings	29,780	(7,686)	22,094	39,994	(2,034)	37,960
Total liabilities and stockholders’ equity	887,107	3,263	890,370	926,441	(326)	926,115

In addition, we will record the following estimated amounts as additional non-cash interest expense subsequent to the adoption of FSP APB 14-1 (in thousands):

Fiscal Year

2009	$10,011
2010	11,060
2011	11,765
2012	4,821

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have any impact on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, we do not expect it to have an impact on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, we have adopted the provisions of SFAS 159. The adoption did not have a financial impact on our results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have a financial impact on our results of operations and financial position.

Shipping Rates

We publish tariffs with rates rules and practices for all three of our Jones Act trade routes. These tariffs are subject to regulation by the Surface Transportation Board (“STB”). However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

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

During 2008, over 85% of our revenue was generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, and (vi) other non-transportation services.

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

Year Ended December 21, 2008 Compared to Year Ended December 23, 2007

Horizon Lines Segment

Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Year Ended	Year Ended
	December 21,	December 23,	%
	2008	2007	Change
	(In thousands)

Operating revenue	$1,265,789	$1,190,922	6.3%
Operating expense:
Vessel	439,552	368,728	19.2%
Marine	205,906	198,927	3.5%
Inland	205,866	197,642	4.2%
Land	148,448	132,284	12.2%
Rolling stock rent	44,075	45,284	2.7%

Cost of services	1,043,847	942,865	10.7%

Depreciation and amortization	42,413	41,669	1.8%
Amortization of vessel dry-docking	17,162	17,491	1.9%
Selling, general and administrative	98,110	85,638	14.6%
Impairment of assets	6,030	—	100.0%
Restructuring costs	3,126	—	100.0%
Miscellaneous expense, net	2,812	847	232.0%

Total operating expense	1,213,500	1,088,510	11.5%

Operating income	$52,289	$102,412	(48.9)%

Operating ratio	95.9%	91.4%	4.5%
Revenue containers (units)	276,282	285,880	(3.4)%

Operating Revenue.  Operating revenue increased $74.9 million, or 6.3%, and accounted for approximately 97.1% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$63,711
General rate increases	29,918
Increase in other non-transportation services	9,462
Revenue related to acquisitions	6,932
Revenue container volume decrease	(35,156)

Total operating revenue increase	$74,867

The revenue container volume decline is primarily due to deteriorating market conditions in Puerto Rico and Hawaii and is partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 16.4% of total revenue in the year ended December 21, 2008 and approximately 12.1% of total revenue in the year ended December 23, 2007. We adjusted our bunker and intermodal fuel surcharges several times throughout 2007 and 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges, offset by a decrease in terminal services.

Cost of Services.  The $101.0 million increase in cost of services is primarily due to an increase in fuel costs as a result of an increase in fuel prices, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, increased $70.8 million for the year ended December 21, 2008. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$64,231
Vessel lease expense increase	8,394
Labor and other vessel operating decreases	(1,801)

Total vessel expense increase	$70,824

The $64.2 million increase in fuel costs is comprised of $75.3 million increase in fuel prices offset by an $11.1 million decrease due to lower fuel consumption, despite an increase in vessel operating days. The decrease in labor and other vessel operating expense is due to lower operating expenses associated with less dry-dockings in 2008 and $3.5 million related to certain one-time expenses associated with the activation of the new vessels during the year ended December 23, 2007. We continue to incur labor expenses associated with vessels that are in dry-dock, while also incurring expenses associated with the spare vessels deployed to serve as dry-dock relief. The reductions were partially offset by higher vessel lay up costs of $1.2 million during the year ended December 21, 2008 and a supplementary premium call related to our protection and indemnity insurance policy totaling $1.3 million for the year ended December 21, 2008.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $205.9 million for the year ended December 21, 2008 from $198.9 million for the year ended December 23, 2007. The increase in marine expenses can be attributed to increased stevedoring costs related to contractual rate increases and services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.

Inland expense increased to $205.9 million for the year ended December 21, 2008 from $197.6 million for the year ended December 23, 2007, an increase of $8.3 million or 4.2%. The increase in inland expense is due to $12.8 million in higher fuel costs and contractual rates increases, offset slightly by lower container volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Land expense:
Maintenance	$53,691	$50,440	6.4%
Terminal overhead	58,046	50,522	14.9%
Yard and gate	28,636	23,647	21.1%
Warehouse	8,075	7,675	5.2%

Total land expense	$148,448	$132,284	12.2%

Non-vessel related maintenance expenses increased primarily due to $3.1 million of additional fuel expenses. In addition, $0.7 million of maintenance expenses incurred by HSI was offset by a decrease in overall repair expenses. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead increased primarily due to the acquisition of HSI, an increase in rent expense as a result of the move to our warehouse to Compton, California, a severance charge for several union employees who elected early retirement, and labor and other inflationary increases. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in the monitoring of refrigerated containers.

Depreciation and Amortization.  Depreciation and amortization was $42.4 million during the year ended December 21, 2008 compared to $41.7 million for the year ended December 23, 2007. The increase in depreciation and amortization-other is primarily due the timing of the purchase and sale of our containers. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,627	$9,996	(3.7)%
Depreciation and amortization — other	12,481	11,743	(6.3)%
Amortization of intangible assets	20,305	19,930	1.9%

Total depreciation and amortization	$42,413	$41,669	1.8%

Amortization of vessel dry-docking	$17,162	$17,491	(1.9)%

Amortization of Vessel Dry-docking.  Amortization of vessel dry-docking during the year ended December 21, 2008 was flat compared to the year ended December 23, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative.  Selling, general and administrative costs increased to $98.1 million for the year ended December 21, 2008 compared to $85.6 million for the year ended December 23, 2007, an increase of $12.5 million or 14.6%. This increase is comprised of $10.7 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings and an increase of approximately $2.0 million in the accrual related to a discretionary performance-based payout.

Impairment of Assets.  Impairment of assets included $3.3 million and $2.7 million related to our spare vessels and certain owned and leased equipment, respectively.

Restructuring Costs.  Restructuring costs included $3.0 million and $0.1 million related to severance costs and contract termination and legal costs, respectively.

Miscellaneous Expense, Net.  Miscellaneous expense, net increased $2.0 million during the year ended December 21, 2008 compared to the year ended December 23, 2007 primarily as a result of an increase in bad debt expense and lower gain on the sale of assets during 2008.

Horizon Logistics Segment

Horizon Logistics manages integrated logistics service offerings, including rail, trucking and distribution operations. The amounts presented below exclude all intercompany transactions.

	Year Ended	Year Ended
	December 21,	December 23,	%
	2008	2007	Change
	(In thousands)

Operating revenue	$38,470	$15,593	146.7%
Operating expense:
Inland	27,446	8,373	227.8%
Land	2,998	2,671	12.2%
Rolling stock rent	384	97	295.9%

Cost of services	30,828	11,141	176.7%

Depreciation and amortization	3,230	6,201	(47.9)%
Selling, general and administrative	10,096	5,340	89.1%
Impairment of assets	19,385	—	100.0%
Restructuring costs	118	—	100.0%
Miscellaneous expense, net	86	150	(42.7)%

Total operating expense	63,743	22,832	179.2%

Operating loss	$(25,273)	$(7,239)	(249.1)%

Operating Revenue.  Horizon Logistics operating revenue accounted for approximately 2.9% of consolidated operating revenue. Approximately $18.9 million of the $22.9 million increase during the year ended December 21, 2008 is due to the acquisition of Aero Logistics.

Cost of Services.  Cost of services increased to $30.8 million for the year ended December 21, 2008 compared to $11.1 million for the year ended December 23, 2007, an increase of $19.7 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.

Depreciation and Amortization.  Depreciation and amortization was $3.2 million during the year ended December 21, 2008 compared to $6.2 million for the year ended December 23, 2007. The decrease in depreciation-other is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — other	$2,235	$5,893	(62.0)%
Amortization of intangible assets	995	308	223.1%

Total depreciation and amortization	$3,230	$6,201	(47.9)%

Selling, General and Administrative.  Selling, general and administrative costs increased to $10.1 million for the year ended December 21, 2008 compared to $5.3 million for the year ended December 23, 2007, an increase of $4.8 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.

Impairment of Assets.  Impairment of assets included $17.7 million and $1.7 million related to goodwill and customer contracts acquired, respectively.

Unallocated Expenses

Interest Expense, Net.  Interest expense, net decreased to $32.5 million for the year ended December 21, 2008 from $41.7 million for the year ended December 23, 2007, a decrease of $9.2 million or 22.1%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $38.5 million for the year ended December 23, 2007. The loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility.

Income Tax Benefit.  The effective tax rate for the years ended December 21, 2008 and December 23, 2007 was (156.4)% and (94.0)%, respectively. During 2006, we elected the application of tonnage tax. We modified our trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, our shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, we recorded a $7.3 million tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes and related to a change in estimate resulting in refinements in our methodology for computing secondary activities and cost allocations for tonnage tax purposes. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the effective tax rate was 14.1% for the year ended December 23, 2007. Excluding the expenses related to the DOJ antitrust investigation and the impairment and restructuring charges, the effective tax rate was 11.2% for the year ended December 21, 2008. The effective tax rate is impacted by our income from qualifying shipping activities as well as the income from our non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities and the relative size of our consolidated income (loss) before income taxes.

Year Ended December 23, 2007 Compared to Year Ended December 24, 2006

Horizon Lines Segment

	Year Ended	Year Ended
	December 23,	December 24,	%
	2007	2006	Change
	(In thousands)

Operating revenue	$1,190,922	$1,153,414	3.3%
Operating expense:
Vessel	368,728	319,581	15.4%
Marine	198,927	192,242	3.5%
Inland	197,642	199,890	(1.1)%
Land	132,284	136,242	(2.9)%
Rolling stock rent	45,284	44,332	2.1%

Cost of services	942,865	892,287	5.7%

Depreciation and amortization	41,669	40,680	2.4%
Amortization of vessel dry-docking	17,491	14,652	19.4%
Selling, general and administrative	85,638	94,909	(9.8)%
Miscellaneous expense, net	847	736	(15.1)%

Total operating expense	1,088,510	1,043,264	4.3%

Operating income	$102,412	$110,150	(7.0)%

Operating ratio	91.4%	90.5%	0.9%
Revenue containers (units)	285,880	296,566	(3.6)%

Operating Revenue.  Operating revenue increased $37.5 million, or 3.3%, and accounted for approximately 99.7% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

General rate increases	$52,374
Revenue related to acquisitions	10,092
Bunker and intermodal fuel surcharges included in rates	6,216
Increase in other non-transportation services	5,806
Revenue container volume decrease	(36,980)

Total operating revenue increase	$37,508

The revenue container volume decline is primarily due to overall soft market conditions in Puerto Rico and decelerating growth in Hawaii. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increase. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in both of the years ended December 23, 2007 and December 24, 2006. We increased our bunker and intermodal fuel surcharges several times throughout 2006 and 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting the extension in the scope of services provided in connection with our expanded services between the U.S. west coast and Guam and Asia, partially offset by a decrease in terminal services.

Cost of Services.  The $50.6 million increase in cost of services is primarily due to higher vessel operating costs related to the deployment of the new vessels and expanded services between the U.S. west coast and Hawaii, which is partially offset by reduced expenses associated with lower container volumes and reduced expenses associated with our cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, increased $49.1 million for the year ended December 23, 2007. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$7,877
Vessel lease expense increase	24,166
Labor and other vessel operating increases	17,104

Total vessel expense increase	$49,147

The $7.9 million increase in fuel costs is comprised of $13.7 million increase in fuel prices offset by a $5.3 million decrease due to lower fuel consumption and a decrease of $0.5 million due a loss on fuel hedge in 2006. The increase in vessel operating expenses is primarily due to additional active vessels during 2007 as a result of the expansion of services between the U.S. west coast and Guam and Asia and the U.S. west coast and Hawaii as well as more dry-dockings during 2007 versus 2006. We continue to incur labor expenses associated with the vessel in dry-dock while also incurring expenses associated with the spare vessels deployed to serve as dry-dock relief. In addition, we incurred certain one-time, non-recurring expenses associated with the activation of the new vessels of approximately $3.5 million during the year ended December 23, 2007.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $198.9 million for the year ended December 23, 2007 from $192.2 million for the year ended December 24, 2006. This increase in marine expenses can be attributed to increased stevedoring costs related to services provided to third parties as a result of the acquisition of HSI, partially offset by lower container volumes.

Inland expense decreased to $197.6 million for the year ended December 23, 2007 from $199.9 million for the year ended December 24, 2006, a decrease of $2.3 million or 1.1%. The decrease in inland expense is primarily due to lower container volumes.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 23,	December 24,
	2007	2006	% Change
	(In thousands)

Land expense:
Maintenance	$50,440	$53,514	(5.7)%
Terminal overhead	50,522	48,585	4.0%
Yard and gate	23,647	26,549	(10.9)%
Warehouse	7,675	7,594	(1.1)%

Total land expense	$132,284	$136,242	(2.9)%

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

Depreciation and Amortization.  Depreciation and amortization was $41.7 million during the year ended December 23, 2007 compared to $40.7 million for the year ended December 24, 2006. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The increase in depreciation and amortization-other is primarily due the timing of the purchase and sale of our containers. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Year Ended	Year Ended
	December 23,	December 24,
	2007	2006	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,996	$10,893	(8.2)%
Depreciation and amortization — other	11,743	10,240	14.7%
Amortization of intangible assets	19,930	19,547	2.0%

Total depreciation and amortization	$41,669	$40,680	2.4%

Amortization of vessel dry-docking	$17,491	$14,652	19.4%

Amortization of Vessel Dry-docking.  Amortization of vessel dry-docking increased $2.8 million during the year ended December 23, 2007 compared to the year ended December 24, 2006. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative.  Selling, general and administrative costs decreased to $85.6 million for the year ended December 23, 2007 compared to $94.9 million for the year ended December 24, 2006, a decrease of $9.3 million or 9.8%. This decrease is comprised of a $10.9 million decrease in the accrual related to our performance incentive plan and $2.0 million decrease of fees incurred in connection with the 2006 secondary offerings, offset by an increase of approximately $2.8 million of compensation expense related to stock option and restricted stock grants.

Horizon Logistics Segment

	Year Ended	Year Ended
	December 23,	December 24,	%
	2007	2006	Change
	(In thousands)

Operating revenue	$15,593	$3,478	348.3%
Operating expense:
Inland	8,373	2,073	303.9%
Land	2,671	1,951	36.9%
Rolling stock rent	97	—	100.0%

Cost of services	11,141	4,024	176.9%

Depreciation and amortization	6,201	9,543	(35.0)%
Selling, general and administrative	5,340	3,377	58.1%
Miscellaneous expense, net	150	713	(79.0)%

Total operating expense	22,832	17,657	29.3%

Operating loss	$(7,239)	$(14,179)	(48.9)%

Operating Revenue.  During 2007, Horizon Logistics operating revenue accounted for approximately 0.3% of consolidated operating revenue. Approximately $9.8 million of the $12.1 million increase during the year ended December 23, 2007 is due to the acquisition of Aero Logistics.

Cost of Services.  Cost of services increased to $11.1 million for the year ended December 23, 2007 compared to $4.0 million for the year ended December 24, 2006, an increase of $7.1 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.

Depreciation and Amortization.  Depreciation and amortization was $6.2 million during the year ended December 23, 2007 compared to $9.5 million for the year ended December 24, 2006. The decrease in depreciation — other is primarily due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Year Ended	Year Ended
	December 23,	December 24,
	2007	2006	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — other	$5,893	$9,543	(38.2)%
Amortization of intangible assets	308	—	100.0%

Total depreciation and amortization	$6,201	$9,543	(35.0)%

Selling, General and Administrative.  Selling, general and administrative costs increased to $5.3 million for the year ended December 23, 2007 compared to $3.4 million for the year ended December 24, 2006, an increase of $1.9 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.

Unallocated Expenses

Interest Expense, Net.  Interest expense, net decreased to $41.7 million for the year ended December 23, 2007 from $48.6 million for the year ended December 24, 2006, a decrease of

$6.9 million or 14.1%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $38.5 million for the year ended December 23, 2007 compared to $0.6 million during the year ended December 24, 2006. The 2007 loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility. The 2006 loss on extinguishment of debt is due to the write off of deferred finance fees associated with the $25.0 million voluntary prepayment on our term loan.

Income Tax Benefit.  Income tax benefit was $14.0 million in 2007 and $25.3 million in 2006, which represent effective tax rates of (94.0%) and (53.9%), respectively. During 2006, we elected the application of tonnage tax. We modified our trade routes between the U.S. west coast and Guam and Asia during 2007. As such, our shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, we recorded a $7.7 million tax benefit related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. This benefit was recorded in connection with the filing of the 2006 income tax return in September 2007. Excluding the loss on extinguishment and the related tax benefits, the benefit associated with the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax and the benefits related to the refinements in methodology of applying tonnage tax, the effective tax rate was 14.1% for the year ended December 23, 2007. The 2006 election was made in connection with the filing of our 2005 federal corporate income tax return and we accounted for this election as a change in the tax status of its qualifying shipping activities. Excluding the 2005 reduction in income tax expense and revaluation of the deferred taxes related to qualifying activities, the effective tax rate for the year ended December 24, 2006 was 9.5%. The effective tax rate is impacted by our income from shipping activities as well as the income from our non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities and the relative size of our consolidated income (loss) before income taxes.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, (vii) share repurchases, (viii) premiums associated with the tender offer, and (ix) purchases of equity instruments in conjunction with the Notes. Cash totaled $5.5 million at December 21, 2008. As of December 21, 2008, $121.7 million was available for borrowing under the $250.0 million revolving credit facility, after taking into account $120.0 million outstanding under the revolver and $8.3 million utilized for outstanding letters of credit.

Operating Activities

Net cash provided by operating activities was $89.4 million for the year ended December 21, 2008 compared to $54.8 million for the year ended December 23, 2007, an increase of $34.5 million. The increase in cash provided by operating activities is primarily due to the following (in thousands):

Decrease in vessel rent payments in excess of accrual	$21,130
Decrease in performance incentive plan payments	10,537
Decrease in accounts receivable	18,507
Decrease in materials and supplies	15,004
Earnings adjusted for non-cash charges	(39,300)
Other increases in working capital, net	8,653

$34,531

Net cash provided by operating activities decreased by $60.7 million to $54.8 million for the year ended December 23, 2007 from $115.5 million for the year ended December 24, 2006. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $131.6 million for the year ended December 23, 2007 compared to $125.5 million for the year ended December 24, 2006, an increase of $6.1 million. The reduction in cash provided by operating activities is primarily related to a $24.0 million increase in vessel rent payments in excess of accruals, $10.5 million of bonus payments in excess of accruals, a $12.7 million increase in accounts receivable as a result of a slight increase in the number of days sales outstanding, a $7.4 million increase in materials and supplies as a result of increased fuel prices and two additional active vessels during 2007 and a $4.6 million increase in vessel dry-docking payments as a result of nine dry-dockings during 2007 versus five during 2006.

Investing Activities

Net cash used in investing activities was $38.8 million for the year ended December 21, 2008 compared to $59.4 million for the year ended December 23, 2007. The reduction is primarily related to a $31.1 million decrease in the purchases of businesses, partially offset by a $2.9 million decrease in proceeds from the sale of equipment increase and a $7.7 million increase in capital expenditures, which includes $14.1 million of progress payments for three new cranes in our Anchorage, Alaska terminal.

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

Financing Activities

Net cash used in financing activities during the year ended December 21, 2008 was $51.3 million compared to $83.1 million for the year ended December 23, 2007. The net cash used in financing activities during the year ended December 21, 2008 included $8.5 million of net repayments made on the Senior Credit Facility, $13.3 million of dividends to stockholders and $29.3 million to complete the stock repurchase program. During the year December 23 2007, we refinanced our debt structure. We used the proceeds provided by the Senior Credit Facility (as defined below) and the Notes (as defined below) to (i) repay $192.8 million of borrowings outstanding under the prior senior credit facility (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in our tender offer, and (iii) purchase 1,000,000 shares of our common stock. Concurrent with the issuance of the Notes, we entered into hedge transactions whereby, under certain circumstances, we have the option to receive shares of our common stock, and we sold warrants whereby certain financial institutions have the option to receive shares of our common stock. Our cost of the note hedge transactions was approximately $52.5 million and we received proceeds of $11.9 million related to the sale of the warrants. The net cash used in financing activities during the year ended December 23, 2007 also includes a $25.0 million prepayment under the Prior Senior Credit Facility, $14.7 million of dividends to stockholders, $20.7 million of treasury stock purchased under the stock repurchase program, and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific.

Net cash used in financing activities during the year ended December 23, 2007 was $83.1 million compared to $43.7 million for the year ended December 24, 2006. We used the proceeds provided by the New Credit Facility (as defined below) and the Notes (as defined below) to (i) repay $192.8 million of borrowings outstanding under the prior senior credit facility, (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in our tender offer, and (iii) purchase 1,000,000 shares of our common stock. Concurrent with the issuance of the Notes, we entered into note hedge transactions whereby we have the option to purchase shares of our common stock and we sold warrants to purchase our common stock. Our cost of the note hedge transactions was approximately $52.5 million and we received proceeds of $11.9 million related to the sale of the warrants. The net cash used in financing activities during the year ended December 23, 2007 also includes a $25.0 million prepayment under the senior credit facility and $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific. The net cash used for financing activities during 2006 includes a $25.0 million prepayment under the senior credit facility, the payment of $1.2 million in financing costs related to fees associated with amendments to Horizon Lines and HLHC’s senior credit facility, and a $1.3 million open market purchase of HLFHC’s 11% senior discount notes.

Stock Repurchase Program

On November 19, 2007, our Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of our common stock. The program allowed us to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. We acquired 1,172,700 shares at a total cost of $20.7 million under this program during the fourth quarter of 2007. We completed our share repurchase program in the first quarter of 2008, acquiring an additional 1,627,500 shares at a total cost of $29.3 million. Although we do not currently intend to repurchase additional shares, we will continue to evaluate market conditions and may, subject to approval by our Board of Directors, repurchase additional shares of our common stock in the future.

Capital Requirements and Liquidity

Global credit markets have recently experienced significant liquidity disruptions, and continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases has resulted in the unavailability of certain types of debt financing. Although these factors may make it difficult or expensive for us to access credit markets, we have access to credit. We believe we have sufficient liquidity to meet our current needs and are closely managing our capital spending based on current and anticipated volume levels. We will defer or limit capital additions where economically feasible. Based upon our current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our liquidity needs throughout 2009. During 2009, we expect to spend approximately $13.0 million and $18.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, continued

redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. We intend to utilize our cash flows to pay dividends, for working capital needs, and to make debt repayments. Although, we currently expect that cash dividends will continue to be paid in the future, we have no commitment to do so and can provide no assurance this will occur. Due to the seasonality within our business, we will utilize borrowings under the senior credit facility in the first half of 2009 but plan to repay such borrowings in the second half of the year.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 21, 2008 are as follows (in thousands):

	Total				After
	Obligations	2009	2010-2011	2012-2013	2013

Principal obligations:
Senior credit facility	$238,750	$6,250	$37,500	$195,000	$—
4.25% convertible senior notes	330,000	—	—	330,000	—
5.26% note payable	1,718	302	656	729	31
Operating leases(1)	669,436	106,195	164,848	136,239	262,154

Subtotal	1,239,904	112,747	203,004	661,968	262,185

Interest obligations:(2)
Senior credit facility	31,114	8,917	16,707	5,490	—
4.25% convertible senior notes	56,100	14,025	28,050	14,025	—

Subtotal	87,214	22,942	44,757	19,515	—

Total principal and interest	$1,327,118	$135,689	$247,761	$681,483	$262,185

Other commitments(3)	$32,762	$16,692	$7,081	$—	$8,989

(1)	The above contractual obligations table does not include the residual guarantee related to our transaction with Ship Finance Limited. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.2 million as a liability.

(2)	Included in contractual obligations are scheduled interest payments. Interest payments on the term loan portion of the senior credit facility are fixed and based on the interest rate swap (as defined below). Interest payments on the revolver portion of the senior credit facility are variable and are based as of December 21, 2008 upon the London Inter-Bank Offered Rate (LIBOR) plus 1.50%. The three-month LIBOR /swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 4.25% convertible senior notes is fixed and is paid semi-annually on February 15 and August 15 of each year, beginning on February 15, 2008, until maturity on August 15, 2012.

(3)	Other commitments include standby letters of credit, the purchase commitment related to the Anchorage, Alaska cranes, and other long term liabilities.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-Term Debt

Senior Credit Facility

On August 8, 2007, we entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders (the “Senior Credit Facility”). The obligations are secured by substantially all of our owned assets. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

On December 31, 2007, we made our first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. As of December 21, 2008, $238.8 million was outstanding under the Senior Credit Facility, which included a $118.8 million term loan and borrowings of $120.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of December 21, 2008) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 0.25% to 1.0% (Prime plus 0.50% as of December 21, 2008). The weighted average interest rate at December 21, 2008 was approximately 4.2%, which includes the impact of the interest rate swap (as described below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of December 21, 2008).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of December 21, 2008 and expect to be in compliance during 2009.

Derivative Instruments

On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect us against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan.

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of December 21, 2008, we recorded a liability of $3.9 million, included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $2.4 million (net of tax of $1.5 million) in other comprehensive loss for the year ended December 21, 2008, respectively. No hedge ineffectiveness was recorded during the year ended December 21, 2008. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of the transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.

4.25% Convertible Senior Notes

On August 8, 2007, we issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require us to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.

Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of our common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Notes into our common stock as follows:

•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	During any five business day period prior to May 15, 2012, immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if we are a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which our common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 21, 2008, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

Concurrent with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions whereby if we are required to issue shares of its common stock upon conversion of the Notes, we have the option to receive up to 8.9 million shares of our common stock when the price of our common stock is between $37.13 and $51.41 per share upon conversion, and we sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of our common stock when the price of our common stock exceeds $51.41 per share upon conversion. In June 2008, we obtained approval from our shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. Our cost of the note hedge transactions was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a

Company’s Own Stock” (“EITF No. 00-19”). We received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.

In accordance with SFAS 128, the Notes and the warrants sold in connection with the hedge transactions will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes or exercise of the warrants, we will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the Senior Credit Facility. As of December 21, 2008, we had outstanding a $118.8 million term loan and $120.0 million under the revolving credit facility, which bear interest at variable rates.

On March 31, 2008, we entered into an interest rate swap with Wachovia in the notional amount of $121.9 million. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a fixed rate of interest of 3.02%, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The purpose of entering into this swap is to protect us against the risk of rising interest rates related to our term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. We do not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of the transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.

Each quarter point change in interest rates or spread would result in a $0.3 million change in annual interest expense on the revolving credit facility.

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

In addition, at times we utilize derivative instruments tied to various indexes to hedge a portion of our quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. We do not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties.

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

The table below provides information about our debt obligations indexed to LIBOR. The principal cash flows are in thousands.

								Fair Value
								December 21,
	2009	2010	2011	2012	2013	Thereafter	Total	2008(1)

Liabilities
Long-term Debt:
Fixed rate	$302	$319	$337	$330,355	$374	$31	$331,718	$150,944
Average interest rate	4.3%					5.3%
Variable rate	$6,250	$18,750	$18,750	$195,000	$—	$—	$238,750	$238,750
Average interest rate	4.2%

Interest Rate Derivatives
Interest Rate Swap:
Variable to Fixed	$112,500	$96,094	$73,828	$18,750	$—	$—	$118,750	$118,750
Average pay rate	3.2%	3.2%	3.2%	3.2%
Average receive rate	1.9%	1.7%	1.7%	1.9%

(1)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging.

Item 8. Financial Statements and Supplementary Data

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 21, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 21, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 21, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 21, 2008.

Ernst and Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting, which is on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 21, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

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

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2009, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.
Index to Consolidated Financial Statements

(a)(2) Exhibits:

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-123073	9/22/05	3.1
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-32627	6/5/07	3.1
3	.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation					X
3.2		Amended and Restated Bylaws of the Registrant.	8-K	001-32627	2/4/09	3.2
3.3		Certificate of Amendment of Amended and Restated Certificates of Incorporation of the Registrant.	8-K	001-32627	6/5/07	3.1
4.1		Specimen of Common Stock Certificate.	S-1	333-123073	9/19/05	4.8
4.2		Indenture, dated August 8, 2007, by and among Horizon Lines, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/13/07	4.3
4.3		Form of Note (included in Exhibit 4.7).	8-K	001-32627	8/13/07	4.4
10.1		Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003.	S-1	333-123073	3/2/05	10.10

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.2		Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.	S-1	333-123073	3/2/05	10.26
*10	.3	Amended and Restated Put/Call Agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto.	8-K	001-32627	10/24/05	99.4
*10	.4	Form of Restricted Stock Award Agreement.	8-K	001-32627	4/30/08	10.1
10	.5†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.	S-4	333-123681	6/23/05	10.14
10	.6†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.	S-4	333-123681	3/30/05	10.15
10	.7†	TP1 Space Charter and Transportation Service Contract, dated May 9, 2004, between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	S-4	333-123681	6/23/05	10.16
10	.8.1††	Amendment No. 1 to TP1 Space Charter and Transportation Service Contract, dated November 30, 2006 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-K	001-32627	3/2/07	10.12.1
10	.8.2††	Amendment No. 2 to TP1 Space Charter and Transportation Service Contract, dated July 2, 2007 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-Q	001-32627	7/27/07	10.12.2
10	.9†	Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc., CSX Lines of Alaska, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/20/05	10.17

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.9.1††	Agreement Regarding the Container Interchange Agreement, dated November 30, 2006, among A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.13.1
10	.10†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/30/05	10.18
10	.10.1††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.14.1
10	.11.1	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.	S-4	333-123681	3/30/05	10.21
10.12		Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.	S-1	333-123073	3/2/05	10.36
10.13		Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.	S-1	333-123073	3/2/05	10.37
10.14		Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.38
10.15		Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.39
10.16		Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).	S-1	333-123073	3/2/05	10.40

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.16.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.40.1
10.17		Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	3/2/05	10.41
10	.17.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.41.1
10.18		Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002.	S-1	333-123073	3/2/05	10.42
10	.18.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	7/29/05	10.42.1
*10	.19	Form of Directors’ and Officers’ Indemnification Agreement.	S-1	333-123073	9/19/05	10.43
10	.19.1	Form of Non-management Directors’ Indemnification Agreement	8-K	001-32627	7/18/08	10.1
*10	.20	Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan.	S-1	333-123073	9/19/05	10.44
*10	.21.1	First Amendment to Employment Agreement dated as of December 20, 2003, between Horizon Lines and John V. Keenan.	8-K	001-32627	12/21/05	10.44.1
*10	.22.1	Amended and Restated Equity Incentive Plan.	8-K	001-32627	12/19/08	10.1
*10	.23	Horizon Lines, Inc., Employee Stock Purchase Plan.	S-1	333-123073	9/19/05	10.46
*10	.24	Stock Option Award Agreement.	8-K	001-32627	4/11/06	10.1
10.25		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Eagle and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.52
10.26		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Falcon and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.53
10.27		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hunter and Horizon Lines, LLC.	S-1	333-134270	5/16/06	10.54

		Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

10.28	Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Tiger and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.55
10.29	Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hawk and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.56
10.30	Restricted Stock Agreement dated as of February 1, 2006, among Horizon Lines, Inc. and John Handy.	S-1	333-134270	5/19/06	10.59
10.31	Purchase Agreement, dated August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.1
10.32	Registration Rights Agreement, dated August 8, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.2
10.33	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.3
10.34	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.4
10.35	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.5
10.36	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.6
10.37	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.7
10.38	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.8
10.39	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.9
10.40	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.10

Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.41		Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.11
10.42		Credit Agreement, dated August 8, 2007, by and among Horizon Lines, Inc., as Borrower; certain subsidiaries of the Borrower for time to time parties thereto, as Guarantors; the Lenders parties thereto; Wachovia Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and Goldman Sachs Credit Partners, L.P., LaSalle Bank, National Association and JP Morgan Chase Bank, N.A., as Joint Documentation Agents.	8-K	001-32627	8/13/07	10.12
*10	.43	Restricted Stock Agreement between the Registrant and Charles G. Raymond dated June 28, 2007.	8-K	001-32627	7/3/07	10.1
14		Code of Ethics.					X
21		List of Subsidiaries of Horizon Lines, Inc.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

*	Exhibit represents a management contract or compensatory plan.

†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of February 2009.

HORIZON LINES, INC.

By:	/s/ Charles G. Raymond
Charles G. Raymond
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 4th day of February 2009.

Signature	Title

/s/ Charles G. Raymond Charles G. Raymond	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Michael T. Avara Michael T. Avara	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cameron James G. Cameron	Director

/s/ Vernon E. Clark Vernon E. Clark	Director

/s/ Dan A. Colussy Dan A. Colussy	Director

/s/ James W. Down James W. Down	Director

/s/ William J. Flynn William J. Flynn	Director

/s/ Alex J. Mandl Alex J. Mandl	Director

/s/ Norman Y. Mineta Norman Y. Mineta	Director

/s/ Thomas P. Storrs Thomas P. Storrs	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 21, 2008 and December 23, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 21, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 21, 2008 and December 23, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 21, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Lines, Inc’s internal control over financial reporting as of December 21, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited Horizon Lines, Inc.’s internal control over financial reporting as of December 21, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horizon Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Horizon Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 21, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Lines, Inc. as of December 21, 2008 and December 23, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 21, 2008 and our report dated February 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 2, 2009

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 21,	December 23,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash	$5,487	$6,276
Accounts receivable, net of allowance	135,299	140,820
Deferred tax asset	7,450	13,792
Prepaid vessel rent	4,471	4,361
Materials and supplies	23,644	31,576
Other current assets	10,424	10,446

Total current assets	186,775	207,271
Property and equipment, net	208,453	194,679
Goodwill	317,068	334,671
Intangible assets, net	126,697	152,031
Deferred tax asset	23,992	4,060
Other long-term assets	24,122	33,729

Total assets	$887,107	$926,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,947	$40,225
Current portion of long-term debt	6,552	6,537
Accrued vessel rent	5,421	6,503
Other accrued liabilities	97,720	95,027

Total current liabilities	151,640	148,292
Long-term debt, net of current portion	563,916	572,469
Deferred rent	27,058	31,531
Other long-term liabilities	30,836	19,571

Total liabilities	773,450	771,863

Stockholders’ equity:
Preferred stock, $.01 par value, 30,500 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 33,808 shares issued and 30,008 shares outstanding at December 21, 2008 and 50,000 shares authorized, 33,674 shares issued and 31,502 shares outstanding at December 23, 2007	338	337
Treasury stock, 3,800 and 2,172 shares at cost as of December 21, 2008 and December 23, 2007, respectively	(78,538)	(49,208)
Additional paid in capital	168,779	163,760
Retained earnings	29,780	39,994
Accumulated other comprehensive loss	(6,702)	(305)

Total stockholders’ equity	113,657	154,578

Total liabilities and stockholders’ equity	$887,107	$926,441

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Income

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006
	(In thousands, except per share amounts)

Operating revenue	$1,304,259	$1,206,515	$1,156,892
Operating expense:
Cost of services (excluding depreciation expense)	1,074,675	954,006	896,311
Depreciation and amortization	45,643	47,870	50,223
Amortization of vessel dry-docking	17,162	17,491	14,652
Selling, general and administrative	108,206	90,978	98,286
Impairment of assets	25,415	—	—
Restructuring costs	3,244	—	—
Miscellaneous expense	2,898	997	1,449

Total operating expense	1,277,243	1,111,342	1,060,921

Operating income	27,016	95,173	95,971
Other expense (income):
Interest expense, net	32,498	41,672	48,552
Loss on early extinguishment of debt	—	38,546	581
Other (income) expense, net	(62)	79	(187)

(Loss) income before income taxes	(5,420)	14,876	47,025
Income tax benefit	(8,479)	(13,983)	(25,332)

Net income	$3,059	$28,859	$72,357

Net income per share:
Basic	$0.10	$0.87	$2.16
Diluted	$0.10	$0.85	$2.14
Number of shares used in calculations:
Basic	29,963	33,221	33,551
Diluted	30,331	33,859	33,772
Cash dividends per share	$0.44	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$3,059	$28,859	$72,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,343	27,631	30,676
Amortization of intangibles	21,300	20,239	19,547
Amortization of vessel dry-docking	17,162	17,491	14,652
Impairment of assets	25,415	—	—
Restructuring costs	3,244	—	—
Amortization of deferred financing costs	2,693	2,973	3,990
Deferred income taxes	(8,479)	(13,983)	(25,088)
(Gain) loss on equipment disposals	(24)	(171)	242
Loss on early extinguishment of debt	—	38,546	581
Accretion on 11% senior discount notes	—	6,062	9,174
Stock-based compensation	3,651	3,769	949
Tax benefit (deficiency) from exercise of stock options	—	101	(1,289)
Changes in operating assets and liabilities:
Accounts receivable, net	5,854	(12,653)	(894)
Materials and supplies	7,636	(7,368)	1,819
Other current assets	23	(3,340)	(664)
Accounts payable	1,625	11,106	5,954
Accrued liabilities	(2,721)	(15,305)	1,395
Vessel rent	(4,883)	(26,013)	(1,973)
Vessel dry-docking payments	(13,913)	(21,414)	(16,815)
Other assets/liabilities	3,383	(1,693)	911

Net cash provided by operating activities	89,368	54,837	115,524

Cash flows from investing activities:
Purchases of equipment	(39,149)	(31,426)	(21,288)
Purchases of businesses, net of cash acquired	(198)	(31,323)	—
Proceeds from sale of equipment	500	3,362	2,192
Other investing activities	—	—	(244)

Net cash used in investing activities	(38,847)	(59,387)	(19,340)

Cash flows from financing activities:
Borrowing under revolving credit facility	78,000	163,500	—
Payments on revolving credit facility	(80,000)	(41,500)	—
Purchase of treasury stock	(29,330)	(49,208)	—
Payments of long-term debt	(6,538)	(517,167)	(28,776)
Dividend to stockholders	(13,273)	(14,653)	(14,764)
Payment of financing costs	(139)	(12,912)	(1,182)
Payments on capital lease obligation	(81)	(152)	(195)
Proceeds from exercise of stock options	13	216	101
Proceeds from issuance of common stock	38	29	—
Tax (deficiency) benefit from exercise of stock options	—	(101)	1,289
Proceeds from issuance of convertible notes	—	330,000	—
Borrowing of term loan	—	125,000	—
Purchase of call options	—	(52,541)	—
Sale of common stock warrants	—	11,958	—
Redemption premiums	—	(25,592)	—
Costs associated with initial public offering	—	—	(158)

Net cash used in financing activities	(51,310)	(83,123)	(43,685)

Net (decrease) increase in cash	(789)	(87,673)	52,499
Cash at beginning of year	6,276	93,949	41,450

Cash at end of year	$5,487	$6,276	$93,949

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
				Additional	Retained	Other
	Common	Common	Treasury	Paid in	Earnings	Comprehensive	Stockholders’
	Shares	Stock	Stock	Capital	(Loss)	Income (Loss)	Equity
	(In thousands)

Stockholders’ equity at December 25, 2005	33,544	$336	$—	$179,590	$(28,240)	$74	$151,760
Exercise of stock options	24	—	—	101	—	—	101
Costs associated with initial public offering	—	—	—	(221)	—	—	(221)
Tax deficiency from exercise of stock options	—	—	—	(1,289)	—	—	(1,289)
Dividend to shareholders	—	—	—	—	(14,764)	—	(14,764)
Stock-based compensation	—	—	—	949	—	—	949
Stock issued under Employee Stock Purchase Plan	23	—	—	469	—	—	469
Net income	—	—	—	—	72,357	—	72,357
Change in fair value of fuel contract	—	—	—	—	—	(74)	(74)

Comprehensive income							72,283

Adjustment to apply SFAS 158, net of tax	—	—	—	—	—	(1,011)	(1,011)

Stockholders’ equity at December 24, 2006	33,591	336	—	179,599	29,353	(1,011)	208,277

Effect of the adoption of FIN 48	—	—	—	—	(3,530)	—	(3,530)
Effects of changing pension plan measurement date pursuant to FAS 158					(35)	8	(27)
Exercise of stock options	21	—	—	216	—	—	216
Purchase of call spread options, net of tax benefits of $19,179	—	—	—	(33,362)	—	—	(33,362)
Sale of common stock warrants	—	—	—	11,958	—	—	11,958
Tax deficiency from exercise of stock options	—	—	—	101	—	—	101
Dividend to shareholders	—	—	—	—	(14,653)	—	(14,653)
Stock-based compensation	—	—	—	3,769	—	—	3,769
Stock issued under Employee Stock Purchase Plan	62	1	—	1,479	—	—	1,480
Common stock repurchases	(2,172)	—	(49,208)	—	—	—	(49,208)
Net income	—	—	—	—	28,859	—	28,859
Unrecognized actuarial gains, net of tax	—	—	—	—	—	597	597
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	101	101

Comprehensive income							29,557

Stockholders’ equity at December 23, 2007	31,502	337	(49,208)	163,760	39,994	(305)	154,578

Exercise of stock options	1	—	—	13	—	—	14
Vesting of restricted stock	15	—	—	(34)	—	—	(34)
Dividend to shareholders	—	—	—	—	(13,273)	—	(13,273)
Stock-based compensation	—	—	—	3,651	—	—	3,651
Stock issued under Employee Stock Purchase Plan	118	1	—	1,389	—	—	1,389
Common stock repurchases	(1,628)	—	(29,330)	—	—	—	(29,330)
Net income	—	—	—	—	3,059	—	3,059
Unrecognized actuarial losses, net of tax	—	—	—	—	—	(4,095)	(4,095)
Fair value of interest rate swap, net of tax	—	—	—	—	—	(2,402)	(2,402)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	100	100

Comprehensive loss							(3,338)

Stockholders’ equity at December 21, 2008	30,008	$338	$(78,538)	$168,779	$29,780	$(6,702)	$113,657

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

On July 7, 2004, Horizon Lines, Inc. (the “Company”) was formed as an acquisition vehicle to acquire the equity interest in Horizon Lines Holding Corp. (“HLHC”). The Company operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. Horizon Lines operates as a Jones Act container shipping company. Horizon Logistics manages the Company’s integrated logistics services, including rail, trucking and distribution operations, in addition to Horizon Services Group, an organization offering transportation management systems and customized software solutions to shippers, carriers, and other supply chain participants.

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

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable reflective of its historical collection experience. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligation to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for the bad debts against amounts due. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. The Company does not require collateral from its trade customers.

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue. During 2008, average revenue adjustments per month were approximately $0.4 million, on average total revenue per month of approximately $108.7 million (less than 0.4% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average total monthly revenue adjustments and the average lag for identifying and processing these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 70-90 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

The allowance for doubtful accounts and revenue adjustments approximated $8.2 million at December 21, 2008 and $6.2 million at December 23, 2007, respectively.

Materials and Supplies

Materials and supplies consist primarily of fuel inventory aboard vessels and inventory for maintenance of property and equipment. Fuel is carried at cost on the first in, first out (FIFO) basis, while all other materials and supplies are carried at average cost.

Property and Equipment

Property and equipment are stated at cost. Certain costs incurred in the development of internal-use software are capitalized. Routine maintenance, repairs, and removals other than vessel dry-dockings are charged to expense. Expenditures that materially increase values, change capacities or extend useful lives of the assets are capitalized. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets are as follows:

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

Vessel Dry-docking

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. United States Coast Guard regulations generally require that vessels be dry-docked twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings are customarily capitalized and are then amortized over a 30-month period beginning with the accounting period following the vessel’s release from dry-dock.

The Company takes advantage of vessel dry-dockings to also perform normal repair and maintenance procedures on the vessels. These routine vessel maintenance and repair procedures are charged to expense as incurred. In addition, the Company will occasionally during a vessel dry-docking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual undiscounted cash flow impairment tests. At least annually, or sooner if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss might be recognized.

Revenue Recognition

The Company accounts for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process”. Under this method the Company records transportation revenue and an accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. The Company believes this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred. The Company recognizes revenue and related costs of sales for terminal and other services upon completion of services.

The Company recognizes revenue from logistics operations as service is rendered. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue and the associated costs for the following services are recognized upon proof of delivery of freight: truck brokerage, rail brokerage, expedited international air, expedited domestic ground services, and drayage. Horizon Logistics also offers warehousing/long-term storage for which revenue is recognized based upon warehouse space occupied during the reporting period.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based Compensation

On September 16, 2005, the Board of Directors of Horizon Lines, Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock for various stock-based compensation arrangements. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the fourth quarter of fiscal year 2005. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2008, the fiscal period began on December 24, 2007 and ended on December 21, 2008. For fiscal year 2007, the fiscal period began on December 25, 2006 and ended on December 23, 2007. For fiscal year 2006, the fiscal period began on December 26, 2005 and ended on December 24, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, deferred tax assets and long-lived assets and the useful lives of intangible assets and property and equipment.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

prohibited. The Company is in the process of determining the impact the adoption of FSP EITF 03-6-1 will have on its consolidated results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 10) are within the scope of FSP APB 14-1. As such, the Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for the fiscal years ended December 21, 2008 and December 23, 2007 as follows (in thousands except per share amounts):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Interest expense, net	$32,498	$8,901	$41,399	$41,672	$3,204	$44,876
Income tax (benefit) expense	(8,479)	(3,249)	(11,728)	(13,983)	(1,169)	(15,152)
Net income (loss)	3,059	(5,652)	(2,593)	28,859	(2,034)	26,825
Net income (loss) per share
Basic	0.10	(0.19)	(0.09)	0.87	(0.06)	0.81
Diluted	0.10	(0.19)	(0.09)	0.85	(0.06)	0.79
Balance Sheet
Intangible assets, net	$126,697	$(1,155)	$125,542	$152,031	$(1,495)	$150,536
Deferred tax assets	23,992	4,418	28,410	4,060	1,169	2,891
Total assets	887,107	3,263	890,370	926,441	(326)	926,115
Long-term debt, net of current	563,916	(37,657)	526,259	572,469	(46,898)	525,571
Additional paid in capital	168,779	48,606	217,385	163,760	48,606	212,366
Retained earnings	29,780	(7,686)	22,094	39,994	(2,034)	37,960
Total liabilities and stockholders’ equity	887,107	3,263	890,370	926,441	(326)	926,115

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company will record the following estimated amounts as additional non-cash interest expense subsequent to the adoption of FSP APB 14-1 (in thousands):

Fiscal Year

2009	$10,011
2010	11,060
2011	11,765
2012	4,821

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Supplemental Cash Flow Information

On December 25, 2006, the Company adopted the provisions of FIN 48 and recorded a $3.5 million increase in the liability for unrecognized tax benefit, which was accounted for as a reduction to retained earnings. During 2007, in conjunction with the acquisition of HSI, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. Also during 2007, the Company recorded a $19.2 million income tax benefit related to the note hedge transactions entered into in conjunction with the issuance of the convertible senior notes due 2012. See Note 10 for additional information related to the convertible senior notes and the note hedge transactions. The Company’s employee stock purchase plan contains a dividend reinvestment provision. As such, during 2008 and 2007, the Company retained a total of $38 thousand and $29 thousand, respectively, related to quarterly dividends paid on outstanding shares purchased through the employee stock purchase plan and issued 8,379 and 1,117 shares, respectively, of its common stock.

Cash payments for interest and income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Interest	$29,116	$33,277	$36,693
Income taxes	711	444	868

3.	Restructuring Charge

In an effort to manage costs in response to declining container volumes and the deteriorating markets in Puerto Rico and Hawaii, during the fourth quarter of 2008 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 70 of its non-union employees. The Company substantially completed the workforce reduction initiative on January 30, 2009. The reduction in workforce impacted approximately 80 non-union employees resulting in an expected total restructuring charge of $4.2 million related to this reduction in workforce. Of the $4.2 million, a charge of $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $1.0 million will be recorded during the first quarter of 2009. Of the $3.2 million

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

recorded during the fourth quarter of 2008, $3.1 million was included within the Horizon Lines segment and the remaining $0.1 million was included in the Horizon Logistics segment.

The following table presents the restructuring reserves at December 21, 2008, as well as activity during the year (in thousands):

	Balance at			Balance at
	December 23,			December 21,
	2007	Provision	Payments	2008

Personnel related costs	$—	$3,132	$—	$3,132
Other associated costs	—	112	(47)	65

Total	$—	$3,244	$(47)	$3,197

In the consolidated balance sheet, the current portion of the reserve for restructuring costs of $3.1 million is recorded in other accrued liabilities and the non-current portion of $0.1 million is recorded in other non-current liabilities.

4.	Impairment Charge

The following table presents the components of the impairment charge recorded during the year ended December 21, 2008 (in thousands):

Goodwill	$17,650
Customer relationships	1,735
Vessels	3,292
Equipment	2,738

Total	$25,415

Goodwill

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. During 2007, the Company completed the acquisition of Aero Logistics (see Note 5 for additional information). Following the guidance contained in SFAS 142, the Company performs tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Impairment tests for goodwill require a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of goodwill. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use. The Company uses a discount rate that is commensurate with the risk inherent in the projected cash flows. The implied fair value of Aero Logistics’ goodwill of $2.9 million resulted in an impairment charge of $17.7 million based on the carrying amount of $20.6 million.

Customer Relationships

Identifiable intangible assets were acquired in connection with the purchase of Aero Logistics. The management of Aero Logistics maintained strong relationships within certain of its customers,

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

and as such, a portion of the purchase price was allocated to a customer relationship intangible asset. However, in an effort to consolidate services with one carrier, one of Aero Logistics’ major customers has shifted all of its shipping and retail replenishment activities to another carrier. As a result, future cash flows generated from this customer are expected to be minimal, and an impairment charge of $1.7 million was recorded in the fourth quarter of 2008 in order to remove the net book value of the customer relationship intangible asset.

Vessels

During 2006, the Company completed a series of agreements to charter five new non-Jones Act qualified container vessels (the “new vessels”). These new vessels were deployed in the Company’s trade routes between the U.S. west coast and Asia and Guam. As a result of the deployment of the new vessels, five of the Company’s Jones Act qualified vessels became spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. The Company maintains one vessel for seasonal deployment in the Alaska trade, and one dry-dock relief vessel on both the U.S east coast and U.S. west coast. The remaining two spare vessels were tested for potential impairment. The fair value of each of the spare vessels was determined using the scrap value less certain costs to sell the assets. The carrying value of the vessels was in excess of the fair value, and as such, the Company recorded an impairment charge of $3.3 million to write down the carrying value of the vessels to their fair value.

Equipment

In response to the continued deterioration in the Company’s shipping volumes, the Company has reviewed its inventory of owned and leased equipment. The Company has identified certain of its owned and leased equipment that is not expected to be employed during the foreseeable future or that will be returned to the lessor. As a result, the Company recorded a charge of $2.7 million related to the impaired equipment.

5.	Acquisitions

On August 22, 2007, the Company completed the acquisition of Montebello Management, LLC (D/B/A Aero Logistics) (“Aero Logistics”), a full-service third party logistics provider (3-PL), for approximately $27.5 million in cash. Aero Logistics provides air, less than truckload (LTL) brokerage, warehousing and international expedited transport services. Aero Logistics results of operations have been included in the Company’s consolidated financial statements since the third quarter of 2007 and are included in the Horizon Logistics segment.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents pro-forma financial information as though the acquisitions had occurred on December 26, 2005 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 23,	December 24,
	2007	2006

Operating revenue	$1,233,749	$1,198,109
Net income	28,865	71,182
Earnings per share (basic)	0.87	2.12
Earnings per share (diluted)	0.85	2.11

6.	Segment Reporting

Currently, the Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s customized logistics solutions and Horizon Services Group and to focus on the growth and further development of the Company’s fully integrated logistics services. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was core container shipping services and terminal services.

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

Inter-segment revenues are presented at prices which approximate cost. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment revenue, expense, asset and liability balances have been eliminated in consolidation. Certain segment information for the fiscal years ended December 23, 2007 and December 24, 2006 have been reclassified to conform to the presentation for the fiscal year ended

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 21, 2008. The following table presents information about the results of operations and the assets of the Company’s two reportable segments (in thousands):

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Operating revenue:
Horizon Lines	$1,268,418	$1,190,922	$1,153,414
Horizon Logistics	227,668	190,607	183,677

	1,496,086	1,381,529	1,337,091
Inter-segment revenue	(191,827)	(175,014)	(180,199)

Consolidated operating revenue	$1,304,259	$1,206,515	$1,156,892

Depreciation and amortization:
Horizon Lines	$59,575	$59,160	$55,332
Horizon Logistics	3,260	6,201	9,543

	68,835	65,361	64,875
Eliminations	(30)	—	—

Consolidated depreciation and amortization	$62,805	$65,361	$64,875

Segment operating income (loss):
Horizon Lines	$52,289	$102,412	$110,150
Horizon Logistics	(25,273)	(7,239)	(14,179)

Consolidated operating income	27,016	95,173	95,971
Unallocated interest expense, net	32,498	41,672	48,552
Loss on early extinguishment of debt	—	38,546	581
Unallocated other (income) expense, net	(62)	79	(187)

Consolidated (loss) income before income tax (benefit) expense	$(5,420)	$14,876	$47,025

Capital expenditures:
Horizon Lines	$35,604	$29,314	$20,031
Horizon Logistics	3,545	2,112	1,257

Consolidated capital expenditures	$39,149	$31,426	$21,288

	December 21,	December 23,
	2008	2007

Segment assets:
Horizon Lines	$897,699	$922,376
Horizon Logistics	22,297	36,954

	919,996	959,330
Eliminations	(32,889)	(32,889)

Consolidated assets	$887,107	$926,441

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 21,	December 23,
	2008	2007

Vessels	$149,557	$141,776
Containers	24,099	24,522
Chassis	14,713	14,923
Cranes	26,852	25,179
Machinery & equipment	26,127	23,923
Facilities & land improvement	20,718	10,847
Software	20,875	30,214
Construction in progress	34,382	20,275

Total property and equipment	317,323	291,659
Accumulated depreciation	(108,870)	(96,980)

Property and equipment, net	$208,453	$194,679

The increase in facilities and land improvement is primarily due to certain assets related to the San Juan, Puerto Rico port redevelopment project being completed and placed into service. The increase in construction in progress is primarily related to $14.1 million of payments for new cranes in the Company’s Anchorage, Alaska terminal. The cranes are expected to become operational in late 2010. During the year ended December 21, 2008, the Company capitalized interest totaling $0.3 million related to this long term project.

The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $12.3 million, $11.7 million and $10.9 million for the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively.

Depreciation expense related to capitalized software was $1.5 million, $5.3 million and $9.6 million for the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively.

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 21,	December 23,
	2008	2007

Customer contracts/relationships	$142,475	$144,824
Trademarks	63,800	63,800
Deferred financing costs	13,011	12,872
Non-compete agreements	262	262

Total intangibles with definite lives	219,548	221,758
Less: accumulated amortization	(92,851)	(69,727)

Net intangibles with definite lives	126,697	152,031
Goodwill	317,068	334,671

Total intangible assets, net	$443,765	$486,702

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2009	$23,289
2010	23,262
2011	23,066
2012	19,131
2013	12,158

Changes in the carrying amount of goodwill during the year ended December 21, 2008 are as follows (in thousands):

	Horizon	Horizon
	Lines	Logistics	Total

Balance at December 23, 2007	$314,149	$20,522	$334,671
Impairment loss recognized	—	(17,650)	(17,650)
Other	—	47	47

Balance at December 21, 2008	$314,149	$2,919	$317,068

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 21,	December 23,
	2008	2007

Vessel operations	$18,681	$23,064
Payroll and employee benefits	13,943	12,722
Marine operations	12,162	9,682
Terminal operations	11,847	9,278
Fuel	7,443	14,885
Interest	6,437	6,986
Restructuring costs	3,069	—
Other liabilities	24,138	18,410

Total other accrued liabilities	$97,720	$95,027

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 21,	December 23,
	2008	2007

Term loan	$118,750	$125,000
Revolving credit facility	120,000	122,000
4.25% convertible senior notes	330,000	330,000
Other	1,718	2,006

Total long-term debt	570,468	579,006
Current portion	(6,552)	(6,537)

Long-term debt, net of current	$563,916	$572,469

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

On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of December 21, 2008) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 0.25% to 1.0% (Prime plus 0.50% as of December 21, 2008). The weighted average interest rate at December 21, 2008 was approximately 4.2%, which includes the impact of the interest rate swap (as described below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of December 21, 2008). As of December 21, 2008, $121.7 million was available for borrowing under the revolving credit facility, after taking into account $120.0 million outstanding under the revolver and $8.3 million utilized for outstanding letters of credit.

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of December 21, 2008.

4.25% Convertible Senior Notes

On August 8, 2007, the Company issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:

•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	During any five business day period prior to May 15, 2012, immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 21, 2008, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Debt

In conjunction with the acquisition of HSI during 2007, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 21, 2008 and December 23, 2007 were $389.7 million and $545.8 million, respectively. The fair value of the Notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

Annual maturities of long-term debt obligations are as follows (in thousands):

2009	$6,552
2010	19,069
2011	19,087
2012	525,355
2013	374
Thereafter	31

$570,468

11.	Fair Value Measurement

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The unrealized loss on the interest rate swap of $3.9 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of December 21, 2008.

12.	Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method (in thousands, except per share amounts):

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Numerator:
Net income	$3,059	$28,859	$72,357

Denominator:
Denominator for basic income per common share:
Weighted average shares outstanding	29,963	33,221	33,551

Effect of dilutive securities:
Stock-based compensation	368	638	221

Denominator for diluted net income per common share	30,331	33,859	33,772

Basic net income per common share	$0.10	$0.87	$2.16

Diluted net income per common share	$0.10	$0.85	$2.14

On November 19, 2007, the Company’s Board of Directors authorized the Company to commence a stock repurchase program to buy back up to $50.0 million worth of its common stock. The program allowed the Company to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. The Company acquired 1,172,700 shares at a total cost of $20.6 million under this program during the fourth quarter of 2007, and completed the program during the first quarter of 2008 by acquiring an additional 1,627,500 shares at a total cost of $29.4 million.

13.	Derivative Financial Instruments

On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of the transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of December 21, 2008, the Company recorded a liability of $3.9 million, included in other long-term liabilities, in the accompanying consolidated balance sheet. The Company also recorded $2.4 million (net of tax of $1.5 million) in other comprehensive loss for the year ended December 21, 2008, respectively. No hedge ineffectiveness was recorded during the year ended December 21, 2008.

During 2006, the Company entered into fuel swap contracts to fix the price of fuel. The contracts were accounted for as cash flow hedges. Accordingly, the Company recorded the fair value of the hedge contracts in other current assets and accumulated other comprehensive income. There were no fuel swap contracts outstanding as of December 21, 2008 or as of December 23, 2007.

14.	Shelf Registration and Secondary Offerings

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

15.	Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $106.9 million, $96.4 million and $71.6 million for the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease obligations at December 21, 2008 are as follows (in thousands):

Non-Cancelable
Fiscal Year Ending	Operating
December	Leases

2009	$106,195
2010	101,744
2011	63,104
2012	64,770
2013	71,469
Thereafter	262,154

Total future minimum lease obligation	$669,436

16.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. The Company matches employee contributions up to 6% of qualified compensation. The cost for this benefit totaled $2.5 million, $2.3 million and $2.1 million for the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension and Post-Retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by recent performance of the investments in the financial markets, may result in higher contributions to these plans.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 21, 2008. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.4 million during each of the years ended December 21, 2008, December 23, 2007 and December 24, 2006. The plan was underfunded by $3.4 million and $1.2 million at December 21, 2008 and December 23, 2007, respectively.

As part of the acquisition of HSI during 2007, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million and $37 thousand during the years

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

ended December 21, 2008 and December 23, 2007, respectively. The plan was underfunded by $3.7 million and $2.2 million at December 21, 2008 and December 23, 2007, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.6 million during each of the years ended December 21, 2008, December 23, 2007 and December 24, 2006. The post-retirement benefit plan was underfunded by $3.9 million and $2.5 million at December 21, 2008 and December 23, 2007, respectively.

As part of the acquisition of HSI during 2007, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.3 million and $0.2 million during the years ended December 21, 2008 and December 23, 2007, respectively. The plan was underfunded by $6.3 million and $4.9 million at December 21, 2008 and December 23, 2007, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

	Pension		Post-retirement
	Plans		Benefit Plans
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligation
Beginning obligations	$(9,107)	$(2,541)	$(7,377)	$(2,225)
Obligation assumed as a result of acquisition	—	(6,433)	—	(5,359)
Service cost	(273)	(277)	(425)	(394)
Interest cost	(553)	(338)	(442)	(285)
Amendments	(1,526)	—	(406)	—
Actuarial (loss) gain	(680)	344	(1,861)	702
Transition entry to change measurement date	—	(27)	—	—
Benefits paid	351	165	388	184

Ending obligations	(11,788)	(9,107)	(10,123)	(7,377)

Change in Plans’Assets
Beginning fair value	5,742	1,136	—	—
Assets of acquired plan	—	4,034	—	—
Actual return on plans’ assets	(1,592)	161	—	—
Employer contributions	901	576	—	—
Benefits paid	(351)	(165)	—	—

Ending fair value	4,700	5,742	—	—

Funded status at end of year	$(7,088)	$(3,365)	$(10,123)	$(7,377)

Net Periodic Benefit Cost

	Pension		Post-retirement
	Plans		Benefit Plans
	2008	2007	2008	2007
	(In thousands)
Service cost	$273	$277	$425	$394
Interest cost	553	338	442	285
Expected return on plan assets	(449)	(250)	—	—
Amortization of prior service cost	—	—	59	59
Amortization of transition obligation	102	103	—	—
	—	—	(21)	—

Net periodic benefit cost	$479	$468	$905	$738

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rate Assumptions

	Pension		Post-retirement
	Benefits		Benefits
	2008	2007	2008	2007
Weighted-average discount rate used in determining net periodic cost	6.2%	5.8%	6.2%	5.8%
Weighted-average expected long-term rate of return on plans’ assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	5.5%	6.2%	5.5%	6.2%
Assumed health care cost trend:
Initial trend	N/A	N/A	9.00%	7.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $1.5 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $1.2 million. Expected Company contributions during 2009 total $0.8 million, all of which is related to the pension plan. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Post-retirement
Fiscal Year Ending	Benefits	Benefits

2009	$382	$428
2010	413	450
2011	450	465
2012	530	497
2013	553	505
2014-2018	3,487	2,710

	$5,815	$5,055

The Company’s pension plans’ investment policy and weighted average asset allocations at December 21, 2008 by asset category, are as follows:

Pension Benefits at
December 21,
Asset Category	2008

Cash	5%
Equity securities	58%
Debt securities	37%

100%

The objective of the pension plan investment policy is to grow assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plans’ assets. The pension plan

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

management committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain the target investment mix. The committee has established a target investment mix of 65% equities and 35% fixed-income for the plans.

The expected return on plan assets is based on the asset allocation mix and historical return, taking into account current and expected market conditions.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $9.9 million during each of the years ended December 21, 2008 and December 23, 2007 and $9.7 million during the year ended December 24, 2006. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

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

	Fiscal Years Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Stock options	$1,585	$1,667	$790
Restricted stock	1,779	1,875	159
Employee stock purchase plan	287	227	—

Total	$3,651	$3,769	$949

The Company recognized deferred tax assets related to stock-based compensation of $1.1 million, $0.7 million and $0.1 million during the fiscal years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

The Company maintains a stock plan for the grant of stock options and restricted stock awards to key employees of the Company. On September 16, 2005, the Board of Directors of the Company authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. As of December 21, 2008, there were 954,224 shares of common stock reserved for issuance under the stock plan. Stock options granted under the plan have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company. The Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approves the grants of nonqualified stock options by the Company, pursuant to the Company’s Amended and Restated Equity Incentive Plan. These options are granted on such approval date.

On April 24, 2008, the Board of Directors approved the grant by the Company of non-qualified options to certain employees of the Company to purchase an aggregate of 199,000 shares of its common stock at a price of $14.63 per share. The fair value of the options on the date of the grant was $4.05 per share. The Company recorded $0.2 million of compensation expense during the year ended December 21, 2008 related to the options. A total of 7,000 of these options have been forfeited through December 21, 2008.

On July 21, 2008, Board of Directors approved the grant by the Company of non-qualified options to certain employees of the Company to purchase an aggregate of 10,000 shares of its common stock at a price of $9.38 per share. The fair value of the options on the date of the grant was $2.38 per share.

On March 26, 2007, the Board of Directors approved the grant by the Company of non-qualified options to certain employees of the Company to purchase an aggregate of 329,000 shares of its common stock at a price of $33.51 per share. Each option is scheduled to cliff vest and become fully exercisable on March 26, 2010, provided the employee who was granted such option is continuously employed by the Company through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The grant date fair value of the options granted was $10.58 per share. The Company recorded $0.9 million and $0.8 million of compensation expense during the years ended December 21, 2008 and December 23, 2007, respectively, related to the options. None of these options have been exercised and a total of 32,432 of these options have been forfeited through December 21, 2008.

On July 27, 2006, the Board of Directors approved the grant by the Company of non-qualified stock options to certain employees of the Company to purchase an aggregate of 38,075 shares of its common stock at a price of $15.97 per share. The Company recorded $49 thousand of compensation expense during each of the years ended December 21, 2008 and December 23, 2007 and $22 thousand of compensation expense during the year ended December 24, 2006 related to the options.

On April 7, 2006, the Board of Directors approved the grant by the Company of non-qualified stock options to certain employees of the Company to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. The Company recorded $0.3 million, $0.5 million and $0.4 million of compensation expense during the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively, related to the options. None of these options have been exercised and a total of 85,340 of these options have been forfeited through December 21, 2008.

The weighted average grant date fair values of options granted during 2008, 2007 and 2006 were $3.97, $10.58 and $2.87, respectively. A total of 531,889 shares vested during 2008. In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the option’s vesting period using the straight-line attribution approach:

	2008	2007	2006

Expected dividend yield	3.4%-4.7%	1.3%	2.8%-3.5%
Expected stock price volatility	33.3%-35.7%	27.0%	24.7%-26.2%
Weighted average risk-free interest rate	3.44%-3.69%	4.51%	4.92%-5.00%
Expected life of options (years)	6.5	6.5	6.5

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

As of December 21, 2008, there was $1.9 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 0.8 years.

A summary of option activity under the Company’s stock plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)

Outstanding at December 25, 2005	705,100	$10.00	9.75	$1,678
Granted	655,575	12.74
Exercised	(31,938)	10.00
Forfeited	(37,729)	11.30

Outstanding at December 24, 2006	1,291,008	11.35	9.16	$20,975
Granted	329,000	33.51
Exercised	(21,000)	10.00
Forfeited	—	—

Outstanding at December 23, 2007	1,599,008	15.93	8.40	$9,696
Granted	209,000	14.38
Exercised(a)	(1,312)	10.00
Forfeited	(172,754)	15.57

Outstanding at December 21, 2008	1,633,942	$15.77	7.55	$—

Vested or expected to vest at December 21, 2008	1,599,538	$15.65	7.53	$—

Exercisable at December 21, 2008	565,139	$10.00	6.77	$—

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 21, 2008, December 23, 2007 and December 24, 2006 was $2 thousand, $0.3 million and $0.5 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plan for the years ended December 21, 2008, December 23, 2007 and December 24, 2006 was $13 thousand, $0.2 million and $0.1 million, respectively.

Restricted Stock

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

On August 28, 2007, in conjunction with the acquisition of Aero Logistics, the Company granted 50,001 shares of restricted stock to certain employees of Aero Logistics. The shares of restricted stock will vest on March 31, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company through such date. The grant date fair market value of the restricted shares was $27.50 per share. On June 28, 2007, the Company granted 75,965 shares of restricted stock to the Company’s Chief Executive Officer (the “CEO”). The restricted stock will cliff vest on December 31, 2009, provided the CEO has been in continuous employment with the Company. The grant date fair value of the restricted shares was $32.91 per share. On June 5, 2007, the Company granted 3,487 restricted shares each to three new members of the Board of Directors. The grant date fair market value of the restricted shares was $34.42 per share and the shares will cliff vest on June 5, 2010. On June 5, 2007, the Company granted 1,744 restricted shares each to all non-employee members of the Board of Directors. The grant date fair market value of the restricted shares was $34.42 per share and the shares will vest in full on June 5, 2008. On March 26, 2007, the Company granted 71,500 shares of restricted stock to certain employees of the Company and its subsidiaries. The shares of restricted stock will vest on March 26, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company and its subsidiaries through such date. The grant date fair market value of the restricted shares was $33.51 per share. On January 30,

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

2007, the Company granted 4,064 restricted shares each to three new members of the Board of Directors. The grant date fair market value of the restricted shares was $29.53 per share and the shares will vest in full on January 30, 2010.

A summary of the status of the Company’s restricted stock awards is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date

Nonvested at December 25, 2005	—	$—
Granted	70,000	12.57
Vested	—	—
Forfeited	—	—

Nonvested at December 24, 2006	70,000	12.57
Granted	237,559	31.96
Vested	—	—
Forfeited	—	—

Nonvested at December 23, 2007	307,559	27.54
Granted	182,827	31.96
Vested	(17,440)	34.42
Forfeited	(44,134)	27.70

Nonvested at December 21, 2008	428,812	$21.39

As of December 21, 2008, there was $3.3 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company has reserved 308,866 shares of its common stock for issuance under the ESPP. As of December 21, 2008, there were 25,293 shares of common stock reserved for issuance under the ESPP. Employees generally are eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of the Company or any of its designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees are permitted to acquire shares of common stock through payroll deductions within a percentage range of their salary as determined by the Company’s Compensation Committee. Such employee purchases are subject to maximum purchase limitations.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each share of stock using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the plan purchase period using the straight-line attribution approach:

	2008	2007

Expected dividend yield	2.4%-12.6%	1.4%-2.4%
Expected stock price volatility	66.4%-86.7%	23.0%-51.0%
Weighted average risk-free interest rate	0.85%-3.92%	3.92%-5.07%
Expected term (years)	0.25	0.25
Fair value at grant date	$0.78-$3.78	$3.25-$4.42

As of December 21, 2008, there was no unrecognized compensation expense related to the ESPP.

18.	Income Taxes

During the third quarter of 2006, the Company elected the application of the tonnage tax to its qualifying shipping activities. The Company modified its trade routes between the U.S. west coast and Guam and Asia during 2007. As such, the Company’s shipping activities associated with these modified trade routes became qualifying shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. The Company’s effective tax rate for the year ended December 21, 2008 and December 23, 2007 was (156.4)% and (94.0)%, respectively.

Income tax benefit are as follows (in thousands):

	Fiscal Year Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Income tax benefit:
Current:
Federal	$1,096	$—	$(842)
State/territory	161	—	598

Total current	1,257	—	(244)

Deferred:
Federal	(9,606)	(12,720)	(24,127)
State/territory	(130)	(1,263)	(961)

Total deferred	(9,736)	(13,983)	(25,088)

Net income tax benefit	$(8,479)	$(13,983)	$(25,332)

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The difference between the income tax benefit and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 21,	December 23,	December 24,
	2008	2007	2006

Income tax (benefit) expense at statutory rates:	$(1,897)	$5,207	$16,459
State/territory, net of federal income tax benefit	(262)	(124)	(255)
Qualifying shipping income	(6,725)	(11,837)	(24,702)
Revaluation of deferred taxes for tonnage tax regime	—	(7,702)	(18,801)
Transaction costs	—	—	711
Other Items	405	473	1,256

Net income tax benefit	$(8,479)	$(13,983)	$(25,332)

In accordance with the provisions of SFAS 109 and APB No. 25, the Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $15 thousand, $0.1 million and $1.3 million as a decrease directly to additional paid-in capital for the years ended December 21, 2008, December 23, 2007 and December 24, 2006, respectively.

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 21,	December 23,
	2008	2007

Deferred tax assets:
Leases	$10,968	$13,063
Convertible note hedge	15,288	17,935
Allowance for doubtful accounts	975	1,029
Net operating losses and AMT carryforwards	34,292	33,804
Post retirement benefits	970	848
Other	12,229	6,942
Valuation allowances	(1,262)	(1,262)

Total deferred tax assets	73,460	72,359
Deferred tax liabilities:
Depreciation	(17,628)	(18,301)
Capital construction fund	(12,907)	(13,126)
Intangibles	(9,223)	(19,629)
Other	(2,260)	(3,451)

Total deferred tax liabilities	(42,018)	(54,507)

Net deferred tax asset	$31,442	$17,852

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $88.7 million and $84.7 million as of December 21, 2008 and December 23, 2007, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $12.3 million and $13.2 million as of December 21, 2008 and December 23,

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

2007, respectively. The Federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.6 million as of December 21, 2008 and December 23, 2007. Net operating loss credits generated from tax losses in Guam begin to expire in 2023. The Company has recorded a valuation allowance against the deferred tax asset attributable to the net operating loss generated in Guam.

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

	2008	2007

Beginning balance	$8,482	$3,530
Additions based on tax positions related to the current year	2,196	3,550
Additions for tax positions of prior years	—	2,049
Reductions for tax positions of prior years	(1,689)	(647)

Ending balance	$8,989	$8,482

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $8.8 million. The FIN 48 balance includes $0.1 million associated with the federal tax benefit for state tax liabilities currently recorded as a deferred tax asset. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2006 through 2008, the Company has not recognized any interest and penalties in its statement of operations and statement of financial position. Furthermore, there were no accruals for the payment of interest and penalties at either December 21, 2008 or December 23, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 21, 2008 include 2004-2008.

Net operating loss credits generated from tax losses in Guam begin to expire in 2023. The Company has recorded a valuation allowance against the deferred tax asset attributable to the net operating loss generated in Guam.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Commitments and Contingencies

Legal Proceedings

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. The Company is currently providing documents to the DOJ in response to the subpoena, and the Company intends to continue to fully cooperate with the DOJ in its investigation.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-six cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, nineteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. All of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.

Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. These matters are pending discovery.

In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. This matter is pending discovery.

Through December 21, 2008, the Company has incurred approximately $10.7 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the early stages of the litigations, the fact-intensive nature of the issues involved and the inherent uncertainty of the litigation, the Company is unable to predict the outcome of the suits or a reasonable range for any possible outcomes. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company has not made a provision for any possible fines or penalties in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition cash flows and results of operations.

On October 20, 2008, three former managers of the Company plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico. These guilty pleas were accepted by the court on January 20, 2009.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Two securities class action lawsuits were filed in the United States District Court for the District of Delaware, naming the Company and five current and former employees, including our Chief Executive Officer, as defendants. The first complaint was filed on December 31, 2008 and the second complaint was filed on January 27, 2009, and each complaint purports to be on behalf of purchasers of the Company’s common stock during the period from March 2, 2007 through April 25, 2008. The complaints allege, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company is unable to predict the outcome of these lawsuits; however, the Company believes that it has appropriate disclosure practices and intends to vigorously defend against the lawsuits.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 21, 2008 and December 23, 2007, these letters of credit totaled $8.3 million and $6.3 million, respectively.

Labor Relations

Approximately 67.5% of the Company’s total work force is covered by collective bargaining agreements. The collective bargaining agreements are scheduled to expire from 2010-2014.

20.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$305,947	$330,958	$352,638	$314,716
Operating income (loss)(1)(2)	11,601	16,684	21,788	(23,057)
Net income (loss) (1)(2)	2,091	7,235	12,528	(18,795)
Basic net income (loss) per share	0.07	0.24	0.42	(0.63)
Diluted net income (loss) per share	0.07	0.24	0.42	(0.63)

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$273,664	$295,701	$321,145	$316,005
Operating income	16,479	22,905	35,283	20,506
Net income(3)(4)	7,052	9,560	1,570	10,677
Basic net income per share	0.21	0.28	0.05	0.33
Diluted net income per share	0.21	0.28	0.05	0.32

(1)	The second, third, and fourth quarter of 2008 include expenses of $2.4 million, $4.6 million, and $3.7 million, respectively, related to legal and professional fees associated with the DOJ investigation and the antitrust related litigation.

(2)	The fourth quarter of 2008 includes a $3.2 million charge related to the Company’s restructuring plan, an impairment charge totaling $25.4 million, and a supplementary premium call totaling $1.3 million related the Company’s protection and indemnity insurance policies for the three year period ended December 21, 2008.

(3)	The first quarter of 2007 includes a $2.5 million tax benefit related to the revaluation of deferred taxes associated with the qualified shipping income expected to be generated by the vessels in the Company’s modified trade routes between the U.S. west cost and Guam and Asia.

(4)	The third quarter of 2007 includes a $23.9 million loss, net of tax benefits, on extinguishment related to the refinancing of the Company’s long term debt.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Subsequent Event

Two securities class action lawsuits were filed in the United States District Court for the District of Delaware, naming the Company and five current and former employees, including our Chief Executive Officer, as defendants. The first complaint was filed on December 31, 2008 and the second complaint was filed on January 27, 2009, and each complaint purports to be on behalf of purchasers of the Company’s common stock during the period from March 2, 2007 through April 25, 2008. The complaints allege, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company is unable to predict the outcome of these lawsuits; however, the Company believes that it has appropriate disclosure practices and intends to vigorously defend against the lawsuits.

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts
Years Ended December 2008, 2007 and 2006

		Charged
		to Cost		Charged
	Beginning	and		to other		Ending
	Balance	Expenses	Deductions	Accounts		Balance
	(In thousands)

Accounts receivable reserve:
Year ended December 21, 2008:
Allowance for doubtful accounts	$5,091	$2,970	$(944)	$—		$7,117
Allowance for revenue adjustments	1,100	4,796	(4,796)	—		1,100

	$6,191	$7,766	$(5,740)	$—		$8,217
Year ended December 23, 2007:
Allowance for doubtful accounts	$3,472	$2,700	$(1,081)	$—		$5,091
Allowance for revenue adjustments	1,500	4,974	(5,374)	—		1,100

	$4,972	$7,674	$(6,455)	$—		$6,191
For the year ended December 24, 2006:
Allowance for doubtful accounts	$4,563	$1,758	$(2,849)	$—		$3,472
Allowance for revenue adjustments	1,500	6,875	(6,875)	—		1,500

	$6,063	$8,633	$(9,724)	$—		$4,972
Restructuring costs:
For the year ended December 21, 2008	$—	$3,244	$(47)	$—		$3,197
Deferred tax assets valuation allowance:
For the year ended December 21, 2008	$1,262	$—	$—	$—		$1,262
For the year ended December 23, 2007	$1,262	$—	$—	$—		$1,262
For the year ended December 24, 2006	$3,881	$—	$(711)	$(1,908	)(1)	$1,262

(1)	As a result of the removal of certain deferred tax assets and the related valuation allowances.