Form 10-Q
period 2009-03-22
Horizon Lines, Inc.
filed 2009-04-24
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 22, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At April 22, 2009, 30,175,543 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 22,	December 21,
	2009	2008
		(As Adjusted)
Assets
Current assets
Cash	$4,960	$5,487
Accounts receivable, net of allowance of $7,955 and $8,217 at March 22, 2009 and December 21, 2008, respectively	133,774	135,299
Deferred tax asset	4,150	7,450
Prepaid vessel rent	16,273	4,471
Materials and supplies	22,898	23,644
Other current assets	9,896	10,424

Total current assets	191,951	186,775
Property and equipment, net	205,115	208,453
Goodwill	317,068	317,068
Intangible assets, net	119,805	125,542
Deferred tax asset	14,213	10,669
Other long-term assets	27,149	24,122

Total assets	$875,301	$872,629

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,753	$41,947
Current portion of long-term debt	9,677	6,552
Accrued vessel rent	—	5,421
Other accrued liabilities	102,096	97,720

Total current liabilities	140,526	151,640
Long-term debt, net of current portion	553,945	526,259
Deferred rent	25,940	27,058
Other long-term liabilities	29,847	30,836

Total liabilities	750,258	735,793

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 33,976 shares issued and 30,176 shares outstanding as of March 22, 2009 and 33,808 shares issued and 30,008 shares outstanding as of December 21, 2008	340	338
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	201,222	199,644
Retained earnings	8,794	22,094
Accumulated other comprehensive loss	(6,775)	(6,702)

Total stockholders’ equity	125,043	136,836

Total liabilities and stockholders’ equity	$875,301	$872,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
Operating revenue	$272,351	$305,947
Operating expense:
Cost of services (excluding depreciation expense)	229,659	252,970
Depreciation and amortization	10,975	11,326
Amortization of vessel dry-docking	3,798	4,374
Selling, general and administrative	27,768	25,131
Restructuring costs	788	—
Miscellaneous expense, net	182	545

Total operating expense	273,170	294,346
Operating (loss) income	(819)	11,601
Other expense:
Interest expense, net	9,431	11,159
Other (income), net	—	(3)

(Loss) income before income tax benefit	(10,250)	445
Income tax benefit	(297)	(281)

Net (loss) income	$(9,953)	$726

Net (loss) income per share:
Basic	$(0.33)	$0.02
Diluted	$(0.33)	$0.02

Number of shares used in calculations:
Basic	30,424	30,492
Diluted	30,424	30,874

Dividends declared per common share	$0.11	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net (loss) income	$(9,953)	$726
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	5,817	5,984
Amortization of other intangible assets	5,158	5,342
Amortization of vessel dry-docking	3,798	4,374
Amortization of deferred financing costs	577	673
Restructuring costs	788	—
Deferred income taxes	(199)	(469)
Gain on equipment disposals	(15)	(11)
Stock-based compensation	941	1,186
Accretion of interest on 4.25% convertible notes	2,422	2,150
Changes in operating assets and liabilities:
Accounts receivable	1,525	(12,947)
Materials and supplies	746	1,145
Other current assets	529	(760)
Accounts payable	(13,194)	(14,485)
Accrued liabilities	1,261	3,145
Vessel rent	(18,137)	(17,446)
Vessel dry-docking payments	(3,147)	(2,531)
Other assets/liabilities	(1,277)	824

Net cash used in operating activities	(22,360)	(23,100)

Cash flows from investing activities:
Purchases of property and equipment	(3,315)	(3,444)
Purchase of business	—	(198)
Proceeds from the sale of property and equipment	89	112

Net cash used in investing activities	(3,226)	(3,530)

Cash flows from financing activities:
Payments on long-term debt	(1,612)	(1,632)
Borrowing under revolving credit facility	40,000	67,000
Payments on revolving credit facility	(10,000)	(9,000)
Dividends to stockholders	(3,348)	(3,321)
Common stock issued under employee stock purchase plan	19	10
Purchase of treasury stock	—	(29,342)
Payments of financing costs	—	(76)
Payments on capital lease obligation	—	(20)

Net cash provided by financing activities	25,059	23,619

Net decrease in cash	(527)	(3,011)
Cash at beginning of period	5,487	6,276

Cash at end of period	$4,960	$3,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Hawaii Stevedores, Inc. (“HSI”), and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. Horizon Logistics manages integrated logistics service offerings, including rail, trucking, distribution, and non-vessel operating common carrier (“NVOCC”) services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. As noted below, certain prior period balances have been adjusted to conform to recent accounting pronouncements.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2008. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.
The financial statements as of March 22, 2009 and the financial statements for the quarters ended March 22, 2009 and March 23, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 4) are within the scope of FSP APB 14-1. The Company has adopted the provisions of FSP APB 14-1, and as such, has adjusted the reported amounts in its Statement of Operations for the quarter ended March 23, 2008 and Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statement of Operations for Quarter Ended March 23, 2008

	As		As
	Reported	Adjustments	Adjusted

Interest expense, net	$9,009	$2,150	$11,159
Income tax expense (benefit)	504	(785)	(281)
Net income	2,091	(1,365)	726

Net income per share
Basic	0.07	(0.05)	0.02
Diluted	0.07	(0.05)	0.02
Balance Sheet at December 21, 2008

	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company has adopted the provisions of FSP EITF 03-6-1 and as such, has adjusted the reported amounts of basic and diluted shares outstanding for the quarter ended March 23, 2008 as follows:

	As		As
	Reported	Adjustments	Adjusted

Denominator for basic net income per share	30,291	201	30,492
Effect of dilutive securities	502	(120)	382

Denominator for diluted net income per share	30,793	81	30,874

3. Restructuring
The Company completed its non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees resulting in an expected total restructuring charge of $4.0 million. Of the $4.0 million, a charge of $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. Of the $0.8 million recorded during the first quarter of 2009, $0.7 million was included within the Horizon Lines segment and the remaining $35 thousand was included in the Horizon Logistics segment.

The following table presents the restructuring reserves at March 22, 2009, as well as activity during the year (in thousands):

	Balance at					Balance at
	December 21,				Charged to Other	March 22,
	2008	Provision	Payments	Adjustments	Accounts(1)	2009
Personnel related costs	$3,132	$935	$(1,477)	$(172)	$(485)	$1,933
Other associated costs	65	25	(32)	—	—	58

Total	$3,197	$960	$(1,509)	$(172)	$(485)	$1,991

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.
In the consolidated balance sheet, the reserve for restructuring costs is recorded in other accrued liabilities.
4. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 22,	December 21,
	2009	2008
		(As Adjusted)
Senior credit facility
Term loan	$117,188	$118,750
Revolving credit facility	150,000	120,000
4.25% convertible senior notes	294,765	292,343
Other	1,669	1,718

Total long-term debt	563,622	532,811
Less current portion	(9,677)	(6,552)

Long-term debt, net of current portion	$553,945	$526,259

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
On December 31, 2007, the Company made its first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of March 22, 2009) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 0.25% plus 1.0% (Prime plus 0.50% as of March 22, 2009). The weighted average interest rate at March 22, 2009 was approximately 3.1%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of March 22, 2009). As of March 22, 2009, $91.7 million was available for borrowing under the revolving credit facility, after taking into account $150.0 million outstanding under the revolver and $8.3 million utilized for outstanding letters of credit.
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of March 22, 2009.

Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of this transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of March 22, 2009, the Company recorded a liability of $4.2 million, included in other long-term liabilities, in the accompanying consolidated balance sheet. The Company also recorded $0.2 million (net of tax of $0.1 million) in other comprehensive loss for the quarter ended March 22, 2009. No hedge ineffectiveness was recorded during the quarter ended March 22, 2009.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 22, 2009, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

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
5. Income Taxes
During 2006, the Company elected the application of tonnage tax. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
6. Stock-Based Compensation
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
Compensation costs related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”) and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. In addition, recipients who retire from the Company after attaining age 59 1/2 are typically entitled to proportionate vesting. The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended
	March 22,	March 23,
	2009	2008

Stock options	$381	$483
Restricted stock	560	623
ESPP	—	80

Total	$941	$1,186

The Company recognized deferred tax assets related to stock-based compensation of $46 thousand and $0.2 million during the quarters ended March 22, 2009 and March 23, 2008, respectively.

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of option activity under the Plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 21, 2008	1,633,942	$15.77
Granted	—
Exercised	—
Forfeited	(75,152)	17.90

Outstanding at March 22, 2009	1,558,790	$15.67	7.37	$—

Vested or expected to vest at March 22, 2009	1,538,739	$15.58	7.36	$—

Exercisable at March 22, 2009	660,139	$11.05	6.89	$—

As of March 22, 2009, there was $1.4 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 0.4 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of March 22, 2009 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 21, 2008	428,812	$21.39
Granted	444,500	3.38
Vested	(79,004)	12.66
Forfeited	(33,500)	17.52

Nonvested at March 22, 2009	760,808	$11.70

As of March 22, 2009, there was $3.6 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

7. Net (Loss) Income per Common Share
In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), basic net (loss) income per share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options, using the treasury-stock method.
Earnings per share are as follows (in thousands, except per share amounts):

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
Numerator:
Net (loss) income	$(9,953)	$726

Denominator:
Denominator for basic (loss) income per common share:
Weighted average shares outstanding	30,424	30,492

Effect of dilutive securities:
Stock-based compensation	—	382

Denominator for diluted net (loss) income per common share	30,424	30,874

Basic net (loss) income per common share	$(0.33)	$0.02

Diluted net (loss) income per common share	$(0.33)	$0.02

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 315,653 shares have been included in the denominator for basic (loss) income per share for these participating securities. In addition, a total of 2,424 shares have been excluded from the denominator for diluted net loss per common share during the quarter ended March 22, 2009 as the impact would be anti-dilutive.
8. Comprehensive (Loss) Income
Comprehensive (loss) income is as follows (in thousands):

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
Net (loss) income	$(9,953)	$726
Change in fair value of interest rate swap	(175)	—
Amortization of pension and post-retirement benefit transition obligation	103	5

Comprehensive (loss) income	$(10,025)	$731

9. Segment Reporting
Currently, the Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s existing customized logistics solutions and to focus on the growth and further development of the Company’s fully integrated logistics services. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was the core container shipping services and terminal services.

Inter-segment revenues are presented at prices which approximate market. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarters ended March 23, 2008 has been reclassified to conform to the presentation for the quarter ended March 22, 2009. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters ended March 22, 2009 and March 23, 2008 (in thousands):

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
Operating revenue:
Horizon Lines	$265,047	$297,917
Horizon Logistics	37,263	51,246

	302,310	349,163
Inter-segment revenue	(29,959)	(43,216)

Consolidated operating revenue	$272,351	$305,947

Depreciation and amortization:
Horizon Lines	$14,676	$15,458
Horizon Logistics	97	273

	14,773	15,731
Eliminations	—	(31)

Consolidated depreciation and amortization	$14,773	$15,700

Segment operating income (loss):
Horizon Lines	$1,048	$12,706
Horizon Logistics	(1,867)	(1,105)

Consolidated operating (loss) income	(819)	11,601

Unallocated interest expense, net	9,431	11,159
Unallocated other income, net	—	(3)

Consolidated (loss) income before income tax expense (benefit)	$(10,250)	$445

Capital expenditures:
Horizon Lines	$3,291	$2,978
Horizon Logistics	24	466

Consolidated capital expenditures	$3,315	$3,444

March 22,
2009
Segment assets:
Horizon Lines	$865,719
Horizon Logistics	9,582

Consolidated assets	$875,301

10. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 22,	December 21,
	2009	2008
Vessels and vessel improvements	$149,696	$149,557
Containers	24,568	24,099
Chassis	14,626	14,713
Cranes	26,937	26,852
Machinery and equipment	28,128	26,127
Facilities and land improvements	21,117	20,718
Software	21,391	20,875
Construction in progress	33,181	34,382

Total property and equipment	319,644	317,323
Accumulated depreciation	(114,529)	(108,870)

Property and equipment, net	$205,115	$208,453

11. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 22,	December 21,
	2009	2008
		(As Adjusted)
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	11,388	11,388
Non-compete agreements	262	262

Total intangibles with definite lives	217,925	217,925
Accumulated amortization	(98,120)	(92,383)

Net intangibles with definite lives	119,805	125,542
Goodwill	317,068	317,068

Intangible assets, net	$436,873	$442,610

12. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 22,	December 21,
	2009	2008
Vessel operations	$24,183	$18,681
Payroll and employee benefits	14,038	13,943
Marine operations	12,084	12,162
Terminal operations	12,009	11,847
Fuel	8,430	7,443
Interest	2,977	6,437
Restructuring costs	1,991	3,069
Other liabilities	26,384	24,138

Total other accrued liabilities	$102,096	$97,720

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
The unrealized loss on the interest rate swap of $4.2 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of March 22, 2009.
14. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by recent performance of the investments in the financial markets, and lower discount rates due to falling interest rates, may result in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 22, 2009. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million and $0.1 million during the quarter ended March 22, 2009 and March 23, 2008, respectively.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million and $16 thousand during the quarter ended March 22, 2009 and March 23, 2008, respectively.
The Company expects to make contributions to the above mentioned pension plans totaling $1.9 million during 2009, including a contribution of $1.1 million in order to satisfy the requirements of the Worker, Retiree, and Employer Recovery Act.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million during each of the quarters ended March 22, 2009 and March 23, 2008.
As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 22, 2009 and March 23, 2008.

Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.3 million and $2.9 million during the quarter ended March 22, 2009 and March 23, 2008, respectively. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
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
Through March 22, 2009, the Company has incurred approximately $15.1 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the current stage of the litigation, the fact-intensive nature of the issues involved and the inherent uncertainty of the litigation, the Company is unable to predict the outcome of the suits or a reasonable range for any possible outcomes. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company has not made a provision for any possible fines or penalties in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition cash flows and results of operations.
On October 20, 2008, three former managers of the Company plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico. These guilty pleas were accepted by the court on January 20, 2009.

Two securities class action lawsuits were filed in the United States District Court for the District of Delaware, naming the Company and five current and former employees, including its Chief Executive Officer, as defendants. The first complaint was filed on December 31, 2008 and the second complaint was filed on January 27, 2009, but was subsequently voluntarily dismissed by the plaintiffs. Each complaint purports to be on behalf of purchasers of the Company’s common stock during the period from March 2, 2007 through April 25, 2008. The complaints allege, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company is unable to predict the outcome of these lawsuits; however, the Company believes that it has appropriate disclosure practices and intends to vigorously defend against the lawsuits.
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
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On both March 22, 2009 and December 21, 2008, amounts outstanding on these letters of credit totaled $8.3 million.
16. Recent Accounting Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the adoption did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have an impact on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have an impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have an impact on the Company’s results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have an impact on the Company’s results of operations and financial position.

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
Executive Overview
Global economic conditions continued to trend downward and were exacerbated in the first quarter by a contracting economy and rising unemployment. As expected, our results for the period reflect the difficult operating environment. The deteriorating macroeconomic environment has caused significant volatility in global financial markets and has continued to put significant pressure on discretionary consumer spending worldwide. Our markets continue to experience an increased number of business closures, sharp declines in housing starts and tourism, and a general slowdown in consumer spending.
Container volumes during the quarter ended March 22, 2009 were impacted by deteriorating market conditions. In addition, lower volume, including a decline in exports, affected terminal services revenue. Operating revenue decreased as a result of lower container volumes along with lower fuel surcharges, offset by unit revenue improvements resulting from general rate increases and cargo mix upgrades.
The decrease in operating expense during the quarter ended March 22, 2009 is primarily due to lower fuel prices, partially offset by an increase in vessel operating expense and an increase in selling, general and administrative expenses due to the Department of Justice antitrust investigation and related legal proceedings.

	Quarters Ended
	March 22,	March 23,
	2009	2008
	($ in thousands)
Operating revenue	$272,351	$305,947
Operating expense	273,170	294,346

Operating (loss) income	$(819)	$11,601

Operating ratio	100.3%	96.2%
Revenue containers (units)	61,477	66,195

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

	Quarters Ended
	March 22,	March 23,
	2009	2008
		(As Adjusted)
	(in thousands)
Net (loss) income	$(9,953)	$726
Interest expense, net	9,431	11,159
Income tax benefit	(297)	(281)
Depreciation and amortization	14,773	15,700

EBITDA	$13,954	$27,304

General
The Company has two principal businesses referred to as Horizon Lines, LLC (“Horizon Lines”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through Horizon Lines, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 19,700 cargo containers. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, distribution, and non-vessel operating common carrier (“NVOCC”) services. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong, Yantian and Taiwan.
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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 22, 2009. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 21, 2008 as filed with the SEC.
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.
Results of Operations
Operating Revenue Overview
We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. At times, there is a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.
Over 85% of our revenue is generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, (vi) NVOCC operations, and (vii) other non-transportation services.
As used in this Form 10-Q, the term “revenue containers” refers to containers that are transported for a charge, as opposed to empty containers.
Cost of Services Overview
Our cost of services consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge and transportation costs related to our logistics services. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Quarter Ended March 22, 2009 Compared with the Quarter Ended March 23, 2008
Horizon Lines Segment
Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and six port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	March 22,	March 23,
	2009	2008	Change	% Change
		($ in thousands)
Operating revenue	$264,306	$298,567	$(34,261)	(11.5)%
Operating expense:
Vessel	84,816	103,433	(18,617)	(18.0)%
Marine	49,394	49,205	189	0.4%
Inland	44,080	47,126	(3,046)	(6.5)%
Land	35,013	35,200	(187)	(0.5)%
Rolling stock rent	8,915	12,007	(3,092)	(25.8)%

Cost of services	222,218	246,971	(24,753)	(10.0)%
Depreciation and amortization	10,878	11,053	(175)	(1.6)%
Amortization of vessel dry-docking	3,798	4,374	(576)	(13.2)%
Selling, general and administrative	25,420	23,029	2,391	10.4%
Restructuring costs	753	—	753	100.0%
Miscellaneous expense, net	191	434	(243)	(56.0)%

Total operating expense	263,258	285,861	(22,603)	(7.9)%

Operating income	$1,048	$12,706	$(11,658)	(91.8)%

Operating ratio	99.6%	95.7%		3.9%
Revenue containers (units)	61,477	66,195	(4,718)	(7.1)%
Operating Revenue. Horizon Lines operating revenue decreased $34.3 million, or 11.5%, and accounted for approximately 97.0% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$(20,138)
Revenue container volume decrease	(18,442)
Decrease in non-transportation services	(5,873)
General rate increases	10,192

Total operating revenue decrease	$(34,261)

The revenue container volume declines are primarily due to weak market conditions in all of our tradelanes and are partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 9.5% of total revenue in the quarter ended March 22, 2009 and approximately 15.2% of total revenue in the quarter ended March 23, 2008. We adjusted our bunker and intermodal fuel surcharges throughout 2008 and in the first quarter of 2009 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decrease in fuel surcharges and a decrease in terminal services.
Cost of Services. The $24.8 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decrease in inland costs as a result of lower container volumes, partially offset by an increase in vessel operating expenses as a result of an increase in the number of dry-dockings.

Vessel expense, which is not primarily driven by revenue container volume, decreased $18.6 million for the quarter ended March 22, 2009 compared to the quarter ended March 23, 2008. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decrease	$(22,252)
Labor and other vessel operating increase	3,590
Vessel lease expense increase	45

Total vessel expense decrease	$(18,617)

The $22.3 million decrease in fuel costs is comprised of $21.3 million decrease due to fuel prices and $1.0 million decrease due to lower fuel consumption in our Puerto Rico tradelane as a result of fewer active vessel operating days and lower daily consumption. The increase in labor and other vessel operating expense is due to additional operating expenses associated with three dry-dockings during the first quarter of 2009. We continue to incur labor expenses associated with the vessel in dry-dock while continuing to incur expenses associated with the spare vessel deployed to serve as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense of $49.4 million for the quarter ended March 22, 2009 was flat as compared to the quarter ended March 23, 2008 as the decrease in marine expense related to lower container volumes was offset by contractual rate increases.
Inland expense decreased to $44.1 million for the quarter ended March 22, 2009 compared to $47.1 million during the quarter ended March 23, 2008. The $3.0 million decrease in inland expense is primarily due to lower fuel costs. The reduction in inland expense related to lower container volumes is offset by increased inland moves per revenue container.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	March 22,	March 23,
	2009	2008	% Change
	(in thousands)
Land expense:
Maintenance	$12,254	$12,562	(2.5)%
Terminal overhead	13,439	13,884	(3.2)%
Yard and gate	7,580	6,891	10.0%
Warehouse	1,740	1,863	(6.6)%

Total land expense	$35,013	$35,200	(0.5)%

Non-vessel related maintenance expenses decreased primarily due to a decrease in overall repair expenses and lower fuel costs. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead decreased primarily due to lower utilities expense and lower compensation costs as a result of the reduction in workforce, partially offset by increased facility rent as a result of the relocation of the Long Beach, CA offices. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to $0.2 million of expenses related to a one-time stevedoring revenue opportunity, a $0.2 million write down of certain prepaid capital expenditures related to our San Juan, Puerto Rico port redevelopment project as a result of the bankruptcy filing of the general contractor, and $0.1 million of rate increases in the monitoring of refrigerated containers.

Depreciation and Amortization. Depreciation and amortization was $10.9 million during the quarter ended March 22, 2009 compared to $11.1 million during the quarter ended March 23, 2008. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	March 22,	March 23,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,205	$2,496	(11.7)%
Depreciation and amortization—other	3,595	3,479	3.3%
Amortization of intangible assets	5,078	5,078	0.0%

Total depreciation and amortization	$10,878	$11,053	(1.6)%

Amortization of vessel dry-docking	$3,798	$4,374	(13.2)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.8 million during the quarter ended March 22, 2009 compared to $4.4 million for the quarter ended March 23, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $25.4 million for the quarter ended March 22, 2009 compared to $23.0 million for the quarter ended March 23, 2008, an increase of $2.4 million or 10.4%. This increase is comprised of $4.4 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings, $0.4 million related to an accrual for the Company’s performance incentive plan, partially offset by $1.5 million decrease in consultant fees incurred during the first quarter of 2008 related to our process re-engineering initiative, $0.8 million related to the reduction in workforce, and $0.2 million decrease in stock-based compensation expense.
Restructuring Costs. Restructuring costs of $0.8 million included $0.7 million and $0.1 million related to severance costs and other costs associated with our workforce reduction initiative, respectively. The $0.7 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards.
Miscellaneous Expense, Net. Miscellaneous expense, net decreased $0.2 million during the quarter ended March 22, 2009 compared to the quarter ended March 23, 2008 primarily as a result of higher bad debt expense during 2008.
Horizon Logistics Segment
Horizon Logistics manages integrated logistics offerings, including rail, trucking, distribution, and NVOCC services. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	March 22,	March 23,
	2009	2008	Change	% Change
		(in thousands)
Operating revenue	$8,046	$7,380	$666	9.0%
Operating expense:
Inland	5,630	5,284	346	6.5%
Land	1,582	605	977	161.5%
Rolling stock rent	231	107	124	115.9%

Cost of services	7,443	5,996	1,447	24.1%
Depreciation and amortization	97	273	(176)	(64.5)%
Selling, general and administrative	2,347	2,103	244	11.6%
Restructuring costs	35	—	35	100.0%
Miscellaneous (income) expense, net	(9)	113	(122)	(108.0)%

Total operating expense	9,913	8,485	1,428	16.8%

Operating loss	$(1,867)	$(1,105)	$(762)	(69.0)%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 3.0% of consolidated operating revenue. Revenue increased to $8.0 million during the quarter ended March 22, 2009 compared to $7.4 million during the quarter ended March 23, 2008. This increase is primarily due to the expansion of services provided by the logistics segment, including operations as a NVOCC.
Cost of Services. Cost of services increased to $7.4 million for the quarter ended March 22, 2009 compared to $6.0 million for the quarter ended March 23, 2008, an increase of $1.4 million. The increase in cost of services is primarily due to the above mentioned increase in service offerings combined with a change in mix from higher margin expedited deliveries to lower margin service offerings as a result of the loss of a major customer during the fourth quarter of 2008.
Depreciation and Amortization. Depreciation and amortization was $0.1 million during the quarter ended March 22, 2009 compared to $0.3 million for the quarter ended March 23, 2008. The decrease in amortization of intangible assets is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Quarters Ended
	March 22,	March 23,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$17	$9	88.9%
Amortization of intangible assets	80	264	(69.7)%

Total depreciation and amortization	$97	$273	(64.5)%

Selling, General and Administrative. Selling, general and administrative costs increased to $2.3 million for the quarter ended March 22, 2009 compared to $2.1 million for the quarter ended March 23, 2008, an increase of $0.2 million. This increase is due to an increase in sales force headcount added subsequent to the first quarter of 2008.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $9.4 million for the quarter ended March 22, 2009 compared to $11.2 million for the quarter ended March 23, 2008, a decrease of $1.8 million or 16.1%. This decrease is a result of a lower outstanding balance on the revolving line of credit during the first quarter of 2009 combined with lower interest rates payable on the outstanding debt.
Income Tax Benefit. The Company’s effective tax rate for the quarters ended March 22, 2009 and March 23, 2008 was (2.9)% and (63.1)%, respectively. During 2006, the Company elected the application of tonnage tax. The Company’s effective tax rate is impacted by the Company’s income from shipping activities qualifying for application of tonnage tax as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, and (vii) share repurchases. Cash totaled $5.0 million at March 22, 2009. As of March 22, 2009, $91.7 million was available for borrowing under the revolving credit facility, after taking into account $150.0 million outstanding under the revolver and $8.3 million utilized for outstanding letters of credit.

Operating Activities
Net cash used in operating activities was $22.4 million for the quarter ended March 22, 2009 compared to $23.1 million for the quarter ended March 23, 2008, a decrease of $0.7 million. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(10,617)
Other increases in working capital, net	(2,424)
Increase in vessel payments in excess of accrual	(691)
Decrease in accounts receivable	14,472

$740

Investing Activities
Net cash used in investing activities was $3.2 million for the quarter ended March 22, 2009 compared to $3.5 million for the quarter ended March 23, 2008. The reduction is primarily related to a $0.2 million decrease in the purchases of businesses.
Financing Activities
Net cash provided by financing activities during the quarter ended March 22, 2009 was $25.1 million compared to $23.6 million for the quarter ended March 23, 2008. The net cash provided by financing activities during the quarter ended March 22, 2009 included $30.0 million, net of repayments, borrowed under the Senior Credit Facility as compared to $58.0 million during the quarter ended March 23, 2008.
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
Capital Requirements
Our current and future capital needs relate primarily to debt service, our vessel fleet, and providing for other necessary equipment acquisitions, including terminal cranes in Anchorage, Alaska and Guam. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $13.0-$15.0 million. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. In addition, expenditures for vessel dry-docking payments are estimated at $18.0 million for the next twelve months.
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

On December 31, 2007, we made our first quarterly principal payment on the term loan of approximately $1.6 million, which payments will continue through September 30, 2009, at which point quarterly payments increase to $4.7 million through September 30, 2011, at which point quarterly payments increase to $18.8 million until final maturity on August 8, 2012. As of March 22, 2009, $267.2 million was outstanding under the Senior Credit Facility, which included a $117.2 million term loan and borrowings of $150.0 million under the revolving credit facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 1.25% to 2.0% (LIBOR plus 1.50% as of March 22, 2009) depending on our Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 0.25% plus 1.0% (Prime plus 0.50% as of March 22, 2009). The weighted average interest rate at March 22, 2009 was approximately 3.1%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.25% to 0.40% (0.30% as of March 22, 2009). Due to the increase in our ratio of total secured debt to EBITDA, beginning in May 2009, the spread on our LIBOR based borrowings will increase to 1.75%, the spread on our Prime based borrowings will increase to 0.75%, and our commitment fee will increase to 0.35%.
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of March 22, 2009.
Derivative Instruments
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect us against the risk of rising interest rates by effectively fixing the interest rate payable related to our term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of March 22, 2009, we recorded a liability of $4.2 million, included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $0.2 million (net of tax of $0.1 million) in other comprehensive loss for the quarter ended March 22, 2009. No hedge ineffectiveness was recorded during the quarter ended March 22, 2009.
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
Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of our common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Notes into our common stock as follows:
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

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 22, 2009, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions whereby if we are required to issue shares of our common stock upon conversion of the Notes, we have the option to receive up to 8.9 million shares of our common stock when the price of our common stock is between $37.13 and $51.41 per share upon conversion, and we sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of our common stock when the price of our common stock exceeds $51.41 per share upon conversion. In June 2008, we obtained approval from our shareholders to increase the number of authorized but unissued shares such that the number of shares available for issuance to the financial institutions increased from 4.6 million to 17.8 million. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). We received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity because the warrants meet all of the equity classification criteria within EITF No. 00-19.
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
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of March 22, 2009, we had outstanding a $117.2 million term loan and $150.0 million under the revolving credit facility, which bear interest at variable rates.
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) on our term loan with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the interest rate payable related to our term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. We do not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of this transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.
Each quarter point change in interest rates would result in a $0.4 million change in annual interest expense on the revolving credit facility.

Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter ended March 22, 2009 is as follows (in thousands):

Quarter Ended
March 22,
2009
Pretax loss	$(10,250)
Interest expense	9,455
Rentals	8,642

Total fixed charges	$18,097

Pretax earnings plus fixed charges	$7,847

Ratio of earnings to fixed charges	—
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense. For the quarter ended March 22, 2009, earnings were insufficient to cover fixed charges by $10.3 million.
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 4) are within the scope of FSP APB 14-1. We have adopted the provisions of FSP APB 14-1, and as such, have adjusted the reported amounts in our Statement of Operations for the quarter ended March 23, 2008 and Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statement of Operations for Quarter Ended March 23, 2008

	As		As
	Reported	Adjustments	Adjusted

Interest expense, net	$9,009	$2,150	$11,159
Income tax expense (benefit)	504	(785)	(281)
Net income	2,091	(1,365)	726

Net income per share
Basic	0.07	(0.05)	0.02
Diluted	0.07	(0.05)	0.02
Balance Sheet at December 21, 2008

	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. We have adopted the provisions of FSP EITF 03-6-1 and as such, have adjusted the reported amounts of basic and diluted shares outstanding for the quarter ended March 23, 2008 as follows:

	As		As
	Reported	Adjustments	Adjusted

Denominator for basic net income per share	30,291	201	30,492
Effect of dilutive securities	502	(120)	382

Denominator for diluted net income per share	30,793	81	30,874

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the adoption did not have an impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have an impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have an impact on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, we have adopted the provisions of SFAS 159. The adoption did not have an impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have an impact on our results of operations and financial position.
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
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 21, 2008 as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices. Our policy includes entering into derivative instruments in order to mitigate our risks.
Exposure relating to our Senior Credit Facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 21, 2008. There have been no material changes to these market risks since December 21, 2008.

There have been no material changes in the quantitative and qualitative disclosures about market risk since December 21, 2008. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Form 10-K for the fiscal year ended December 21, 2008.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 22, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of March 22, 2009.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 22, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, we received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. We are currently providing documents to the DOJ in response to the subpoena, and we intend to continue to fully cooperate with the DOJ in its investigation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other domestic shipping carriers. Fifty-six cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, nineteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. All of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
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
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against us and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. This matter is pending discovery.
Through March 22, 2009, we have incurred approximately $15.1 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In light of the current stage of the litigation, the fact-intensive nature of the issues involved and the inherent uncertainty of the litigation, we are unable to predict the outcome of the suits or a reasonable range for any possible outcomes. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations. In addition, in connection with the DOJ investigation, it is possible that we could suffer criminal prosecution and be required to pay a substantial fine. We have not made a provision for any possible fines or penalties in the accompanying financial statements, and we can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition cash flows and results of operations.
On October 20, 2008, three of our former managers plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico. These guilty pleas were accepted by the court on January 20, 2009.
Two securities class action lawsuits were filed in the United States District Court for the District of Delaware, naming us and five current and former employees, including our Chief Executive Officer, as defendants. The first complaint was filed on December 31, 2008 and the second complaint was filed on January 27, 2009, but was subsequently voluntarily dismissed by the plaintiffs. Each complaint purports to be on behalf of purchasers of the Company’s common stock during the period from March 2, 2007 through April 25, 2008. The complaints allege, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. We are unable to predict the outcome of these lawsuits; however, we believe that we have appropriate disclosure practices and intend to vigorously defend against the lawsuits.
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

1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 21, 2008.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
None.
5. Other Information
None.
6. Exhibits

10.1		Letter Agreement dated January 21, 2009, between Horizon Lines, Inc. and John W. Handy (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed January 21, 2009)

10.2		Consulting Agreement dated January 21, 2009, between Horizon Lines, Inc. and John W. Handy (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed January 21, 2009)

10.3		Form of Service Based Award (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed March 19, 2009)

10.4		Form of Performance Based Award (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed March 19, 2009)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2009

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
10.1		Letter Agreement dated January 21, 2009, between Horizon Lines, Inc. and John W. Handy (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed January 21, 2009)

10.2		Consulting Agreement dated January 21, 2009, between Horizon Lines, Inc. and John W. Handy (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed January 21, 2009)

10.3		Form of Service Based Award (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed March 19, 2009)

10.4		Form of Performance Based Award (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed March 19, 2009)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.