Form 10-Q
period 2009-06-21
Horizon Lines, Inc.
filed 2009-07-24
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 21, 2009
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-32627
HORIZON LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3123672 (I.R.S. Employer Identification No.)

4064 Colony Road, Suite 200, Charlotte, North Carolina (Address of principal executive offices)	28211 (Zip Code)
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
At July 23, 2009, 30,224,199 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

		December 21,
	June 21,	2008
	2009	(As Adjusted)
Assets
Current assets
Cash	$3,678	$5,487
Accounts receivable, net of allowance of $7,879 and $8,217 at June 21, 2009 and December 21, 2008, respectively	134,636	135,299
Deferred tax asset	2,558	7,450
Prepaid vessel rent	10,575	4,471
Materials and supplies	26,464	23,644
Other current assets	10,060	10,424

Total current assets	187,971	186,775
Property and equipment, net	202,013	208,453
Goodwill	317,068	317,068
Intangible assets, net	117,372	125,542
Deferred tax asset	—	10,669
Other long-term assets	26,360	24,122

Total assets	$850,784	$872,629

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,841	$41,947
Current portion of long-term debt	12,802	6,552
Accrued vessel rent	—	5,421
Other accrued liabilities	111,104	97,720

Total current liabilities	162,747	151,640
Long-term debt, net of current portion	546,640	526,259
Deferred rent	24,821	27,058
Deferred tax liability	3,696	—
Other long-term liabilities	19,884	30,836

Total liabilities	757,788	735,793

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,024 shares issued and 30,224 shares outstanding as of June 21, 2009 and 33,808 shares issued and 30,008 shares outstanding as of December 21, 2008	340	338
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	202,257	199,644
(Accumulated deficit) retained earnings	(25,635)	22,094
Accumulated other comprehensive loss	(5,428)	(6,702)

Total stockholders’ equity	92,996	136,836

Total liabilities and stockholders’ equity	$850,784	$872,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
		June 22,		June 22,
	June 21,	2008	June 21,	2008
	2009	(As Adjusted)	2009	(As Adjusted)
Operating revenue	$278,484	$330,958	$550,835	$636,905
Operating expense:
Cost of services (excluding depreciation expense)	226,339	268,699	455,998	521,669
Depreciation and amortization	11,165	11,550	22,140	22,875
Amortization of vessel dry-docking	3,609	4,400	7,407	8,775
Selling, general and administrative	28,006	28,873	55,774	54,004
Settlement of class action lawsuit	20,000	—	20,000	—
Restructuring charge	213	—	1,001	—
Impairment charge	659	—	659	—
Miscellaneous (income) expense, net	(300)	752	(119)	1,297

Total operating expense	289,691	314,274	562,860	608,620

Operating (loss) income	(11,207)	16,684	(12,025)	28,285
Other expense:
Interest expense, net	9,254	10,353	18,686	21,513
Loss on modification of debt	50	—	50	—
Other expense, net	11	4	10	1

(Loss) income before income tax expense	(20,522)	6,327	(30,771)	6,771
Income tax expense	10,561	493	10,264	212

Net (loss) income	$(31,083)	$5,834	$(41,035)	$6,559

Net (loss) income per share:
Basic	$(1.02)	$0.19	$(1.35)	$0.21
Diluted	$(1.02)	$0.19	$(1.35)	$0.21

Number of shares used in calculations:
Basic	30,438	30,193	30,431	30,343
Diluted	30,438	30,273	30,431	30,582

Dividends declared per common share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
		June 22,
	June 21,	2008
	2009	(As Adjusted)
Cash flows from operating activities:
Net (loss) income	$(41,035)	$6,559
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	11,824	12,211
Amortization of other intangible assets	10,316	10,664
Amortization of vessel dry-docking	7,407	8,775
Amortization of deferred financing costs	1,209	1,347
Impairment charge	659	—
Restructuring charge	1,001	—
Loss on modification of debt	50	—
Deferred income taxes	10,357	382
Gain on equipment disposals	(291)	(23)
Stock-based compensation	1,919	2,377
Accretion of interest on 4.25% convertible notes	4,905	4,357
Changes in operating assets and liabilities:
Accounts receivable	663	(18,425)
Materials and supplies	(3,070)	(4,118)
Other current assets	150	435
Accounts payable	(3,106)	(11,913)
Accrued liabilities	12,780	22,786
Vessel rent	(13,361)	(12,670)
Vessel dry-docking payments	(8,593)	(6,544)
Other assets/liabilities	(992)	362

Net cash (used in) provided by operating activities	(7,208)	16,562

Cash flows from investing activities:
Purchases of property and equipment	(7,154)	(7,462)
Purchase of business	—	(198)
Proceeds from the sale of property and equipment	853	208

Net cash used in investing activities	(6,301)	(7,452)

Cash flows from financing activities:
Payments on long-term debt	(3,275)	(3,267)
Borrowing under revolving credit facility	45,000	73,000
Payments on revolving credit facility	(20,000)	(25,000)
Dividends to stockholders	(6,694)	(6,649)
Payments of financing costs	(3,406)	(137)
Common stock issued under employee stock purchase plan	75	10
Purchase of treasury stock	—	(29,330)
Payments on capital lease obligation	—	(60)

Net cash provided by financing activities	11,700	8,567

Net (decrease) increase in cash	(1,809)	17,677
Cash at beginning of period	5,487	6,276

Cash at end of period	$3,678	$23,953

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
The financial statements as of June 21, 2009 and the financial statements for the quarters and six months ended June 21, 2009 and June 22, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
The Company has evaluated and has determined there were no material subsequent events through July 23, 2009, the date the financial statements were available to be issued.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase the Company’s cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 4) are within the scope of FSP APB 14-1. The Company has adopted the provisions of FSP APB 14-1, and as such, has adjusted the reported amounts in its Statements of Operations for the quarter and six months ended June 22, 2008 and Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statements of Operations:

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$8,147	$2,206	$10,353	$17,156	$4,357	$21,513
Income tax expense	1,298	(805)	493	1,802	(1,590)	212
Net income	7,235	(1,401)	5,834	9,326	(2,767)	6,559

Net income per share
Basic	0.24	(0.05)	0.19	0.31	(0.10)	0.21
Diluted	0.24	(0.05)	0.19	0.31	(0.10)	0.21
Balance Sheet:

	December 21, 2008
	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company has adopted the provisions of FSP EITF 03-6-1 and as such, has adjusted the reported amounts of basic and diluted shares outstanding for the quarter and six months ended June 22, 2008 as follows:

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Denominator for basic net income per share	29,919	274	30,193	30,105	238	30,343
Effect of dilutive securities	244	(164)	80	409	(170)	239

Denominator for diluted net income per share	30,163	110	30,273	30,514	68	30,582

3. Restructuring
The Company completed its non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees and resulted in a $4.0 million restructuring charge. Of the $4.0 million, a charge of $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. Of the $0.8 million recorded during the first quarter of 2009, $0.7 million was included within the Horizon Lines segment and the remaining $35 thousand was included in the Horizon Logistics segment. In addition, during the quarter ended June 21, 2009, the Company recorded an additional $0.2 million of severance costs related to the elimination of certain positions in connection with the loss of a major customer and a reorganization within the Horizon Logistics segment.
The following table presents the restructuring reserves at June 21, 2009, as well as activity during the year (in thousands):

	Balance at					Balance at
	December 21,				Charged to Other	June 21,
	2008	Provision	Payments	Adjustments	Accounts(1)	2009
Personnel related costs	$3,132	$1,148	$(2,534)	$(150)	$(485)	$1,111
Other associated costs	65	25	(60)	(22)	—	8

Total	$3,197	$1,173	$(2,594)	$(172)	$(485)	$1,119

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.
In the consolidated balance sheet, the reserve for restructuring costs is recorded in other accrued liabilities.
4. Long-Term Debt
Long-term debt consists of the following (in thousands):

		December 21,
	June 21,	2008
	2009	(As Adjusted)
Senior credit facility
Term loan	$115,625	$118,750
Revolving credit facility	145,000	120,000
4.25% convertible senior notes	297,248	292,343
Other	1,569	1,718

Total long-term debt	559,442	532,811
Less current portion	(12,802)	(6,552)

Long-term debt, net of current portion	$546,640	$526,259

Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all of the owned assets of the Company. On June 11, 2009, the Senior Credit Facility was amended to reduce the size of the revolving credit facility from $250.0 million to $225.0 million. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
The amendment to the Senior Credit Facility is intended to provide the Company the flexibility that it needs to effect the settlement of the Puerto Rico class action litigation and to incur antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.4 million in financing costs and recorded a loss on modification of debt of $0.1 million during the quarter ended June 21, 2009.

The Company has made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007, which will continue through September 30, 2009. Quarterly payments will increase to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of June 21, 2009) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of June 21, 2009). The weighted average interest rate at June 21, 2009 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 21, 2009). As of June 21, 2009, $71.9 million was available for borrowing under the revolving credit facility, after taking into account $145.0 million outstanding under the revolver and $8.1 million utilized for outstanding letters of credit.
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of June 21, 2009.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the base interest rate payable related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of this transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of June 21, 2009, the Company recorded a liability of $3.0 million, included in other long-term liabilities, in the accompanying condensed consolidated balance sheet. The Company also recorded $1.2 million and $1.1 million in other comprehensive loss for the quarter and six months ended June 21, 2009, respectively. No hedge ineffectiveness was recorded during the quarter and six months ended June 21, 2009. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 21, 2009, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, the Notes and the warrants sold in connection with the hedge transactions will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes or exercise of the warrants, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds the conversion price, using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Other Debt
In conjunction with the acquisition of HSI in 2007, the Company assumed a $2.2 million note payable. The note is secured by the assets of HSI. The note bears interest at 5.26% per year and requires monthly payments of $32 thousand until maturity on February 24, 2014.
5. Income Taxes
During 2006, the Company elected the application of tonnage tax. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
As of June 21, 2009, the Company has net operating loss carryforwards in the amount of $104.3 million and $17.4 million for federal income tax purposes and for state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively.

SFAS 109, “Accounting for Income Taxes”, requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses and its outlook for future years.
During the second quarter of 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance of $13.5 million against its deferred tax assets, which resulted in a $10.5 million income tax provision on its Condensed Consolidated Statements of Operations. Until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved.
6. Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period.
Compensation costs related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan or the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such option is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. In addition, recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting. The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 21,	June 22,	June 21,	June 22,
	2009	2008	2009	2008

Stock options	$290	$361	$671	$844
Restricted stock	689	745	1,248	1,368
ESPP	—	85	—	165

Total	$979	$1,191	$1,919	$2,377

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 21, 2008	1,633,942	$15.77
Granted	—
Exercised	—
Forfeited	(78,952)	18.68
Expired	(37,800)	10.00

Outstanding at June 21, 2009	1,517,190	$15.79	7.05	$—

Vested or expected to vest at June 21, 2009	1,501,332	$15.72	7.04	$—

Exercisable at June 21, 2009	1,053,879	$11.70	6.58	$—

As of June 21, 2009, there was $1.1 million in unrecognized compensation costs related to stock options granted, which is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of June 21, 2009 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 21, 2008	428,812	$21.39
Granted	558,295	3.65
Vested	(120,777)	12.75
Forfeited	(61,667)	20.54

Nonvested at June 21, 2009	804,663	$10.45

As of June 21, 2009, there was $3.3 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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
Net (loss) income per share are as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
		June 22,		June 22,
	June 21,	2008	June 21,	2008
	2009	(As Adjusted)	2009	(As Adjusted)
Numerator:
Net (loss) income	$(31,083)	$5,834	$(41,035)	$6,559

Denominator:
Denominator for basic (loss) income per common share:
Weighted average shares outstanding	30,438	30,193	30,431	30,343

Effect of dilutive securities:
Stock-based compensation	—	80	—	239

Denominator for diluted net (loss) income per common share	30,438	30,273	30,431	30,582

Basic net (loss) income per common share	$(1.02)	$0.19	$(1.35)	$0.21

Diluted net (loss) income per common share	$(1.02)	$0.19	$(1.35)	$0.21

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 253,678 and 274,716 shares have been included in the denominator for basic (loss) income per share for these participating securities during the quarter and six months ended June 21, 2009, respectively. In addition, a total of 442,695 and 234,771 shares have been excluded from the denominator for diluted net loss per common share during the quarter and six months ended June 21, 2009, respectively, as the impact would be anti-dilutive.
8. Comprehensive (Loss) Income
Comprehensive (loss) income is as follows (in thousands):

	Quarters Ended		Six Months Ended
		June 22,		June 22,
	June 21,	2008	June 21,	2008
	2009	(As Adjusted)	2009	(As Adjusted)

Net (loss) income	$(31,083)	$5,834	$(41,035)	$6,559
Change in fair value of interest rate swap	1,232	2,373	1,057	2,373
Amortization of pension and post-retirement benefit transition obligation	115	26	217	31

Comprehensive (loss) income	$(29,736)	$8,233	$(39,761)	$8,963

9. Segment Reporting
The Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s then existing customized logistics solutions and to focus on the growth and further development of integrated logistics services. Although the Company provided certain ground transportation services prior to 2008, the primary focus of the Company was the core container shipping services and terminal services.

Inter-segment revenues are presented at prices which approximate market. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarter and six months ended June 22, 2008 has been reclassified to conform to the presentation for the quarter and six months ended June 21, 2009. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters and six months ended June 21, 2009 and June 22, 2008 (in thousands):

	Quarters Ended		Six Months Ended
		June 22,		June 22,
	June 21,	2008	June 21,	2008
	2009	(As Adjusted)	2009	(As Adjusted)
Operating revenue:
Horizon Lines	$271,209	$323,036	$536,256	$620,953
Horizon Logistics	37,529	57,249	74,792	108,706

	308,738	380,285	611,048	729,659
Inter-segment revenue	(30,254)	(49,327)	(60,213)	(92,754)

Consolidated operating revenue	$278,484	$330,958	$550,835	$636,905

Depreciation and amortization:
Horizon Lines	$14,676	$15,697	$29,352	$31,154
Horizon Logistics	98	253	195	526

	14,774	15,950	29,547	31,680
Eliminations	—	—	—	(30)

Consolidated depreciation and amortization	$14,774	$15,950	$29,547	$31,650

Segment operating (loss) income:
Horizon Lines	$(8,791)	$17,735	$(7,170)	$30,440
Horizon Logistics	(2,416)	(1,051)	(4,855)	(2,155)

Consolidated operating (loss) income	(11,207)	16,684	(12,025)	28,285

Unallocated interest expense, net	9,254	10,353	18,686	21,513
Loss on modification of debt	50	—	50	—
Unallocated other income, net	11	4	10	1

Consolidated (loss) income before income tax expense	$(20,522)	$6,327	$(30,771)	$6,771

Capital expenditures:
Horizon Lines	$3,595	$3,452	$6,887	$6,430
Horizon Logistics	244	566	267	1,032

Consolidated capital expenditures	$3,839	$4,018	$7,154	$7,462

June 21,
2009
Segment assets:
Horizon Lines	$840,420
Horizon Logistics	10,364

Consolidated assets	$850,784

10. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 21,	December 21,
	2009	2008
Vessels and vessel improvements	$149,363	$149,557
Containers	24,431	24,099
Chassis	14,537	14,713
Cranes	35,885	26,852
Machinery and equipment	27,218	26,127
Facilities and land improvements	21,244	20,718
Software	21,984	20,875
Construction in progress	26,350	34,382

Total property and equipment	321,012	317,323
Accumulated depreciation	(118,999)	(108,870)

Property and equipment, net	$202,013	$208,453

During the quarter ended June 21, 2009, the Company recorded an impairment charge of $0.7 million related to the write-down of spare vessels.
11. Intangible Assets
Intangible assets consist of the following (in thousands):

		December 21,
	June 21,	2008
	2009	(As Adjusted)
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,277	11,388
Non-compete agreements	262	262

Total intangibles with definite lives	220,814	217,925
Accumulated amortization	(103,442)	(92,383)

Net intangibles with definite lives	117,372	125,542
Goodwill	317,068	317,068

Intangible assets, net	$434,440	$442,610

As a result of the amendment to the Senior Credit Facility, the Company paid $3.4 million in financing costs and recorded a loss on modification of debt of $0.1 million during the quarter ended June 21, 2009.
12. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 21,	December 21,
	2009	2008
Vessel operations	$19,860	$18,681
Payroll and employee benefits	15,452	13,943
Marine operations	10,157	12,162
Terminal operations	10,611	11,847
Fuel	4,721	7,443
Interest	6,658	6,437
Settlement of class action lawsuit	20,000	—
Restructuring costs	1,119	3,069
Other liabilities	22,526	24,138

Total other accrued liabilities	$111,104	$97,720

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
The unrealized loss on the interest rate swap of $3.0 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of June 21, 2009.
14. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by recent negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates, may result in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 21, 2009. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million and $0.1 million during the quarters ended June 21, 2009 and June 22, 2008, respectively, and $0.4 million and $0.2 million during the six months ended June 21, 2009 and June 22, 2008, respectively.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million and $16 thousand during the quarters ended June 21, 2009 and June 22, 2008, respectively, and $0.1 million and $33 thousand during the six months ended June 21, 2009 and June 22, 2008, respectively.
The Company expects to make contributions to the above mentioned pension plans totaling $1.9 million during 2009, including a contribution of $1.1 million made in April 2009 in order to satisfy the funding requirements of the Worker, Retiree, and Employer Recovery Act.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million during each of the quarters ended June 21, 2009 and June 22, 2008, and $0.4 million and $0.3 million during the six months ended June 21, 2009 and June 22, 2008, respectively.

As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 21, 2009 and June 22, 2008, and $0.2 million during each of the six months ended June 21, 2009 and June 22, 2008.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.3 million and $2.4 million during the quarters ended June 21, 2009 and June 22, 2008, respectively, and $4.5 million and $4.7 million during the six months ended June 21, 2009 and June 22, 2008, respectively. In addition to the higher contributions the Company may be required to make as a result of recent negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates, the Company may be required to make additional payments related to tonnage assessments as a result of lower container volumes. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
15. Commitments and Contingencies
Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. The Company is currently providing documents to the DOJ in response to the subpoena. The Company intends to cooperate fully with the DOJ in its investigation.
The Company has entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract as long as the Company, among other things, continues its full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-six cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, nineteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. All of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into MDL proceedings in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.
On June 11, 2009, the Company entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, the Company has agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. Subsequent to June 21, 2009, the Company paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement and will be required to pay $5.0 million within 90 days after preliminary approval of the settlement agreement by the district court and $10.0 million within five business days after final approval of the settlement agreement by the district court.

The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with the Company as of the effective date of the settlement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of the Company would be eligible to elect the base-rate freeze in lieu of receiving cash. The Company has the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation.
On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to the Company’s motion to dismiss on April 20, 2009, and the Company filed a reply on May 8, 2009. The court has scheduled a hearing on July 29, 2009 to consider the Company’s motion to dismiss. Discovery in the Alaska MDL litigation has been stayed. The Company intends to vigorously defend itself against those purported class action lawsuits.
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
Through June 21, 2009, the Company has incurred approximately $19.2 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. At June 21, 2009, a reserve of $20.0 million related to the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s condensed consolidated balance sheet. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the Florida Circuit Court litigation. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
On May 13, 2009, the Company was served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 on the Delaware General Corporation law. The Company is working with the plaintiff to see if agreement can be reached on the scope of the required document production.
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
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On June 21, 2009 and December 21, 2008, amounts outstanding on these letters of credit totaled $8.1 million and $8.3 million, respectively.
16. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s consolidated results of operations and financial position.
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
Executive Overview
The economic slowdown in the U.S. and other major world economies continues to negatively impact our results of operations. As expected, our results for the period reflect the difficult operating environment. The global recession has caused significant pressure on discretionary consumer spending worldwide. Our markets continue to experience an increased number of business closures, sharp declines in housing starts and tourism, and a general slowdown in consumer spending.
Container volumes during the quarter and six months ended June 21, 2009 were impacted by the overall market conditions. In addition, lower volume, including a decline in exports, affected terminal services revenue. Operating revenue decreased as a result of lower container volumes along with lower fuel surcharges, offset by unit revenue improvements resulting from general rate increases and cargo mix upgrades. General rate increases are typically implemented in order to help offset contractual expense increases.
The decrease in operating expense during the quarter and six months ended June 21, 2009 is primarily due to lower fuel prices, partially offset by an increase in selling, general and administrative expenses due to the Department of Justice antitrust investigation and related legal proceedings, including the potential settlement of the Puerto Rico MDL litigation.

	Quarters Ended		Six Months Ended
	June 21,	June 22,	June 21,	June 22,
	2009	2008	2009	2008
	($ in thousands)
Operating revenue	$278,484	$330,958	$550,835	$636,905
Operating expense	289,691	314,274	562,860	608,620

Operating (loss) income	$(11,207)	$16,684	$(12,025)	$28,285

Operating ratio	104.0%	95.0%	102.2%	95.6%
Revenue containers (units)	64,176	71,169	125,653	137,399
Average unit revenue	$3,686	$3,959	$3,713	$3,934

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

	Quarters Ended		Six Months Ended
		June 22,		June 22,
	June 21,	2008	June 21,	2008
	2009	(As Adjusted)	2009	(As Adjusted)
	(in thousands)
Net (loss) income	$(31,083)	$5,834	$(41,035)	$6,559
Interest expense, net	9,254	10,353	18,686	21,513
Income tax expense	10,561	493	10,264	212
Depreciation and amortization	14,774	15,950	29,547	31,650

EBITDA	$3,506	$32,630	$17,462	$59,934

General
The Company has two principal businesses referred to as Horizon Lines, LLC (“Horizon Lines”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through Horizon Lines, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 19,300 cargo containers. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, distribution, and non-vessel operating common carrier (“NVOCC”) services. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Yantian, Xiamen and Kaohsiung.
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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended June 21, 2009. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 21, 2008 as filed with the SEC.
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.
Results of Operations
Operating Revenue Overview
We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.
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

Quarter Ended June 21, 2009 Compared with the Quarter Ended June 22, 2008
Horizon Lines Segment
Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 21 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	June 21,	June 22,
	2009	2008	Change	% Change
	($ in thousands)
Operating revenue	$270,187	$322,810	$(52,623)	(16.3)%
Operating expense:
Vessel	82,501	109,944	(27,443)	(25.0)%
Marine	49,266	50,934	(1,668)	(3.3)%
Inland	42,818	53,015	(10,197)	(19.2)%
Land	33,868	36,369	(2,501)	(6.9)%
Rolling stock rent	9,641	10,830	(1,189)	(11.0)%

Cost of services	218,094	261,092	(42,998)	(16.5)%
Depreciation and amortization	11,067	11,297	(230)	(2.0)%
Amortization of vessel dry-docking	3,609	4,400	(791)	(18.0)%
Selling, general and administrative	25,848	27,455	(1,607)	(5.9)%
Settlement of class action lawsuit	20,000	—	20,000	100.0%
Impairment charge	659	—	659	100.0%
Miscellaneous (income) expense, net	(299)	831	(1,130)	(136.0)%

Total operating expense	278,978	305,075	(26,097)	(8.6)%

Operating (loss) income	$(8,791)	$17,735	$(26,526)	(149.6)%

Operating ratio	103.6%	94.5%		9.1%
Revenue containers (units)	64,176	71,169	(6,993)	(9.8)%
Average unit revenue	$3,686	$3,959	$(273)	(6.9)%
Operating Revenue. Horizon Lines operating revenue decreased $52.6 million, or 16.3%, and accounted for approximately 97.0% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates decline	$(27,811)
Revenue container volume decrease	(27,688)
Non-transportation services decrease	(6,353)
General rate increases	9,229

Total operating revenue decrease	$(52,623)

The revenue container volume declines are primarily due to weak market conditions in all of our tradelanes and are partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 9.3% of total revenue in the quarter ended June 21, 2009 and approximately 16.4% of total revenue in the quarter ended June 22, 2008. We adjusted our bunker and intermodal fuel surcharges throughout 2008 and in the first half of 2009 as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decrease in fuel surcharges and a decrease in terminal services.
Cost of Services. The $43.0 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decrease in variable costs as a result of lower container volumes.

Vessel expense, which is not primarily driven by revenue container volume, decreased $27.4 million for the quarter ended June 21, 2009 compared to the quarter ended June 22, 2008. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decrease	$(26,657)
Labor and other vessel operating decrease	(613)
Vessel lease expense decrease	(173)

Total vessel expense decrease	$(27,443)

The $26.7 million decrease in fuel costs is comprised of a $21.7 million decrease due to fuel prices and a $4.9 million decrease due to lower daily consumption, offset by slightly more operating days in our Puerto Rico tradelane. The decrease in labor and other vessel operating expense is due to a reduction in our space charter expense and an increase in the expense accrual for voyages in progress.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.7 million decrease in marine expense during quarter ended June 21, 2009 was primarily due to lower container volumes, partially offset by contractual rate increases.
Inland expense decreased to $42.8 million for the quarter ended June 21, 2009 compared to $53.0 million during the quarter ended June 22, 2008. The $10.2 million decrease in inland expense is primarily due to lower fuel costs and the reduction in inland expense related to lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Land expense:
Maintenance	$12,086	$13,549	(10.8)%
Terminal overhead	13,112	14,043	(6.6)%
Yard and gate	6,853	6,585	4.1%
Warehouse	1,817	2,192	(17.1)%

Total land expense	$33,868	$36,369	(6.9)%

Non-vessel related maintenance expenses decreased primarily due to a decrease in overall repair expenses and lower fuel costs. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead decreased primarily due to lower utilities expense and lower compensation costs as a result of the reduction in workforce, partially offset by increased facility rent due to the relocation of the Long Beach, CA offices. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily due to rate increases in the monitoring of refrigerated containers.

Rolling stock expense decreased $1.2 million or 11.0% during the quarter ended June 21, 2009 as compared to the quarter ended June 22, 2008. This decrease is primarily due to the off-hire of certain leased container units and increased efficiencies in association with our cost control efforts.
Depreciation and Amortization. Depreciation and amortization was $11.1 million during the quarter ended June 21, 2009 compared to $11.3 million during the quarter ended June 22, 2008. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,227	$2,554	(12.8)%
Depreciation and amortization—other	3,765	3,665	2.7%
Amortization of intangible assets	5,075	5,078	(0.1)%

Total depreciation and amortization	$11,067	$11,297	(2.0)%

Amortization of vessel dry-docking	$3,609	$4,400	(18.0)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.6 million during the quarter ended June 21, 2009 compared to $4.4 million for the quarter ended June 22, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $25.8 million for the quarter ended June 21, 2009 compared to $27.5 million for the quarter ended June 22, 2008, a decrease of $1.6 million or 5.9%. This decrease is comprised of a $1.8 million decline in consultant fees incurred during the second quarter of 2008 related to our process re-engineering initiative, $1.3 million related to the reduction in workforce, and $0.2 million decrease in stock-based compensation expense, offset by an increase of $1.6 million of legal and professional fees expenses related to the Department of Justice antitrust investigation and related legal proceedings.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment charge of $0.7 million included an additional write-down related to our spare vessels.
Miscellaneous Expense, Net. Miscellaneous expense, net decreased $1.1 million during the quarter ended June 21, 2009 compared to the quarter ended June 22, 2008 primarily as a result of higher gains on the sale of assets and lower bad debt expense during 2009.

Horizon Logistics Segment
Horizon Logistics manages integrated logistics offerings, including rail, trucking, warehousing, distribution, and NVOCC services. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	June 21,	June 22,
	2009	2008	Change	% Change
	(in thousands)
Operating revenue	$8,297	$8,148	$149	1.8%
Operating expense:
Inland	6,433	6,097	336	5.5%
Land	1,520	642	878	136.8%
Rolling stock rent	290	103	187	181.6%

Cost of services	8,243	6,842	1,401	20.5%
Depreciation and amortization	98	253	(155)	(61.3)%
Selling, general and administrative	2,156	2,182	(26)	(1.2)%
Restructuring charge	213	—	213	100.0%
Miscellaneous expense (income), net	3	(78)	81	103.8%

Total operating expense	10,713	9,199	1,514	16.5%

Operating loss	$(2,416)	$(1,051)	$(1,365)	(130.0)%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 3.0% of consolidated operating revenue. Revenue of $8.3 million during the quarter ended June 21, 2009 was 1.8% higher as compared to the quarter ended June 22, 2008. The increase in revenue is due to the expansion of services provided by the logistics segment, including our NVOCC and brokerage operations, was offset by a decrease in our expedited logistics service offering.
Cost of Services. Cost of services increased to $8.2 million for the quarter ended June 21, 2009 compared to $6.8 million for the quarter ended June 22, 2008, an increase of $1.4 million. The increase in cost of services is primarily due to the above mentioned increase in service offerings combined with a change in mix from higher margin expedited deliveries to lower margin service offerings as a result of the loss of a major expedited logistics customer during the fourth quarter of 2008.
Depreciation and Amortization. Depreciation and amortization was $0.1 million during the quarter ended June 21, 2009 compared to $0.3 million for the quarter ended June 22, 2008. The decrease in amortization is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Quarters Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$16	$9	77.8%
Amortization of intangible assets	82	244	(66.4)%

Total depreciation and amortization	$98	$253	(61.3)%

Selling, General and Administrative. Selling, general and administrative costs of $2.2 million for the quarter ended June 21, 2009 was flat as compared to the quarter ended June 22, 2008.
Restructuring Charge. Restructuring costs of $0.2 million included severance costs related to the elimination of certain positions in connection with the loss of a major customer and a reorganization within the logistics segment.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $9.3 million for the quarter ended June 21, 2009 compared to $10.4 million for the quarter ended June 22, 2008, a decrease of $1.1 million or 10.6%. This decrease is a result of a lower outstanding balance on the revolving line of credit during the second quarter of 2009 combined with lower interest rates payable on the outstanding debt.

Income Tax Expense. The effective tax rate for the quarters ended June 21, 2009 and June 22, 2008 was (51.5)% and 7.8%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance of $13.5 million against our deferred tax assets, which resulted in a $10.5 income tax provision. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s tax rate is expected to effectively be 0% during those periods.
Six Months Ended June 21, 2009 Compared with the Six Months Ended June 22, 2008
Horizon Lines Segment

	Six Months Ended
	June 21,	June 22,
	2009	2008	Change	% Change
	($ in thousands)
Operating revenue	$534,491	$621,378	$(86,887)	(14.0)%
Operating expense:
Vessel	167,318	213,377	(46,059)	(21.6)%
Marine	98,659	100,139	(1,480)	(1.5)%
Inland	86,319	100,141	(13,822)	(13.8)%
Land	68,882	71,570	(2,688)	(3.8)%
Rolling stock rent	18,555	22,837	(4,282)	(18.8)%

Cost of services	439,733	508,064	(68,331)	(13.4)%
Depreciation and amortization	21,945	22,349	(404)	(1.8)%
Amortization of vessel dry-docking	7,407	8,775	(1,368)	(15.6)%
Selling, general and administrative	51,277	50,485	792	1.6%
Settlement of class action lawsuit	20,000	—	20,000	100.0%
Impairment charge	659	—	659	100.0%
Restructuring charge	753	—	753	100.0%
Miscellaneous (income) expense, net	(113)	1,265	(1,378)	(108.9)%

Total operating expense	541,661	590,938	(49,277)	(8.3)%

Operating (loss) income	$(7,170)	$30,440	$(37,610)	(123.6)%

Operating ratio	101.3%	95.1%		6.2%
Revenue containers (units)	125,653	137,399	(11,746)	(8.5)%
Average unit revenue	$3,713	$3,934	$(221)	(5.6)%
Operating Revenue. Horizon Lines operating revenue decreased $86.9 million, or 14.0%, and accounted for approximately 97.0% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates decline	$(47,951)
Revenue container volume decrease	(46,209)
Non-transportation services decrease	(14,990)
General rate increases	22,263

Total operating revenue decrease	$(86,887)

The revenue container volume declines are primarily due to weak market conditions in all of our tradelanes and are partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 9.4% of total revenue in the six months ended June 21, 2009 and approximately 15.8% of total revenue in the six months ended June 22, 2008. We adjusted our bunker and intermodal fuel surcharges throughout 2008 and in the first half of 2009 as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decrease in fuel surcharges and a decrease in terminal services.

Cost of Services. The $68.3 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decrease in inland costs as a result of lower container volumes.
Vessel expense, which is not primarily driven by revenue container volume, decreased $46.1 million for the six months ended June 21, 2009 compared to the six months ended June 22, 2008. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decline	$(48,909)
Vessel lease expense decrease	(128)
Labor and other vessel operating increase	2,978

Total vessel expense decrease	$(46,059)

The $48.9 million decrease in fuel costs is comprised of a $45.8 million decrease due to fuel prices and a $3.1 million decrease due to lower daily consumption offset by an increase of fuel consumption in our Puerto Rico tradelane as a result of higher active vessel operating days. The increase in labor and other vessel operating expense is due to an increase in our insurance premiums related to our protection and indemnity policies and additional operating expenses associated with four dry-dockings during the first six months of 2009. We continue to incur labor expenses associated with the vessel in dry-dock while continuing to incur expenses associated with the spare vessel deployed to serve as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense of $98.7 million for the six months ended June 21, 2009 was 1.5% lower as compared to the six months ended June 22, 2008 as the decrease in marine expense related to lower container volumes was partially offset by contractual rate increases.
Inland expense decreased to $86.3 million for the six months ended June 21, 2009 compared to $100.1 million during the six months ended June 22, 2008. The $13.8 million decrease in inland expense is primarily due to lower fuel costs and lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Six Months Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Land expense:
Maintenance	$24,341	$26,112	(6.8)%
Terminal overhead	26,551	27,926	(4.9)%
Yard and gate	14,431	13,476	7.1%
Warehouse	3,559	4,056	(12.3)%

Total land expense	$68,882	$71,570	(3.8)%

Non-vessel related maintenance expenses decreased primarily due to a decrease in overall repair expenses and lower fuel costs. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead decreased primarily due to lower utilities expense and lower compensation costs as a result of the reduction in workforce, partially offset by increased facility rent as a result of the relocation of the Long Beach, CA offices. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily as a result of $0.2 million due to a one-time stevedoring revenue opportunity, a $0.2 million write down of certain prepaid capital expenditures related to our San Juan, Puerto Rico port redevelopment project as a result of the bankruptcy filing of the general contractor, and $0.2 million of rate increases in the monitoring of refrigerated containers.

Rolling stock expense decreased $4.3 million or 18.8% during the six months ended June 21, 2009 as compared to the six months ended June 22, 2008. This decrease is primarily due to the off-hire of certain leased container units and increased efficiencies in association with our cost control efforts.
Depreciation and Amortization. Depreciation and amortization was $21.9 million during the six months ended June 21, 2009 compared to $22.3 million during the six months ended June 22, 2008. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Six Months Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$4,432	$5,050	(12.2)%
Depreciation and amortization—other	7,360	7,143	3.0%
Amortization of intangible assets	10,153	10,156	0.0%

Total depreciation and amortization	$21,945	$22,349	(1.8)%

Amortization of vessel dry-docking	$7,407	$8,775	(15.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $7.4 million during the six months ended June 21, 2009 compared to $8.8 million for the six months ended June 22, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $51.3 million for the six months ended June 21, 2009 compared to $50.5 million for the six months ended June 22, 2008, an increase of $0.8 million or 1.6%. This increase is comprised of $5.9 million of higher expenses related to the antitrust investigation and related legal proceedings, nearly offset by $3.3 million decrease in consultant fees incurred during the first six months of 2008 related to our process re-engineering initiative, $2.2 million related to the reduction in workforce, and $0.5 million decrease in stock-based compensation expense.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment of assets of $0.7 million included an additional write-down related to our spare vessels.
Restructuring Charge. Restructuring costs of $0.8 million included $0.7 million and $0.1 million related to severance costs and other costs associated with our workforce reduction initiative, respectively. The $0.7 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards.
Miscellaneous (Income) Expense, Net. Miscellaneous income, net decreased $1.4 million during the six months ended June 21, 2009 compared to the six months ended June 22, 2008 primarily as a result of higher gains on the sale of assets and lower bad debt expense during 2009.

Horizon Logistics Segment

	Six Months Ended
	June 21,	June 22,
	2009	2008	Change	% Change
		(in thousands)
Operating revenue	$16,343	$15,528	$815	5.2%
Operating expense:
Inland	12,642	11,380	1,262	11.1%
Land	3,101	1,247	1,854	148.7%
Rolling stock rent	521	210	311	148.1%

Cost of services	16,264	12,837	3,427	26.7%
Depreciation and amortization	195	526	(331)	(62.9)%
Selling, general and administrative	4,497	4,285	212	4.9%
Restructuring costs	249	—	249	100.0%
Miscellaneous (income) expense, net	(7)	35	(42)	(120.0)%

Total operating expense	21,198	17,683	3,515	19.9%

Operating loss	$(4,855)	$(2,155)	$(2,700)	(125.3)%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 3.0% of consolidated operating revenue. Revenue increased to $16.3 million during the six months ended June 21, 2009 compared to $15.5 million during the six months ended June 22, 2008. This increase is primarily due to the expansion of services provided by the logistics segment, including operations as a NVOCC, partially offset by a decrease in our expedited logistics service offering.
Cost of Services. Cost of services increased to $16.2 million for the six months ended June 21, 2009 compared to $12.8 million for the six months ended June 22, 2008, an increase of $3.4 million. The increase in cost of services is primarily due to the above mentioned increase in service offerings combined with a change in mix from higher margin expedited deliveries to lower margin service offerings as a result of the loss of a major customer during the fourth quarter of 2008.
Depreciation and Amortization. Depreciation and amortization was $0.2 million during the six months ended June 21, 2009 compared to $0.5 million for the six months ended June 22, 2008. The decrease in amortization is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Six Months Ended
	June 21,	June 22,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$33	$18	83.3%
Amortization of intangible assets	162	508	(68.1)%

Total depreciation and amortization	$195	$526	(62.9)%

Selling, General and Administrative. Selling, general and administrative costs increased to $4.5 million for the six months ended June 21, 2009 compared to $4.3 million for the six months ended June 22, 2008, an increase of $0.2 million. This increase is due to an increase in sales force headcount additions subsequent to the first six months of 2008.
Restructuring Charge. Restructuring costs of $0.2 million included severance costs related to our workforce reduction initiative and to the elimination of certain positions in connection with the loss of a major customer.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $18.7 million for the six months ended June 21, 2009 compared to $21.5 million for the six months ended June 22, 2008, a decrease of $2.8 million or 13.0%. This decrease is a result of a lower outstanding balance on the revolving line of credit during the first six months of 2009 combined with lower interest rates on the outstanding debt.

Income Tax Expense. The effective tax rate for the six months ended June 21, 2009 and June 22, 2008 was (33.4)% and 3.1%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance of $13.5 million against our deferred tax assets, which resulted in a $10.5 million income tax provision. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize ours deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s tax rate is expected to effectively be 0% during those periods.
Liquidity and Capital Resources
Principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, owned and leased vessel fleet, and information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on indebtedness, (v) dividend payments, (vi) acquisitions, and (vii) share repurchases. Cash totaled $3.7 million at June 21, 2009. As of June 21, 2009, $71.9 million was available for borrowing under the revolving credit facility, after taking into account $145.0 million outstanding under the revolver and $8.1 million utilized for outstanding letters of credit.
Operating Activities
Net cash used in operating activities was $7.2 million for the six months ended June 21, 2009 compared to net cash provided by operating activities of $16.6 million for the six months ended June 22, 2008, a decrease of $23.8 million. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(38,060)
Increase in payments related to Department of Justice antitrust investigation and related legal proceedings	(8,388)
Increase in payments related to restructuring and impairment of assets	(3,832)
Increase in payments related to dry-dockings	(2,049)
Increase in vessel payments in excess of accrual	(691)
Increase in accrual for settlement of class action lawsuit	20,000
Other changes in working capital, net	9,250

$(23,770)

Investing Activities
Net cash used in investing activities was $6.3 million for the six months ended June 21, 2009 compared to $7.5 million for the six months ended June 22, 2008. The reduction is primarily related to a $0.6 increase in proceeds from the sale of assets, a $0.3 million decrease in capital spending, and $0.2 million decrease in the purchases of businesses.
Financing Activities
Net cash provided by financing activities during the six months ended June 21, 2009 was $11.7 million compared to $8.6 million for the six months ended June 22, 2008. The net cash provided by financing activities during the six months ended June 21, 2009 included $21.7 million, net of repayments, borrowed under the Senior Credit Facility as compared to $44.7 million during the six months ended June 22, 2008. In addition, during the six months ended June 21, 2009, we paid $3.4 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.
On November 19, 2007, our Board of Directors authorized us to commence a stock repurchase program to buy back up to $50.0 million of our common stock. The program allowed us to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. We completed the share repurchase program by acquiring a total of 2,800,200 shares at a total cost of $50.0 million, including the purchase of 1,627,500 shares at a total cost of $29.3 million during the six months ended June 22, 2008. Although we do not currently intend to repurchase additional shares, we will continue to evaluate market conditions and may, subject to approval by our Board of Directors, repurchase additional shares of our common stock in the future.
Capital Requirements and Commitments
Our current and future capital needs relate primarily to debt service, our vessel fleet, and providing for other necessary equipment acquisitions, including terminal cranes in Anchorage, Alaska. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $13.0-$16.0 million. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. In addition, expenditures for vessel dry-docking payments are estimated to be $24.0-$26.0 million for the next twelve months.

On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. As of the date hereof, we have paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement and will be required to pay $5.0 million within 90 days after preliminary approval of the settlement agreement by the district court and $10.0 million within five business days after final approval of the settlement agreement by the district court.
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the settlement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement. All class members would be eligible to share in the $20.0 million cash component, but only our contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances.
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
Long-Term Debt
Senior Credit Facility
On August 8, 2007, we entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all our owned assets. On June 11, 2009, the Senior Credit Facility was amended reduce the size of the revolving credit facility from $250.0 million to $225.0 million. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
The amendment to the Senior Credit Facility is intended to provide us the flexibility that we need to effect the settlement of the Puerto Rico class action litigation and to incur antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.4 million in financing costs and recorded a loss on modification of debt of $0.1 million during the quarter ended June 21, 2009.
We have made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007, which will continue through September 30, 2009. Quarterly payments will increase to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of June 21, 2009) depending our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of June 21, 2009). The weighted average interest rate at June 21, 2009 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 21, 2009).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of June 21, 2009.

Derivative Instruments
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect us against the risk of rising interest rates by effectively fixing the base interest rate payable related to our term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive (loss) income. As of June 21, 2009, we recorded a liability of $3.0 million, included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $1.2 million and $1.1 million in other comprehensive loss for the quarter and six months ended June 21, 2009, respectively. No hedge ineffectiveness was recorded during the quarter and six months ended June 21, 2009. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 21, 2009, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

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
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of June 21, 2009, we had outstanding a $115.6 million term loan and $145.0 million under the revolving credit facility, which bear interest at variable rates.
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) on our term loan with Wachovia Bank, National Association (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the base interest rate payable related to our term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. We do not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential. On December 31, 2008, Wells Fargo & Co. (“Wells Fargo”) announced that it had completed its merger with Wachovia. As a result of this transaction, Wells Fargo acquired all of Wachovia’s assets and obligations.
Each quarter point change in interest rates would result in a $0.4 million change in annual interest expense on the revolving credit facility.
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and six months ended June 21, 2009 is as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 21, 2009	June 21, 2009
Pretax loss	$(20,522)	$(30,771)
Interest expense	9,257	18,712
Rentals	8,704	17,346

Total fixed charges	$17,961	$36,058

Pretax earnings plus fixed charges	$(2,561)	$5,287

Ratio of earnings to fixed charges	—	—
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense. For the quarter and six months ended June 21, 2009, earnings were insufficient to cover fixed charges by $20.5 million and $30.8 million, respectively.

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s consolidated results of operations and financial position.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes are within the scope of FSP APB 14-1. We have adopted the provisions of FSP APB 14-1, and as such, have adjusted the reported amounts in our Statements of Operations for the quarter and six months ended June 22, 2008 and Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statements of Operations:

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$8,147	$2,206	$10,353	$17,156	$4,357	$21,513
Income tax expense	1,298	(805)	493	1,802	(1,590)	212
Net income	7,235	(1,401)	5,834	9,326	(2,767)	6,559

Net income per share
Basic	0.24	(0.05)	0.19	0.31	(0.10)	0.21
Diluted	0.24	(0.05)	0.19	0.31	(0.10)	0.21
Balance Sheet:

	December 21, 2008
	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. We have adopted the provisions of FSP EITF 03-6-1 and as such, and have adjusted the reported amounts of basic and diluted shares outstanding for the quarter and six months ended June 22, 2008 as follows:

	Quarter Ended June 22, 2008			Six Months Ended June 22, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Denominator for basic net income per share	29,919	274	30,193	30,105	238	30,343
Effect of dilutive securities	244	(164)	80	409	(170)	239

Denominator for diluted net income per share	30,163	110	30,273	30,514	68	30,582

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
Factors that may cause actual results to differ from expected results include: decreases in shipping volumes; final approval by the court of the settlement agreement with the plaintiffs in the Puerto Rico MDL litigation; legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings; changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); rising fuel prices; our substantial debt; restrictive covenants under our debt agreements; our failure to renew our commercial agreements with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; and adverse tax audits and other tax matters.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 21, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of June 21, 2009.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 21, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, we received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. We are currently providing documents to the DOJ in response to the subpoena. We intend to cooperate fully with the DOJ in its investigation.
We have entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract as long as we, among other things, continue our full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other domestic shipping carriers. Fifty-six cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, nineteen in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. All of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into MDL proceedings in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.
On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. Subsequent to June 21, 2009, we paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement and will be required to pay $5.0 million within 90 days after preliminary approval of the settlement agreement by the district court and $10.0 million within five business days after final approval of the settlement agreement by the district court.
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the settlement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement. All class members would be eligible to share in the $20.0 million cash component, but only our contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation.
On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to our motion to dismiss on April 20, 2009, and we filed a reply on May 8, 2009. The court has scheduled a hearing on July 29, 2009 to consider our motion to dismiss. Discovery in the Alaska MDL litigation has been stayed. We intend to vigorously defend against those purported class action lawsuits.
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
Through June 21, 2009, we have incurred approximately $19.2 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. At June 21, 2009, a reserve of $20.0 million related to the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on our condensed consolidated balance sheet. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the Florida Circuit Court litigation. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.

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
On May 13, 2009, we were served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 on the Delaware General Corporation law. We are working with the plaintiff to see if agreement can be reached on the scope of the required document production.
In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.
1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 21, 2008.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
At the Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) held June 2, 2009, stockholders voted to:
(a)	Elect to the Board of Directors of the Company the three Class I directors named as the Company’s nominees in the Proxy Statement for the Annual Meeting, filed with the SEC on April 16, 2009, as follows:

		Shares
		Withholding
Nominee	Shares Voting For	Authority to Vote
James G. Cameron	27,226,340	404,260
Alex J. Mandl	25,486,286	2,144,314
Norman Y. Mineta	25,926,011	1,704,589
There were no abstentions or broker non-votes with respect to the election of the Board of Directors. The directors whose term of office as a director continued after the meeting are Vern Clark, Dan A. Colussy, James W. Down, William J. Flynn, and Thomas P. Storrs.
(b)	Approve the Company’s 2009 Incentive Compensation Plan.

For	Against	Abstain
21,937,511	919,546	25,919
(c)	Approve the Company’s 2009 Employee Stock Purchase Plan.

For	Against	Abstain
21,267,358	1,593,742	21,876

(d)	Ratify the action of the Audit Committee of the Board of Directors in appointing Ernst & Young LLP as independent registered public accounting firm for the 2009 fiscal year.

For	Against	Abstain
27,566,718	42,420	21,462
5. Other Information
None.
6. Exhibits

10.1		Performance Grant Agreement dated May 14, 2009, between Horizon Lines, Inc. and Charles G. Raymond (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed May 20, 2009).

10.2		Form of Restricted Stock Award Agreement for Outside Directors (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 5, 2009).

10.3		Settlement Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 12, 2009).

10.4		First Amendment to Credit Agreement (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed June 12, 2009).

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2009

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
10.1		Performance Grant Agreement dated May 14, 2009, between Horizon Lines, Inc. and Charles G. Raymond (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed May 20, 2009).

10.2		Form of Restricted Stock Award Agreement for Outside Directors (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 5, 2009).

10.3		Settlement Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 12, 2009).

10.4		First Amendment to Credit Agreement (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed June 12, 2009).

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.