Form 10-Q
period 2009-09-20
Horizon Lines, Inc.
filed 2009-10-23
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 20, 2009
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
At October 21, 2009, 30,284,448 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 20,	December 21,
	2009	2008
		(As Adjusted)
Assets
Current assets
Cash	$4,390	$5,487
Accounts receivable, net of allowance of $7,788 and $8,217 at September 20, 2009 and December 21, 2008, respectively	137,850	135,020
Prepaid vessel rent	5,940	4,471
Materials and supplies	27,940	23,644
Deferred tax asset	4,366	7,450
Other current assets	12,620	10,703

Total current assets	193,106	186,775
Property and equipment, net	195,198	208,453
Goodwill	317,068	317,068
Intangible assets, net	111,409	125,542
Deferred tax asset	—	10,669
Other long-term assets	22,809	24,122

Total assets	$839,590	$872,629

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,897	$41,947
Current portion of long-term debt	15,939	6,552
Accrued vessel rent	—	5,421
Other accrued liabilities	106,194	97,720

Total current liabilities	157,030	151,640
Long-term debt, net of current portion	534,387	526,259
Deferred rent	23,703	27,058
Deferred tax liability	5,458	—
Other long-term liabilities	20,694	30,836

Total liabilities	741,272	735,793

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,029 shares issued and 30,229 shares outstanding as of September 20, 2009 and 33,808 shares issued and 30,008 shares outstanding as of December 21, 2008	340	338
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	199,454	199,644
(Accumulated deficit) retained earnings	(17,198)	22,094
Accumulated other comprehensive loss	(5,740)	(6,702)

Total stockholders’ equity	98,318	136,836

Total liabilities and stockholders’ equity	$839,590	$872,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Operating revenue	$307,972	$352,638	$858,807	$989,544
Operating expense:
Cost of services (excluding depreciation expense)	248,364	287,400	704,362	809,069
Depreciation and amortization	11,285	11,449	33,425	34,325
Amortization of vessel dry-docking	3,530	4,393	10,936	13,168
Selling, general and administrative	23,739	26,513	79,512	80,517
Settlement of class action lawsuit	—	—	20,000	—
Restructuring charge	—	—	1,001	—
Impairment charge	1,208	—	1,867	—
Miscellaneous expense, net	890	1,095	773	2,392

Total operating expense	289,016	330,850	851,876	939,471

Operating income	18,956	21,788	6,931	50,073
Other expense:
Interest expense, net	10,563	10,016	29,249	31,528
Loss on modification of debt	—	—	50	—
Other expense (income), net	1	(4)	11	(2)

Income (loss) before income tax (benefit) expense	8,392	11,776	(22,379)	18,547
Income tax (benefit) expense	(46)	673	10,219	885

Net income (loss)	$8,438	$11,103	$(32,598)	$17,662

Net income (loss) per share:
Basic	$0.28	$0.37	$(1.07)	$0.58
Diluted	$0.27	$0.37	$(1.07)	$0.57

Number of shares used in calculations:
Basic	30,430	30,304	30,431	30,330
Diluted	30,914	30,393	30,431	30,583

Dividends declared per common share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 20,	September 21,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net (loss) income	$(32,598)	$17,662
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,950	18,339
Amortization of other intangible assets	15,475	15,986
Amortization of vessel dry-docking	10,936	13,168
Amortization of deferred financing costs	2,081	2,022
Impairment charge	1,867	—
Restructuring charge	1,001	—
Loss on modification of debt	50	—
Deferred income taxes	10,312	(732)
Gain on equipment disposals	(45)	(7)
Stock-based compensation	2,464	3,532
Accretion of interest on 4.25% convertible notes	7,428	6,601
Changes in operating assets and liabilities:
Accounts receivable	(2,551)	(28,521)
Materials and supplies	(4,425)	(1,655)
Other current assets	(2,349)	(593)
Accounts payable	(7,050)	(13,054)
Accrued liabilities	10,466	17,590
Vessel rent	(9,650)	(9,657)
Vessel dry-docking payments	(11,269)	(9,291)
Other assets/liabilities	(664)	1,613

Net cash provided by operating activities	9,429	33,003

Cash flows from investing activities:
Purchases of property and equipment	(8,181)	(26,351)
Purchase of business	—	(198)
Proceeds from the sale of property and equipment	1,009	350

Net cash used in investing activities	(7,172)	(26,199)

Cash flows from financing activities:
Payments on long-term debt	(4,913)	(4,902)
Borrowing under revolving credit facility	64,000	73,000
Payments on revolving credit facility	(49,000)	(37,500)
Dividends to stockholders	(10,041)	(9,985)
Payments of financing costs	(3,475)	(139)
Common stock issued under employee stock purchase plan	75	38
Proceeds from exercise of stock options	—	13
Purchase of treasury stock	—	(29,330)
Payments on capital lease obligation	—	(81)

Net cash used in financing activities	(3,354)	(8,886)

Net decrease in cash	(1,097)	(2,082)
Cash at beginning of period	5,487	6,276

Cash at end of period	$4,390	$4,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. Horizon Logistics manages integrated logistics service offerings, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation. In addition, as noted below, certain prior period balances have been adjusted to conform to recent accounting pronouncements.
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
The financial statements as of September 20, 2009 and the financial statements for the quarters and nine months ended September 20, 2009 and September 21, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time these statements were filed with the Securities and Exchange Commission (“SEC”) on October 23, 2009, and has determined there were no items deemed to be reportable.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, now included within FASB ASC 105, is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have an impact on the Company’s consolidated results of operations and financial position, but will change the referencing system for accounting standards.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion”, now included within FASB ASC 470 “Debt with Conversion and Other Options” (“FASB ASC 470-20”). FASB ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase the Company’s cash interest payments. FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 4) are within the scope of FASB ASC 470-20. The Company has adopted the provisions of FASB ASC 470-20, and as such, has adjusted the reported amounts in its Statements of Operations for the quarter and nine months ended September 21, 2008 and its Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statements of Operations:

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$7,772	$2,244	$10,016	$24,927	$6,601	$31,528
Income tax expense	1,492	(819)	673	3,294	(2,409)	885
Net income	12,528	(1,425)	11,103	21,854	(4,192)	17,662

Net income per share
Basic	0.42	(0.05)	0.37	0.73	(0.15)	0.58
Diluted	0.42	(0.05)	0.37	0.72	(0.15)	0.57
Balance Sheet:

	December 21, 2008
	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now included within FASB ASC 260 “Earnings Per Share” (“FASB ASC 260”). FASB ASC 260-10-45 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company has adopted the provisions of FASB ASC 260-10-45 and as such, has adjusted the reported amounts of basic and diluted shares outstanding for the quarter and nine months ended September 21, 2008 as follows:

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Denominator for basic net income per share	29,970	334	30,304	30,060	270	30,330
Effect of dilutive securities	217	(128)	89	467	(214)	253

Denominator for diluted net income per share	30,187	206	30,393	30,527	56	30,583

3. Restructuring
The Company completed a non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees and resulted in a $4.0 million restructuring charge. Of the $4.0 million, $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. Of the $0.8 million recorded during the first quarter of 2009, $0.7 million was included within the Horizon Lines segment and the remaining $35 thousand was included in the Horizon Logistics segment. In addition, during the quarter ended June 21, 2009, the Company recorded an additional $0.2 million of severance costs related to the elimination of certain positions in connection with the loss of a major customer and a reorganization within the Horizon Logistics segment.
The following table presents the restructuring reserves at September 20, 2009, as well as activity during the year (in thousands):

	Balance at					Balance at
	December 21,				Charged to Other	September 20,
	2008	Provision	Payments	Adjustments	Accounts(1)	2009
Personnel related costs	$3,132	$1,148	$(3,091)	$(144)	$(485)	$560
Other associated costs	65	25	(62)	(28)	—	—

Total	$3,197	$1,173	$(3,153)	$(172)	$(485)	$560

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.
In the consolidated balance sheet, the reserve for restructuring costs is recorded in other accrued liabilities.
4. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 20,	December 21,
	2009	2008
		(As Adjusted)
Senior credit facility
Term loan	$114,063	$118,750
Revolving credit facility	135,000	120,000
4.25% convertible senior notes	299,771	292,343
Other	1,492	1,718

Total long-term debt	550,326	532,811
Less current portion	(15,939)	(6,552)

Long-term debt, net of current portion	$534,387	$526,259

Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all of the owned assets of the Company. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

The amendment to the Senior Credit Facility is intended to provide the Company the flexibility that it needs to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.
The Company has made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007. Effective December 31, 2009, quarterly payments will increase to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of September 20, 2009) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of September 20, 2009). The weighted average interest rate at September 20, 2009 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of September 20, 2009).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of September 20, 2009. As of September 20, 2009, total unused borrowing capacity under the revolving credit facility was $81.0 million, after taking into account $135.0 million outstanding under the revolver and $9.0 million utilized for outstanding letters of credit. Based on the Company’s leverage ratio, borrowing availability under the revolving credit facility was $75.6 million as of September 20, 2009.
Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association, a current subsidiary of Wells Fargo & Co., (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company has agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the base interest rate payable related to its term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of September 20, 2009, the Company recorded a liability of $4.0 million, of which $0.6 million is included in other accrued liabilities and $3.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also recorded $0.4 million and $0.6 million in other comprehensive income (loss) for the quarter and nine months ended September 20, 2009, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 20, 2009. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 20, 2009, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction. The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of September 20, 2009 and December 21, 2008 were $505.6 million and $389.7 million, respectively. The fair values of the Notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

5. Income Taxes
During 2006, the Company elected the application of tonnage tax. The Company’s effective tax rate is impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities.
As of September 20, 2009, the Company has net operating loss carryforwards in the amount of $89.0 million and $11.7 million for federal income tax purposes and for state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively.
The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses and its outlook for future years.
During the second quarter of 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against its deferred tax assets, which resulted in a $10.5 million income tax provision on its Condensed Consolidated Statements of Operations. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 21, 2008	$8,989
Additions based on tax positions related to the current year	240
Additions based on tax positions related to prior years	3,273

Balance at September 20, 2009	$12,502

6. Stock-Based Compensation
Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options and restricted shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. In addition, recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008

Stock options	$278	$387	$949	$1,231
Restricted stock	186	699	1,435	2,067
ESPP	80	69	80	234

Total	$544	$1,155	$2,464	$3,532

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 21, 2008	1,633,942	$15.77
Granted	—
Exercised	—
Forfeited	(78,952)	18.68
Expired	(37,800)	10.00

Outstanding at September 20, 2009	1,517,190	$15.79	6.80	$—

Vested or expected to vest at September 20, 2009	1,504,722	$15.75	6.79	$—

Exercisable at September 20, 2009	1,053,879	$11.70	6.33	$—

As of September 20, 2009, there was $0.8 million in unrecognized compensation costs related to stock options granted, which is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of September 20, 2009 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 21, 2008	428,812	$21.39
Granted	576,987	3.70
Vested	(120,777)	12.75
Forfeited	(61,667)	20.54

Nonvested at September 20, 2009	823,355	$10.33

As of September 20, 2009, there was $1.9 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

7. Net Income (Loss) per Common Share
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
Net income (loss) per share are as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Numerator:
Net income (loss)	$8,438	$11,103	$(32,598)	$17,662

Denominator:
Denominator for basic income (loss) per common share:
Weighted average shares outstanding	30,430	30,304	30,431	30,330

Effect of dilutive securities:
Stock-based compensation	484	89	—	253

Denominator for diluted net income (loss) per common share	30,914	30,393	30,431	30,583

Basic net income (loss) per common share	$0.28	$0.37	$(1.07)	$0.58

Diluted net income (loss) per common share	$0.27	$0.37	$(1.07)	$0.57

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 205,368 and 251,600 shares have been included in the denominator for basic income (loss) per share for these participating securities during the quarter and nine months ended September 20, 2009, respectively. In addition, a total of 313,168 shares have been excluded from the denominator for diluted net loss per common share during the nine months ended September 20, 2009 as the impact would be anti-dilutive.
8. Comprehensive Income (Loss)
Comprehensive income (loss) income is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)

Net income (loss)	$8,438	$11,103	$(32,598)	$17,662
Change in fair value of interest rate swap	(427)	(1,113)	630	1,260
Amortization of pension and post-retirement benefit transition obligation	115	39	332	70

Comprehensive income (loss)	$8,126	$10,029	$(31,636)	$18,992

9. Segment Reporting
The Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships, one of which is classified as held for sale as of September 20, 2009, and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s then existing customized logistics solutions and to focus on the growth and further development of integrated logistics services. Horizon Lines also provides certain ground transportation services to its customers.

Inter-segment revenues are presented at prices which approximate market. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment asset balances have been eliminated in consolidation. Certain segment information for the quarter and nine months ended September 21, 2008 has been reclassified to conform to the presentation for the quarter and nine months ended September 20, 2009. The following table presents information about the results of operations and the assets of the Company’s two reportable segments for the fiscal quarters and nine months ended September 20, 2009 and September 21, 2008 (in thousands):

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Operating revenue:
Horizon Lines	$301,215	$342,693	$837,473	$963,646
Horizon Logistics	37,748	60,974	112,539	169,681

	338,963	403,667	950,012	1,133,327
Inter-segment revenue	(30,991)	(51,029)	(91,205)	(143,783)

Consolidated operating revenue	$307,972	$352,638	$858,807	$989,544

Depreciation and amortization:
Horizon Lines	$14,658	$15,556	$44,009	$46,711
Horizon Logistics	157	286	352	812

	14,815	15,842	44,361	47,523
Eliminations	—	—	—	(30)

Consolidated depreciation and amortization	$14,815	$15,842	$44,361	$47,493

Segment operating income (loss):
Horizon Lines	$21,219	$22,119	$14,008	$52,559
Horizon Logistics	(2,263)	(331)	(7,077)	(2,486)

Consolidated operating income	18,956	21,788	6,931	50,073

Unallocated interest expense, net	10,563	10,016	29,249	31,528
Loss on modification of debt	—	—	50	—
Unallocated other expense (income), net	1	(4)	11	(2)

Consolidated income (loss) before income tax (benefit) expense	$8,392	$11,776	$(22,379)	$18,547

Capital expenditures:
Horizon Lines	$1,019	$18,826	$7,906	$25,996
Horizon Logistics	8	63	275	355

Consolidated capital expenditures	$1,027	$18,889	$8,181	$26,351

September 20,
2009
Segment assets:
Horizon Lines	$828,963
Horizon Logistics	10,627

Consolidated assets	$839,590

10. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 20,	December 21,
	2009	2008
Vessels and vessel improvements	$151,802	$149,557
Containers	24,171	24,099
Chassis	14,334	14,713
Cranes	36,842	26,852
Machinery and equipment	27,596	26,127
Facilities and land improvements	22,305	20,718
Software	22,898	20,875
Construction in progress	23,301	34,382

Total property and equipment	323,249	317,323
Accumulated depreciation	(128,051)	(108,870)

Property and equipment, net	$195,198	$208,453

During the nine months ended September 20, 2009, the Company recorded an impairment charge of $1.9 million related to the write-down of spare vessels.
11. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 20,	December 21,
	2009	2008
		(As Adjusted)
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,813	11,388
Non-compete agreements	262	262

Total intangibles with definite lives	221,350	217,925
Accumulated amortization	(109,941)	(92,383)

Net intangibles with definite lives	111,409	125,542
Goodwill	317,068	317,068

Intangible assets, net	$428,477	$442,610

As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.
12. Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 20,	December 21,
	2009	2008
Vessel operations	$18,199	$18,681
Payroll and employee benefits	16,322	13,943
Marine operations	13,403	12,162
Terminal operations	12,041	11,847
Fuel	4,541	7,443
Interest	3,563	6,437
Settlement of class action lawsuit	15,000	—
Restructuring costs	560	3,069
Other liabilities	22,565	24,138

Total other accrued liabilities	$106,194	$97,720

13. Fair Value Measurement
U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The unrealized loss on the interest rate swap of $4.0 million is classified within level 2 of the fair value hierarchy. No other assets or liabilities are measured at fair value under the hierarchy as of September 20, 2009.
14. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates, has resulted in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 20, 2009. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million and $0.1 million during the quarters ended September 20, 2009 and September 21, 2008, respectively, and $0.6 million and $0.3 million during the nine months ended September 20, 2009 and September 21, 2008, respectively.
As part of the acquisition of HSI, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million and $16 thousand during the quarters ended September 20, 2009 and September 21, 2008, respectively, and $0.2 million and $49 thousand during the nine months ended September 20, 2009 and September 21, 2008, respectively.
The Company expects to make contributions to the above mentioned pension plans totaling $1.9 million during 2009, including a contribution of $1.1 million made in April 2009 in order to satisfy the funding requirements of the Worker, Retiree, and Employer Recovery Act.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.2 million during each of the quarters ended September 20, 2009 and September 21, 2008, and $0.6 million and $0.5 million during the nine months ended September 20, 2009 and September 21, 2008, respectively.

As part of the acquisition of HSI, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 20, 2009 and September 21, 2008, and $0.3 million and $0.2 million during the nine months ended September 20, 2009 and September 21, 2008, respectively.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $3.8 million and $2.5 million during the quarters ended September 20, 2009 and September 21, 2008, respectively, and $8.4 million and $7.2 million during the nine months ended September 20, 2009 and September 21 2008, respectively. In addition to the higher contributions the Company has made as a result of recent negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates, the Company has made additional payments related to assessments as a result of lower container volumes and increased benefits costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
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
On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other domestic shipping carriers. Fifty-seven cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, twenty in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. Nineteen of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into MDL proceedings in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who directly, or indirectly in one case, purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.

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
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with the Company as of the effective date of the final settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the final settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of the Company would be eligible to elect the base-rate freeze in lieu of receiving cash. The Company has the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. An initial hearing on the motion for preliminary approval of the settlement agreement was held on September 14, 2009, where the Court heard the objections of certain non-settling defendants. On October 20, 2009, the Court resumed the hearing for preliminary approval of the settlement agreement and the Company is awaiting the Court’s decision.
On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to the Company’s motion to dismiss on April 20, 2009, and the Company filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted 30 days to amend their complaint, and the Company and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. The Company and the plaintiffs have agreed to stay discovery in the Alaska MDL litigation. The Company intends to vigorously defend itself against these purported class action lawsuits.
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
Through September 20, 2009, the Company has incurred approximately $21.2 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, the Company has paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s condensed consolidated balance sheet. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the Florida Circuit Court litigation. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
On May 13, 2009, the Company was served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 of the Delaware General Corporation law. The Company has reached an agreement on the scope of the required document production and is in the process of producing the documents.

In the ordinary course of business, from time to time, the Company and its subsidiaries become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contractual relations.
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
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On September 20, 2009 and December 21, 2008, amounts outstanding on these letters of credit totaled $9.0 million and $8.3 million, respectively.
16. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company is in the process of determining the impact the adoption of SFAS 167 will have on its results of operations and financial position.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company is in the process of determining the impact the adoption of SFAS 166 will have on its results of operations and financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now referred to as FASB ASC 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on the Company’s consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, now included within FASB ASC 815. FASB ASC 815 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FASB ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the adoption did not have an impact on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, now included within FASB ASC 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FASB ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have an impact on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, now included within FASB ASC 805 “Business Combinations” (“FASB ASC 805”). FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have an impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”, now included within FASB ASC 825 “Financial Instruments” (“FASB ASC 825”). FASB ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. FASB ASC 825 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of FASB ASC 825. The adoption did not have an impact on the Company’s results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, now referred to as FASB ASC 820. FASB ASC 820 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB ASC 820 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of FASB ASC 820 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted FASB ASC 820 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have an impact on the Company’s results of operations and financial position.

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
Executive Overview
The difficult conditions affecting the overall macroeconomic environment continue to negatively impact our results of operations. Although some reports indicate that the economy is stabilizing, we are still operating in a challenging environment. Our markets continue to experience depressed business conditions due to ongoing weakness in consumer spending, tourism, and commercial construction. In light of the risks posed by the current macroeconomic environment, we have implemented a series of cost control efforts with the goal of prudently managing our business.
Container volumes during the quarter and nine months ended September 20, 2009 were impacted by the overall market conditions. In addition, lower volume, including a decline in exports, affected terminal services revenue. Operating revenue decreased as a result of lower container volumes along with lower fuel surcharges, slightly offset by unit revenue improvements resulting from general rate increases and cargo mix upgrades. General rate increases are typically implemented in order to help offset contractual expense increases.
The decrease in operating expense during the quarter and nine months ended September 20, 2009 is primarily due to lower fuel prices, lower container volumes, and a decrease in selling, general and administrative expenses largely due to the reduction in workforce and lower stock-based compensation expense. Operating expenses for the nine months ended September 20, 2009 include a $20 million accrual for the potential settlement of the Puerto Rico MDL litigation.

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
	($ in thousands)
Operating revenue	$307,972	$352,638	$858,807	$989,544
Operating expense	289,016	330,850	851,876	939,471

Operating income	$18,956	$21,788	$6,931	$50,073

Operating ratio	93.8%	93.8%	99.2%	94.9%
Revenue containers (units)	67,649	71,748	193,305	209,112
Average unit revenue	$3,818	$4,126	$3,750	$4,000

We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation, and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our Board of Directors and management team to evaluate our operating performance, (ii) the Senior Credit Facility contains covenants that require the Company to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Company of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA is included below:

	Quarters Ended		Nine Months Ended
	September 20,	September 21,	September 20,	September 21,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(in thousands)
Net income (loss)	$8,438	$11,103	$(32,598)	$17,662
Interest expense, net	10,563	10,016	29,249	31,528
Income tax (benefit) expense	(46)	673	10,219	885
Depreciation and amortization	14,815	15,842	44,361	47,493

EBITDA	$33,770	$37,634	$51,231	$97,568

General
The Company has two principal businesses referred to as Horizon Lines, LLC (“Horizon Lines”) and Horizon Logistics Holdings, LLC (“Horizon Logistics”). Through Horizon Lines, we believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 21 vessels, 16 of which are fully qualified Jones Act vessels, and approximately 19,300 cargo containers. As of September 20, 2009, one of our vessels is classified as held for sale. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, distribution, and non-vessel operating common carrier (“NVOCC”) services. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, Yantian, Xiamen and Kaohsiung.
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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 20, 2009. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 21, 2008 as filed with the Securities and Exchange Commission (“SEC”).
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

Quarter Ended September 20, 2009 Compared with the Quarter Ended September 21, 2008
Horizon Lines Segment
Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, owning or leasing vessels comprising a fleet of 21 U.S.-flag containerships, one of which is classified as held for sale as of September 20, 2009, and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	September 20,	September 21,
	2009	2008	Change	% Change
		($ in thousands)
Operating revenue	$300,540	$342,073	$(41,533)	(12.1)%
Operating expense:
Vessel	95,008	121,465	(26,457)	(21.8)%
Marine	55,116	53,856	1,260	2.3%
Inland	46,276	54,756	(8,480)	(15.5)%
Land	35,234	37,961	(2,727)	(7.2)%
Rolling stock rent	9,541	10,447	(906)	(8.7)%

Cost of services	241,175	278,485	(37,310)	(13.4)%
Depreciation and amortization	11,128	11,163	(35)	(0.3)%
Amortization of vessel dry-docking	3,530	4,393	(863)	(19.6)%
Selling, general and administrative	21,388	24,806	(3,418)	(13.8)%
Impairment charge	1,208	—	1,208	100.0%
Miscellaneous expense, net	892	1,107	(215)	(19.4)%

Total operating expense	279,321	319,954	(40,633)	(12.7)%

Operating income	$21,219	$22,119	$(900)	(4.1)%

Operating ratio	92.9%	93.5%		(0.6)%
Revenue containers (units)	67,649	71,748	(7,069)	(9.9)%
Average unit revenue	$3,818	$4,126	$(308)	(7.5)%
Operating Revenue. Horizon Lines operating revenue decreased $41.5 million, or 12.1%, and accounted for approximately 97.6% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges decline	$(23,446)
Revenue container volume decrease	(13,365)
Non-transportation services decrease	(5,655)
General rate increases	933

Total operating revenue decrease	$(41,533)

The revenue container volume declines are primarily due to weak market conditions in all of our tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12.9% of total revenue in the quarter ended September 20, 2009 and approximately 18.2% of total revenue in the quarter ended September 21, 2008. We adjusted our bunker and intermodal fuel surcharges throughout 2008 and in the first nine months of 2009 as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decrease in fuel surcharges and a decrease in terminal services.
Cost of Services. The $37.3 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decrease in variable costs as a result of lower container volumes.

Vessel expense, which is not primarily driven by revenue container volume, decreased $26.5 million for the quarter ended September 20, 2009 compared to the quarter ended September 21, 2008. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decrease	$(27,089)
Vessel lease expense decrease	(65)
Labor and other vessel operating increase	697

Total vessel expense decrease	$(26,457)

The $27.1 million decrease in fuel costs is comprised of a $23.2 million decline due to fuel prices and a $3.9 million reduction due to lower daily consumption. The increase in labor and other vessel operating expense is due to an increase in our insurance premiums related to our protection and indemnity policies. These increases were partially offset by a reduction in our space charter expense.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.3 million increase in marine expense during quarter ended September 20, 2009 was primarily due to multi-employer plan benefit assessments for our west coast union employees and contractual rate increases, partially offset by lower container volumes.
Inland expense decreased to $46.3 million for the quarter ended September 20, 2009 compared to $54.8 million during the quarter ended September 21, 2008. The $8.5 million decrease in inland expense is primarily due to lower fuel costs and lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	September 20,	September 21,
	2009	2008	%Change
	(in thousands)
Land expense:
Maintenance	$12,826	$13,694	(6.3)%
Terminal overhead	12,887	14,509	(11.2)%
Yard and gate	7,536	7,620	(1.1)%
Warehouse	1,985	2,138	(7.2)%

Total land expense	$35,234	$37,961	(7.2)%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall repair expenses and lower fuel costs. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead decreased primarily due to reduced utilities expense and lower compensation costs as a result of the reduction in workforce. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower equipment storage costs as a result of our cost control efforts, partially offset by rate increases in the monitoring of refrigerated containers.

Rolling stock expense decreased $0.9 million or 8.7% during the quarter ended September 20, 2009 as compared to the quarter ended September 21, 2008. This decrease is primarily due to the off-hire of certain leased container units and increased efficiencies in association with our cost control efforts.
Depreciation and Amortization. Depreciation and amortization was $11.1 million during the quarter ended September 20, 2009 compared to $11.2 million during the quarter ended September 21, 2008.

	Quarters Ended
	September 20,	September 21,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,342	$2,347	(0.2)%
Depreciation and amortization—other	3,708	3,738	(0.8)%
Amortization of intangible assets	5,078	5,078	0.0%

Total depreciation and amortization	$11,128	$11,163	(0.3)%

Amortization of vessel dry-docking	$3,530	$4,393	(19.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.5 million during the quarter ended September 20, 2009 compared to $4.4 million for the quarter ended September 21, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $21.4 million for the quarter ended September 20, 2009 compared to $24.8 million for the quarter ended September 21, 2008, a decrease of $3.4 million or 13.8%. This decrease is comprised of a $2.8 million decline in legal and professional fees expenses related to the Department of Justice antitrust investigation and related legal proceedings, $1.3 million related to the reduction in workforce, $0.7 million decrease in stock-based compensation expense, and $0.4 related to employee relocation costs, offset by an increase of $1.9 million in the accrual related to our performance incentive plan.
Impairment Charge. The $1.2 million impairment charge related to a write-down of the carrying value of our spare vessels.
Miscellaneous Expense, Net. Miscellaneous expense, net decreased $0.2 million during the quarter ended September 20, 2009 compared to the quarter ended September 21, 2008 primarily as a result of lower bad debt expense during 2009, partially offset by a decrease in the gains on the sale of assets.

Horizon Logistics Segment
Horizon Logistics manages integrated logistics offerings, including rail, trucking, warehousing, distribution, and NVOCC services. The amounts presented below exclude all intercompany transactions.

	Quarters Ended
	September 20,	September 21,
	2009	2008	Change	% Change
	(in thousands)
Operating revenue	$7,432	$10,565	$(3,133)	(29.7)%
Operating expense:
Inland	5,808	8,046	(2,238)	(27.8)%
Land	1,398	781	617	79.0%
Rolling stock rent	(16)	89	(105)	(118.0)%

Cost of services	7,190	8,916	(1,726)	(19.4)%
Depreciation and amortization	157	286	(129)	(45.1)%
Selling, general and administrative	2,350	1,706	644	37.7%
Miscellaneous income, net	(2)	(12)	10	83.3%

Total operating expense	9,695	10,896	(1,201)	(11.0)%

Operating loss	$(2,263)	$(331)	$(1,932)	583.7%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.4% of consolidated operating revenue. Revenue of $7.4 million during the quarter ended September 20, 2009 was 29.7% lower as compared to the quarter ended September 21, 2008. The decrease in revenue is due to a decline in the demand for our expedited logistics service offering, partially offset by the expansion of our NVOCC and brokerage operations.
Cost of Services. Cost of services decreased to $7.2 million for the quarter ended September 20, 2009 compared to $8.9 million for the quarter ended September 21, 2008, a reduction of $1.7 million. The decrease in cost of services is primarily due to a decline in revenue, partially offset by expenses associated with the above mentioned increase in lower margin service offerings.
Depreciation and Amortization. Depreciation and amortization was $0.2 million during the quarter ended September 20, 2009 compared to $0.3 million for the quarter ended September 21, 2008. The decrease in amortization is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Quarters Ended
	September 20,	September 21,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$75	$42	78.6%
Amortization of intangible assets	82	244	(66.4)%

Total depreciation and amortization	$157	$286	(45.1)%

Selling, General and Administrative. Selling, general and administrative costs increased to $2.4 million for the quarter ended September 20, 2009 compared to $1.7 million for the quarter ended September 21, 2008. The increase is primarily due to an accrual related to our performance incentive plan and an increase in legal and other professional fees.
Unallocated Expenses
Interest Expense, Net. Interest expense, net increased to $10.6 million for the quarter ended September 20, 2009 compared to $10.0 million for the quarter ended September 21, 2008, an increase of $0.6 million or 6.0%. This increase is a result of a higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility, partially offset by the lower outstanding balance on the revolving line of credit during the third quarter of 2009.

Income Tax Expense. The effective tax rate for the quarters ended September 20, 2009 and September 21, 2008 was (0.5)% and 5.7%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets, which resulted in a $10.5 million income tax provision. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.
Nine Months Ended September 20, 2009 Compared with the Nine Months Ended September 21, 2008
Horizon Lines Segment

	Nine Months Ended
	September 20,	September 21,
	2009	2008	Change	% Change
	($ in thousands)
Operating revenue	$835,032	$963,493	$(128,461)	(13.3)%
Operating expense:
Vessel	262,326	334,843	(72,517)	(21.7)%
Marine	153,774	153,996	(222)	(0.1)%
Inland	132,596	154,935	(22,339)	(14.4)%
Land	104,116	109,532	(5,416)	(4.9)%
Rolling stock rent	28,096	33,284	(5,188)	(15.6)%

Cost of services	680,908	786,590	(105,682)	(13.4)%
Depreciation and amortization	33,073	33,513	(440)	(1.3)%
Amortization of vessel dry-docking	10,936	13,168	(2,232)	(17.0)%
Selling, general and administrative	72,706	75,294	(2,588)	(3.4)%
Settlement of class action lawsuit	20,000	—	20,000	100.0%
Impairment charge	1,867	—	1,867	100.0%
Restructuring charge	753	—	753	100.0%
Miscellaneous expense, net	781	2,369	(1,588)	(67.0)%

Total operating expense	821,024	910,934	(89,910)	(9.9)%

Operating income	$14,008	$52,559	$(38,551)	(73.3)%

Operating ratio	98.3%	94.5%		3.8%
Revenue containers (units)	193,305	209,112	(15,807)	(7.6)%
Average unit revenue	$3,750	$4,000	$(250)	(6.3)%
Operating Revenue. Horizon Lines operating revenue decreased $128.5 million, or 13.3%, and accounted for approximately 97.2% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges decline	$(71,397)
Revenue container volume decrease	(51,106)
Non-transportation services decrease	(17,959)
General rate increases	12,001

Total operating revenue decrease	$(128,461)

The revenue container volume declines are primarily due to weak market conditions in all of our tradelanes and are partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 10.7% of total revenue in the nine months ended September 20, 2009 and approximately 16.7% of total revenue in the nine months ended September 21, 2008. We adjusted our bunker and intermodal fuel surcharges throughout 2008 and in the first nine months of 2009 as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decline in fuel surcharges and a reduction in terminal services.

Cost of Services. The $105.7 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decline in inland costs as a result of lower container volumes.
Vessel expense, which is not primarily driven by revenue container volume, decreased $72.5 million for the nine months ended September 20, 2009 compared to the nine months ended September 21, 2008. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decline	$(75,998)
Vessel lease expense decrease	(194)
Labor and other vessel operating increase	3,675

Total vessel expense decrease	$(72,517)

The $76.0 million reduction in fuel costs is comprised of a $70.8 million decrease due to fuel prices and a $5.2 million decline due to lower daily consumption, offset by an increase of fuel consumption in our Puerto Rico tradelane as a result of higher active vessel operating days. The increase in labor and other vessel operating expense is due to higher insurance premiums related to our protection and indemnity policies and additional operating expenses associated with two additional dry-dockings during the first nine months of 2009 as compared to the first nine months of 2008. We continue to incur labor expenses associated with the vessels in dry-dock, while continuing to incur expenses associated with the spare vessel deployed to serve as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense of $153.8 million for the nine months ended September 20, 2009 was flat as compared to the nine months ended September 21, 2008 as the decrease in marine expense related to lower container volumes was offset by multi-employer plan benefit assessments for our west coast union employees and contractual rate increases.
Inland expense decreased to $132.6 million for the nine months ended September 20, 2009 compared to $154.9 million during the nine months ended September 21, 2008. The $22.3 million decrease in inland expense is primarily due to lower fuel costs and lower container volumes.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Nine Months Ended
	September 20,	September 21,
	2009	2008	% Change
	(in thousands)
Land expense:
Maintenance	$37,168	$39,806	(6.6)%
Terminal overhead	39,438	42,437	(7.1)%
Yard and gate	21,967	21,098	4.1%
Warehouse	5,543	6,191	(10.5)%

Total land expense	$104,116	$109,532	(4.9)%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall repair expenses and lower fuel costs. The decrease in overall repair expenses is associated with lower volumes and our cost control efforts. Terminal overhead decreased primarily due to lower utilities expense, a decline in compensation costs as a result of the reduction in workforce, and a severance charge recorded during 2008 for certain union employees who elected early retirement. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily as a result of $0.2 million due to a one-time stevedoring revenue opportunity, a $0.2 million write down of certain prepaid capital expenditures related to our San Juan, Puerto Rico port redevelopment project as a result of the bankruptcy filing of the general contractor, and $0.2 million of rate increases in the monitoring of refrigerated containers.

Rolling stock expense decreased $5.2 million or 15.6% during the nine months ended September 20, 2009 as compared to the nine months ended September 21, 2008. This decrease is primarily due to the off-hire of certain leased container units and increased efficiencies in association with our cost control efforts.
Depreciation and Amortization. Depreciation and amortization was $33.1 million during the nine months ended September 20, 2009 compared to $33.5 million during the nine months ended September 21, 2008. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Nine Months Ended
	September 20,	September 21,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$6,775	$7,397	(8.4)%
Depreciation and amortization—other	11,067	10,881	1.7%
Amortization of intangible assets	15,231	15,235	0.0%

Total depreciation and amortization	$33,073	$33,513	(1.3)%

Amortization of vessel dry-docking	$10,936	$13,168	(17.0)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $10.9 million during the nine months ended September 20, 2009 compared to $13.2 million for the nine months ended September 21, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $72.7 million for the nine months ended September 20, 2009 compared to $75.3 million for the nine months ended September 21, 2008, a decline of $2.6 million or 3.4%. This decrease is comprised of a $4.3 million reduction in consultant fees incurred during the first nine months of 2008 related to our process re-engineering initiative, $3.9 million related to the reduction in workforce, and $1.0 million decline in stock-based compensation expense, partially offset by $3.1 million of higher expenses related to the antitrust investigation and related legal proceedings, $2.3 million in the accrual related to our performance incentive plan, and $1.1 million increase in legal fees unrelated to the antitrust investigation.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment of assets of $1.9 million related to a write-down of the carrying value of our spare vessels.
Restructuring Charge. Restructuring costs of $0.8 million included $0.7 million and $0.1 million related to severance costs and other costs associated with our workforce reduction initiative, respectively. The $0.7 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards.
Miscellaneous (Income) Expense, Net. Miscellaneous income, net decreased $1.6 million during the nine months ended September 20, 2009 compared to the nine months ended September 21, 2008 primarily as a result of lower bad debt expense during 2009.

Horizon Logistics Segment

	Nine Months Ended
	September 20,	September 21,
	2009	2008	Change	% Change
	(in thousands)
Operating revenue	$23,775	$26,051	$(2,276)	(8.7)%
Operating expense:
Inland	18,450	19,389	(939)	(4.8)%
Land	4,499	2,028	2,471	121.8%
Rolling stock rent	506	299	207	69.2%

Cost of services	23,455	21,716	1,739	8.0%
Depreciation and amortization	352	812	(460)	(56.7)%
Selling, general and administrative	6,805	5,988	817	13.6%
Restructuring costs	249	—	249	100.0%
Miscellaneous (income) expense, net	(9)	21	(30)	(142.9)%

Total operating expense	30,852	28,537	2,315	8.1%

Operating loss	$(7,077)	$(2,486)	$(4,591)	184.7%

Operating Revenue. Horizon Logistics operating revenue accounted for approximately 2.8% of consolidated operating revenue. Revenue decreased to $23.8 million during the nine months ended September 20, 2009 compared to $26.1 million during the nine months ended September 21, 2008. This decrease is primarily due to a decline in the demand for our expedited logistics service offering, partially offset by the NVOCC and brokerage operations expansion.
Cost of Services. Cost of services increased to $23.5 million for the nine months ended September 20, 2009 compared to $21.7 million for the nine months ended September 21, 2008, an increase of $1.7 million. The increase in cost of services is primarily due to the lower margin service offerings expansion.
Depreciation and Amortization. Depreciation and amortization was $0.4 million during the nine months ended September 20, 2009 compared to $0.8 million for the nine months ended September 21, 2008. The decrease in amortization is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Nine Months Ended
	September 20,	September 21,
	2009	2008	% Change
	(in thousands)
Depreciation and amortization:
Depreciation and amortization—other	$108	$61	77.0%
Amortization of intangible assets	244	751	(67.5)%

Total depreciation and amortization	$352	$812	(56.7)%

Selling, General and Administrative. Selling, general and administrative costs increased to $6.8 million for the nine months ended September 20, 2009 compared to $6.0 million for the nine months ended September 21, 2008, an increase of $0.8 million. This increase is due to an accrual related to our performance incentive plan and sales force headcount additions in 2009.
Restructuring Charge. Restructuring costs of $0.2 million included severance costs related to our workforce reduction initiative and to the elimination of certain positions in connection with the loss of a major customer.
Unallocated Expenses
Interest Expense, Net. Interest expense, net decreased to $29.2 million for the nine months ended September 20, 2009 compared to $31.5 million for the nine months ended September 21, 2008, a decrease of $2.3 million or 7.3%. This decrease is a result of a lower outstanding balance on the revolving line of credit during the first nine months of 2009 combined with reduced interest rates on the outstanding debt.

Income Tax Expense. The effective tax rate for the nine months ended September 20, 2009 and September 21, 2008 was (45.7)% and 4.8%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets, which resulted in a $10.5 million income tax provision. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.
Liquidity and Capital Resources
Principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, owned and leased vessel fleet, and information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on indebtedness, (v) dividend payments, and (vi) share repurchases. Cash totaled $4.4 million at September 20, 2009.
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage and interest coverage ratio and covenants that limit our distribution of divdends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of September 20, 2009. As of September 20, 2009, total unused borrowing capacity under the revolving credit facility was $81.0 million, after taking into account $135.0 million outstanding under the revolver and $9.0 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $75.6 million as of September 20, 2009.
Operating Activities
Net cash provided by operating activities was $9.4 million for the nine months ended September 20, 2009 compared to $33.0 million for the nine months ended September 21, 2008, a decrease of $23.6 million. The decrease in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(39,612)
Increase in payments related to Department of Justice antitrust investigation and related legal proceedings	(10,939)
Increase in payments related to restructuring and impairment of assets	(4,546)
Increase in payments related to dry-dockings	(1,978)
Other changes in working capital, net	(7,469)
Decrease in accounts receivable	25,970
Increase in accrual for settlement of class action lawsuit	15,000

$(23,574)

Investing Activities
Net cash used in investing activities was $7.2 million for the nine months ended September 20, 2009 compared to $26.2 million for the nine months ended September 21, 2008. The reduction is primarily related to an $18.2 million decrease in capital spending, a $0.7 million increase in proceeds from the sale of assets, and $0.2 million decrease in the purchases of businesses. Capital expenditures during the nine months ended September 21, 2008 includes an $11.6 million down payment for new cranes in our Anchorage, Alaska terminal.
Financing Activities
Net cash used in financing activities during the nine months ended September 20, 2009 was $3.4 million compared to $8.9 million for the nine months ended September 21, 2008. The net cash used in financing activities during the nine months ended September 20, 2009 included $10.1 million, net of repayments, borrowed under the Senior Credit Facility as compared to $30.6 million during the nine months ended September 21, 2008. In addition, during the nine months ended September 20, 2009, we paid $3.5 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.
On November 19, 2007, our Board of Directors authorized us to commence a stock repurchase program to buy back up to $50.0 million of our common stock. The program allowed us to purchase shares through open market repurchases and privately negotiated transactions at a price of $26.00 per share or less until the program’s expiration on December 31, 2008. We completed the share repurchase program by acquiring a total of 2,800,200 shares at a total cost of $50.0 million, including the purchase of 1,627,500 shares at a total cost of $29.3 million during the nine months ended September 21, 2008.

Capital Requirements and Commitments
Our current and future capital needs relate primarily to debt service, our vessel fleet, and providing for other necessary equipment acquisitions, including terminal cranes in Anchorage, Alaska. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $18.0-$21.0 million. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. In addition, expenditures for vessel dry-docking payments are estimated to be $25.0-$27.0 million for the next twelve months.
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
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the final settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the final settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only our contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances.
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
Long-Term Debt
Senior Credit Facility
On August 8, 2007, we entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all our owned assets. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. The terms of the Senior Credit Facility also provide for a $20.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
The amendment to the Senior Credit Facility is intended to provide us the flexibility that we need to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.
We have made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007. Effective December 31, 2009, quarterly payments will increase to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of September 20, 2009) depending our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of September 20, 2009). The weighted average interest rate at September 20, 2009 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of September 20, 2009).

Derivative Instruments
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association, a current subsidiary of Wells Fargo & Co., (“Wachovia”) in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect us against the risk of rising interest rates by effectively fixing the base interest rate payable related to our term loan.
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive (loss) income. As of September 20, 2009, we recorded a liability of $4.0 million, of which $0.6 million is included in other accrued liabilities and $3.4 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $0.4 million and $0.6 million in other comprehensive income (loss) for the quarter and nine months ended September 20, 2009, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 20, 2009. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 20, 2009, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions whereby if we are required to issue shares of our common stock upon conversion of the Notes, we have the option to receive up to 8.9 million shares of our common stock when the price of our common stock is between $37.13 and $51.41 per share upon conversion, and we sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of our common stock when the price of our common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction. We received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity.

The Notes and the warrants sold in connection with the hedge transactions will have no impact on diluted earnings per share until the price of the Company’s common stock exceeds the conversion price (initially $37.13 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes or exercise of the warrants, we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.
Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually.
As of September 20, 2009, the carrying value of goodwill related to our Horizon Lines and Horizon Logistics segments was $314.2 million and $2.9 million, respectively. Earnings estimated to be generated related to our Horizon Lines segment are expected to support the carrying value of its goodwill. Our Horizon Logistics business is currently facing the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of the goodwill related to our Horizon Logistics segment.
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of September 20, 2009, we had outstanding a $114.1 million term loan and $135.0 million under the revolving credit facility, which bear interest at variable rates.
On March 31, 2008, we entered into an Interest Rate Swap Agreement (the “swap”) on our term loan with Wachovia in the notional amount of $121.9 million. The swap expires on August 8, 2012. Under the swap, the Company and Wachovia have agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. We have agreed to pay a 3.02% fixed interest rate, and Wachovia has agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan are the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap is to protect the Company against the risk of rising interest rates by effectively fixing the base interest rate payable related to our term loan. Interest rate differentials paid or received under the swap are recognized as adjustments to interest expense. We do not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential.
Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on the revolving credit facility.
Ratio of Earnings to Fixed Charges
Our ratio of earnings to fixed charges for the quarter and nine months ended September 20, 2009 is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 20, 2009		September 20, 2009
Pretax income (loss)	$8,392		$(22,379)
Interest expense	10,567		29,279
Rentals	8,478		25,777

Total fixed charges	$19,045		$55,056

Pretax earnings plus fixed charges	$27,437		$32,677

Ratio of earnings to fixed charges	1.44	x	0.59	x
For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense. For the nine months ended September 20, 2009, earnings were insufficient to cover fixed charges by $22.4 million.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, now included within FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have an impact on our consolidated results of operations and financial position, but will change the referencing system for accounting standards.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of determining the impact the adoption of SFAS 167 will have on our results of operations and financial position.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of determining the impact the adoption of SFAS 166 will have on our results of operations and financial position
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now referred to as FASB ASC 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on our consolidated results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion”, now included within FASB ASC 470 “Debt with Conversion and Other Options” (“FASB ASC 470’). FASB ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase our cash interest payments. FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 4) are within the scope of FASB ASC 470-20. We have adopted the provisions of FASB ASC 470-20, and as such, have adjusted the reported amounts in our Statements of Operations for the quarter and nine months ended September 21, 2008 and our Balance Sheet as of December 21, 2008 as follows (in thousands except per share amounts):
Statements of Operations:

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense, net	$7,772	$2,244	$10,016	$24,927	$6,601	$31,528
Income tax expense	1,492	(819)	673	3,294	(2,409)	885
Net income	12,528	(1,425)	11,103	21,854	(4,192)	17,662

Net income per share
Basic	0.42	(0.05)	0.37	0.73	(0.15)	0.58
Diluted	0.42	(0.05)	0.37	0.72	(0.15)	0.57
Balance Sheet:

	December 21, 2008
	As		As
	Reported	Adjustments	Adjusted

Intangible assets, net	$126,697	$(1,155)	$125,542
Deferred tax assets	23,992	(13,323)	10,669
Total assets	887,107	(14,478)	872,629

Long-term debt, net of current	563,916	(37,657)	526,259
Additional paid in capital	168,779	30,865	199,644
Retained earnings	29,780	(7,686)	22,094
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now included within FASB ASC 260 “Earnings Per Share” (“FASB ASC 260”). FASB ASC 260-10-45 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. We have adopted the provisions of FASB ASC 260-10-45 and as such, have adjusted the reported amounts of basic and diluted shares outstanding for the quarter and nine months ended September 21, 2008 as follows:

	Quarter Ended September 21, 2008			Nine Months Ended September 21, 2008
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Denominator for basic net income per share	29,970	334	30,304	30,060	270	30,330
Effect of dilutive securities	217	(128)	89	467	(214)	253

Denominator for diluted net income per share	30,187	206	30,393	30,527	56	30,583

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, now included within FASB ASC 815. FASB ASC 815 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FASB ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, the adoption did not have an impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, now included within FASB ASC 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FASB ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have an impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, now included within FASB ASC 805 “Business Combinations” (“FASB ASC 805”). FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have an impact on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”, now included within FASB ASC 825 “Financial Instruments” (“FASB ASC 825”). FASB ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. FASB ASC 825 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, we have adopted the provisions of FASB ASC 825. The adoption did not have an impact on our results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, now referred to as FASB ASC 820. FASB ASC 820 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB ASC 820 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of FASB ASC 820 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, we have adopted FASB ASC 820 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have an impact on our results of operations and financial position.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of September 20, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of September 20, 2009.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 20, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business.
Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other domestic shipping carriers. Fifty-seven cases have been filed in the following federal district courts: eight in the Southern District of Florida, six in the Middle District of Florida, twenty in the District of Puerto Rico, eleven in the Northern District of California, two in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, and one in the District of Alaska. Nineteen of the foregoing district court cases that related to ocean shipping services in the Puerto Rico tradelane were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. All of the foregoing district court cases that related to ocean shipping services in the Hawaii and Guam tradelanes were consolidated into MDL proceedings in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
Each of the federal district court cases purports to be on behalf of a class of individuals and entities who directly, or indirectly in one case, purchased domestic ocean shipping services from the various domestic ocean carriers. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.
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
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the final settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the final settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only our contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. An initial hearing on the motion for preliminary approval of the settlement agreement was held on September 14, 2009, where the Court heard the objections of certain non-settling defendants. On October 20, 2009, the Court resumed the hearing for preliminary approval of the settlement agreement and the Company is awaiting the Court’s decision.
On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to our motion to dismiss on April 20, 2009, and we filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted 30 days to amend their complaint, and we and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. We and the plaintiffs have agreed to stay discovery in the Alaska MDL litigation. The Company intends to vigorously defend itself against those purported class action lawsuits.

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
Through September 20, 2009, we have incurred approximately $21.2 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the Puerto Rico MDL litigation has been included in other accrued liabilities on our condensed consolidated balance sheet. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the Florida Circuit Court litigation. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.
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
On May 13, 2009, we were served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 of the Delaware General Corporation law. We have reached an agreement on the scope of the required document production and are in the process of producing the documents.
In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contractual relations.
1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 21, 2008.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Submission of Matters to a Vote of Security-Holders
None.
5. Other Information
None.

6. Exhibits

10.1		Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 25, 2009)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 23, 2009

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
10.1		Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 25, 2009)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.