Form 10-K
period 2009-12-20
Horizon Lines, Inc.
filed 2010-02-04
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 20, 2009
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
Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51.0 million.

As of January 29, 2010, 30,401,673 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held June 1, 2010.

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

(i)

Factors that may cause actual results to differ from expected results include: decreases in shipping volumes; legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings; volatility in fuel prices; our substantial debt; restrictive covenants under our debt agreements; our failure to renew our commercial agreements with Maersk and resulting potential alternative arrangements; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones-Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); and adverse tax audits and other tax matters.

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

See the section entitled “Risk Factors” in this Form 10-K for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described in this Form 10-K are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

(ii)

Part I.

Item 1.	Business

Background

Horizon Lines, Inc., a Delaware corporation, (the “Company” and together with its subsidiaries, “we”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc., a Hawaii corporation (“HSI”).

Our long operating history dates back to 1956, when Sea-Land Service, Inc. (“Sea-Land”) pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, CSX Corporation, the former parent of Sea-Land Domestic Shipping, LLC (“SLDS”), sold the international marine container operations of Sea-Land to the A.P. Møller Maersk Group (“Maersk”) and SLDS continued to be owned and operated by CSX Corporation as CSX Lines, LLC. On February 27, 2003, Horizon Lines Holding Corp. (“HLHC”) (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, 84.5% of CSX Lines, LLC, and 100% of CSX Lines of Puerto Rico, Inc., which together with Horizon Logistics and HSI constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in HLHC. The Company was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). In 2005, the Company completed its initial public offering. Subsequent to the initial public offering, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

Operations

The Company’s services can be classified into two principal businesses, Horizon Lines and Horizon Logistics. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Horizon Lines also offers terminal services at certain ports. Horizon Logistics provides integrated logistics service offerings, including rail, trucking, warehousing, distribution, expedited logistics, and non-vessel operating common carrier (“NVOCC”) operations.

For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 6 to our Consolidated Financial Statements. Item 7 and Note 6 contain information about sales and profits for each segment, and Note 6 contains information about each segment’s assets.

Horizon Lines

Overview

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam, the U.S. Virgin Islands and Micronesia. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 18,500 cargo containers. We also provide comprehensive shipping and sophisticated logistics services in our markets. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, Yantian and Xiamen, China and Kaohsiung, Taiwan.

We ship a wide spectrum of consumer and industrial items used every day in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 35% of revenue and our largest customer accounting for approximately 8% of revenue.

The Jones Act

During 2009, approximately 85% of our revenues were generated from our shipping and logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act, or other U.S. maritime cabotage laws.

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

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 50 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. We believe the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, where we account for approximately 42% of total container loads traveling from the continental U.S. to Alaska. Horizon Lines and TOTE serve the Alaska market. We are also only one of two container shipping companies currently serving the Hawaii and Guam markets with an approximate 37% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 36% and 49% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. Horizon Lines and Matson Navigation Co (“Matson”) serve the Hawaii and Guam market. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 34% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, Horizon Lines and Sea Star Lines (“Sea Star”). Sea Star is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

The U.S. container shipping industry as a whole is experiencing rising customer expectations for real-time shipment status information and the on-time pick-up and delivery of cargo, as customers seek to optimize efficiency through greater management of the delivery process of their products. Commercial and governmental customers are increasingly requiring the tracking of the location and status of their shipments at all times and have developed a strong preference to retrieve information and communicate using the Internet. During 2008, we introduced the ReeferPlus ® GPS container tracking and shipment monitoring solution for refrigerated ocean containers moving between the continental U.S. and Puerto Rico. This innovative solution is designed to improve the visibility and security of high-value perishable cargo requiring cold chain logistics; a term used to describe the maintenance of product temperature through the entire transport chain from packing to delivery. Key capabilities of ReeferPlus ® GPS include GPS-enabled real-time container tracking; in-box sensors reporting temperature, atmosphere and security updates via the web; and remote monitoring and adjusting of reefer conditions with one computer click. During 2007, we established a fully-functional intermodal active radio frequency identification (“RFID”) solution providing customers in our Alaska trade real-time shipment visibility during all phases of transit. The active RFID-based real-time tracking system, when matched with Horizon’s industry-leading web-based event management system, offers shipment visibility and supply chain efficiencies by providing real-time detailed shipment information throughout the container’s transit from origin loading facility through to final destination. A broad range of domestic and foreign governmental agencies are also increasingly requiring access to shipping information in automated formats for customs oversight and security purposes.

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

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 20, 2009. Our vessel fleet consists of 20 vessels of varying classes and specifications, 15 of which are fully Jones Act qualified. Of the 16 vessels that are actively deployed, 11 are Jones Act qualified. Three Jones Act qualified vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. A fourth spare Jones Act qualified vessel could be available for deployment after undergoing dry-docking for inspection and maintenance.

		Year		Reefer	Max.	Owned/	Charter
Vessel Name	Market	Built	TEU(1)	Capacity(2)	Speed	Chartered	Expiration

U.S Built — Jones Act Qualified
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	150	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	156	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Navigator	Puerto Rico	1972	2,386	190	21.0 kts	Owned	—
Horizon Trader	Puerto Rico	1973	2,386	190	21.0 kts	Owned	—
Horizon Discovery(4)	—	1968	1,442	100	21.2 kts	Owned	—
Horizon Consumer(4)	—	1973	1,751	170	22.0 kts	Owned	—
Horizon Hawaii(4)	—	1973	1,420	170	22.5 kts	Owned	—
Foreign Built — Non-Jones Act Qualified
Horizon Hunter	Transpacific	2006	2,824	566	23.0 kts	Chartered	Nov 2018
Horizon Hawk	Transpacific	2007	2,824	566	23.0 kts	Chartered	Mar 2019
Horizon Tiger	Transpacific	2006	2,824	566	23.0 kts	Chartered	May 2019
Horizon Eagle	Transpacific	2007	2,824	566	23.0 kts	Chartered	Apr 2019
Horizon Falcon	Transpacific	2007	2,824	566	23.0 kts	Chartered	Apr 2019

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.

(3)	Serves as a spare vessel available for deployment in any of our markets and seasonal operation in the Alaska trade from June through August.

(4)	Vessels are available for seasonal needs, dry-dock relief and to respond to potential new revenue opportunities, and thus are not specific to any given market. Horizon Hawaii must undergo inspection and maintenance (dry-docking) in order to be available for deployment. Given current economic conditions, and if the new revenue opportunities fail to materialize we may make a decision to scrap one of more of the spare vessels.

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

Container Fleet

As summarized in the table below, our container fleet as of December 20, 2009 consists of owned and leased containers of different types and sizes. All of our container leases are operating leases.

Container Type	Owned	Leased	Combined

20’ Standard Dry	14	314	328
20’ Flat Rack	2	—	2
20’ High-Cube Reefer	72	—	72
20’ Miscellaneous	66	—	66
20’ Tank	1	—	1
40’ Standard Dry	77	743	820
40’ Flat Rack	254	533	787
40’ High-Cube Dry	1,275	4,566	5,841
40’ Standard Insulated	14	—	14
40’ High-Cube Insulated	376	—	376
40’ Standard Opentop	—	71	71
40’ Miscellaneous	56	—	56
40’ Tank	1	—	1
40’ Car Carrier	165	—	165
40’ Standard Reefer	3	—	3
40’ High-Cube Reefer	905	4,365	5,270
45’ High-Cube Dry	1,193	2,404	3,597
45’ High-Cube Flatrack	—	25	25
45’ High-Cube Insulated	474	—	474
45’ High-Cube Reefer	—	325	325
48’ High-Cube Dry	178	—	178

Total	5,126	13,346	18,472

Maersk Arrangements

In connection with the sale of the international marine container operations of Sea-Land by our former parent, CSX Corporation, to Maersk, in December 1999, our predecessor, CSX Lines, LLC and certain of its subsidiaries entered into a number of commercial agreements with various Maersk entities that encompass terminal services, equipment sharing, sales agency services, trucking services, cargo space charters, and transportation services. These agreements, which were most recently renewed and amended in December 2006, generally are now scheduled to expire at the end of 2010. Maersk is our terminal service provider in the continental U.S., at our ports in Elizabeth, New Jersey, Jacksonville, Florida, Houston, Texas, Los Angeles, California, and Tacoma, Washington. We are Maersk’s terminal operator in Hawaii, Guam, Alaska and Puerto Rico. We share containers with Maersk and also pool chassis and generator sets with Maersk. We are Maersk’s sales agent in Alaska and Puerto Rico, and Maersk serves as our sales agent in Canada. On the U.S. west coast, we provide trucking services for Maersk.

Under our cargo space charter and transportation service agreements with Maersk, we currently operate five foreign-built, U.S.-flagged vessels that sail from the U.S. west coast to Hawaii, continuing from Hawaii to Guam, and then from Guam to Yantian and Xiamen, China, and Kaohsiung, Taiwan, with a return trip to Los Angeles and Oakland, California. We utilize Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of the containers are unloaded. We ship the empty Maersk containers to the three ports in Asia. When the vessels arrive in

Asia, Maersk unloads the empty containers and replaces them with loaded containers for the return trip to the U.S. west coast. We achieve significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement. We do not transport any domestic cargo between the U.S. mainland and Hawaii on these vessels. We do carry some international cargo to and from Hawaii for Maersk. We also use Maersk equipment on our service to Hawaii from our U.S. west coast ports, as well as from select U.S. inland locations.

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

Horizon Lines has a CCF agreement with MARAD under which it occasionally deposits earnings attributable to the operation of its Jones Act qualified vessels into the CCF and makes withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels. From 2003-2005, Horizon Lines utilized CCF deposits totaling $50.4 million to acquire six U.S.-built and U.S.-flagged vessels (Horizon Enterprise, Horizon Pacific, Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader).

Any amounts deposited in a CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. Our consolidated balance sheets at December 20, 2009 and December 21, 2008 include liabilities of approximately $14.2 million and $12.9 million, respectively, for deferred taxes on deposits in our CCF.

Horizon Logistics

Horizon Logistics offers integrated logistics services through relationships with affiliated and third-party truckers, railroads, and worldwide ocean carriers. Horizon Logistics was formed in 2007 from the merger of our existing logistics operations and the acquisition of Aero Logistics, a U.S. third-party logistics provider specializing in expedited delivery and special projects. Horizon Logistics’ operations rely substantially on independent contractors to fulfill the transportation services for most of its shipments.

Horizon Logistics service offerings are divided into the following categories:

•	truck brokerage, offering less-than-truckload and full-truck-load services utilizing trucks owned by our affiliate, Sea-Logix, and a nationwide network of vans, flatbeds and drop-deck trailers;

•	non-vessel operating common carrier, offering small to medium sized shippers a single source solution for ocean shipping worldwide;

•	rail, providing a cost-effective alternative for less time sensitive delivery requirements;

•	warehouse and distribution, consisting of centralized storage and other value-added distribution services including pick and pack, and

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

Horizon Logistics operates a warehouse and cross-dock facility in Compton, California to offer integrated inbound and export logistics services to manufacturers and retailers. The 176,000 square-foot distribution center is located 10 miles from the Los Angeles/Long Beach ports with connections to rail and road infrastructure within the Alameda Corridor. Horizon Logistics is using the facility to offer an integrated distribution solution, including a port drayage service using Sea-Logix-owned and leased Clean Truck and Transportation Worker Identification Credential (“TWIC”) compliant fleet; air freight forwarding; rapid transload for international import and export logistics; intermodal transportation management; value-added distribution services; and long-term storage as required by customers.

Market Overview and Competition

The worldwide transportation and logistics market is an integral part of the global economy. According to Armstrong & Associates, an independent research firm, gross revenue for third-party logistics in the United States has grown from approximately $34.0 billion in 1997 to approximately $127.0 billion in 2008. The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution, warehousing and customs brokerage services. As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in the lowest cost locations, and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so. We compete with large international firms that have worldwide capabilities to provide all of the services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated outside of the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

Sales and Marketing

We manage a sales and marketing team of 113 employees strategically located in our various ports, as well as in five regional offices across the continental U.S., including from our headquarters in Charlotte, North Carolina and from Compton, California. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also coordinated from Charlotte and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Renton is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets.

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

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and logistics company serving all three non-contiguous Jones Act markets and Guam and Asia. Approximately 55% of our transportation revenue in 2009 was derived from customers shipping with us in more than one of our markets and approximately 32% of our transportation revenue in 2009 was derived from customers shipping with us in all three markets.

We generate most of our revenue through customer contracts with specified rates and volumes, and with durations ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to implement fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with many of our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 32 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. For 2009, our top ten largest customers represented approximately 36% of transportation revenue, with the largest customer accounting for approximately 9% of transportation revenue. During 2009, our top ten largest customers comprised approximately 35% of total revenue, with our largest customer accounting for approximately 8% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industries are approximations based on the good faith estimates of our management. These estimates are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial data and industry and market data presented herein are for a period ending in December 2009.

Operations Overview

Our operations share corporate and administrative functions such as finance, information technology, human resources, legal, and sales and marketing. Centralized functions are performed primarily at our headquarters and at our operations center in Irving, Texas.

We book and monitor all of our shipping and logistics services with our customers through the Horizon Information Technology System (“HITS”). HITS, our proprietary ocean shipping and logistics information technology system, provides a platform to execute a shipping transaction from start to finish in a cost-effective, streamlined manner. HITS provides an extensive database of information relevant to the shipment of containerized cargo and captures all critical aspects of every shipment booked with us. In addition, HITS supports a wide variety of our logistics services including less-than-truckload (LTL), full truckload (FTL), NVOCC, air freight, expedited ground and warehousing. In a typical transaction, our customers go on-line to book a shipment or call, fax or e-mail our customer service department. Once applicable shipping information is input into the booking system, a booking number is generated. The booking information then downloads into other systems used by our dispatch team, terminal personnel, vessel planners, documentation team, logistics team and other teams and personnel who work together to produce a seamless transaction for our customers.

Our dispatch team coordinates truck and/or rail shipping between inland locations and ports on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. We review space availability and inform our other teams and personnel when additional bookings are needed and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of origin, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates their process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments. Customers may also view their payment histories and make payments on-line.

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

Security

Heightened awareness of maritime security needs, brought about by the events of September 11, 2001 and numerous maritime piracy attacks around the globe, have caused the United Nations through its International Maritime Organization (“IMO”), the U.S. Department of Homeland Security, through its Coast Guard, and the states and local ports to adopt a more stringent set of security procedures relating to the interface between port facilities and vessels. In addition, the U.S. Congress has enacted legislation requiring the implementation of Coast Guard approved vessel and facility security plans.

Certain aspects of our security plans require our investing in infrastructure upgrades to ensure compliance. We have applied in the past and will continue to apply going forward for federal grants to offset the incremental expense of these security investments. While we were successful through two early rounds of funding to secure substantial grants for specific security projects, the current grant award criteria favor the largest ports and stakeholder consortia applications, limiting the available funds for standalone private maritime industry stakeholders. In addition, the current administration is continuously reviewing the criteria for awarding such grants. Such changes could have a negative impact on our ability to win grant funding in the future. Security surcharges are evaluated regularly and we may at times incorporate these surcharges into the base transportation rates that we charge.

Employees

As of December 20, 2009, we had 1,895 employees, of which approximately 1,277 were represented by seven labor unions.

We completed a non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees and resulted in a $4.0 million restructuring charge. Of the $4.0 million, $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. Of the $0.8 million recorded during the first quarter of 2009, $0.7 million was included within the Horizon Lines segment and the remaining $35 thousand was included in the Horizon Logistics segment. In addition, during the quarter ended June 21, 2009, we recorded an additional $0.2 million of severance costs related to the elimination of certain positions in connection with the loss of a major customer and reorganization within the Horizon Logistics segment.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 20, 2009 and the expiration dates of the related collective bargaining agreements:

		Number of
	Collective Bargaining	Our
	Agreement(s)	Employees
Union	Expiration Date	Represented

International Brotherhood of Teamsters	March 31, 2013	254
International Brotherhood of Teamsters, Alaska	June 30, 2011	110
International Longshore & Warehouse Union (ILWU)	July 1, 2014	212
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2011	99
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2012	— (1)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	September 30, 2012	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2012	109
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2012	68
Office & Professional Employees International Union, AFL-CIO	November 9, 2012	63
Seafarers International Union (SIU)	June 30, 2011	276

(1)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 20, 2009.

		Hawaii
		and
	Alaska	Guam	Puerto Rico	Horizon
	Market	Market	Market	Logistics	Corporate(a)	Total

Senior Management	1	1	1	1	10	14
Operations	33	81	48	55	35	252
Sales and Marketing	18	23	48	11	13	113
Administration(b)	4	34	8	15	178	239

Total Headcount	56	139	105	82	236	618

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.

(b)	Administration headcount is comprised of back-office functions and also includes customer service and documentation.

Environmental Initiatives

We are committed to protecting the environment. We strive to support our commitment to protect the environment with programs that promote best practices in environmental stewardship. During 2008, we launched our Horizon Green initiative. Through our Horizon Green initiative, we strive to better understand and measure our impact on the environment, and to develop programs that incorporate environmental stewardship and impact into our core operations. Within the Horizon Green initiative, we are addressing four key areas:

Marine Environment

To protect the marine environment, we have established several programs in addition to compliance with the MARPOL Convention (International Convention for the Prevention of Pollution from Ships) and ISM Code (International Safety Management Code) created by the IMO. These programs include vessel management controls and audits, ballast water management, waste stream analyses, low sulfur diesel fuel usage and marine terminal pollution mitigation plans.

Emissions

We strive to reduce transportation emissions, including carbon dioxide, particulates, nitrous oxides and sulfur dioxide, through improvements in vessel fuel consumption and truck efficiency combined with the use of alternative fuels and more efficient transportation alternatives, such as coastwise shipping.

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

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2009 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A.	Risk Factors

We are the Subject of an Investigation by the Antitrust Division of the Department of Justice Regarding Possible Antitrust Violations in the Domestic Ocean Shipping Business. The Government Investigation Could Result in a Material Criminal Penalty and Could Have a Material Adverse Effect on Our Business.

On April 17, 2008, we received a federal grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. We are currently providing documents to the DOJ in response to the subpoenas, and we intend to continue to fully cooperate with the DOJ in its investigation.

It is possible that we, our current or former directors, officers or employees could be subject to criminal prosecution and, if found guilty, imprisonment and substantial and material fines and penalties. Three of our former employees have plead guilty to a conspiracy to eliminate competition and raise prices for moving freight between the continental U.S. and Puerto Rico and were sentenced to varying prison terms. The effect of an indictment being returned by the grand jury against us or our directors or officers could, by itself, have a significant impact on us and our business.

It is possible that the government investigation may lead to a criminal conviction or settlement providing for the payment of substantial fines by us. It is also possible that the outcome of the investigation would damage our reputation and might impair our ability to conduct our ocean shipping business in one or more of the domestic trade lanes or with one or more of our customers. Any conviction or potential settlement with the DOJ could have a substantial and material effect on our financial position, liquidity and cash flow.

Numerous Purported Class Action Lawsuits Related to the Subject of the Antitrust Investigations Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

Subsequent to the commencement of the DOJ investigation, fifty-seven purported class action lawsuits were filed against us and other domestic shipping carriers alleging price-fixing in violation of the Sherman Act. The complaints seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The federal cases have been consolidated by the federal Panel on Multidistrict Litigation in the District of Puerto Rico for the cases including the Puerto Rico tradelane and the Western District of Washington for the cases including the Hawaii and Guam tradelanes. A federal class action lawsuit was filed in the District of Alaska for the Alaska tradelane. A similar complaint was filed in Duval County, Florida, against us and other domestic shipping carriers by a customer alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act.

A related securities class action lawsuit was filed in the District of Delaware against us and several of our current and former employees, including our Chief Executive Officer. The lawsuit alleges that the defendants made material misrepresentations and omissions, including with respect to the alleged price-fixing and violations of the Sherman Act, causing the plaintiffs to pay inflated prices for our shares. The securities litigation seeks unspecified monetary damages, among other things.

Further, it is possible that there could be unfavorable outcomes in the lawsuits that could result in the payment by us of substantial monetary damages. We could also be required to make payments for settlements in amounts that are not determinable. For example, in connection with the Puerto Rico multidistrict litigation (“MDL”), we have entered into a settlement agreement, subject to count approval, and have agreed to pay $20.0 million and to certain base-rate freezes. We have paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement. The existence of these proceedings could have a material adverse effect on our ability to access the capital markets to raise additional funds to refinance indebtedness or for other purposes. We cannot predict or determine the timing or final outcomes of the investigation or the lawsuits and are unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in some or all of these legal proceedings could be material to our results of operations, financial condition or cash flows.

We have Incurred Significant Costs in Connection with the Antitrust-Related Proceedings and These Costs Will Continue to Have a Material Adverse Effect on Our Financial Condition, Liquidity and Cash Flow.

The legal costs associated with the investigation and the lawsuits and the amount of time required to be spent by management and the board of directors on these matters has had a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred for our defense in these matters, under Delaware law and our bylaws, we may have an additional obligation to indemnify our current and former officers and directors in relation to those matters, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees. We have incurred legal fees and costs for antitrust-related investigations and legal proceedings of $12.2 million in fiscal year 2009 and $10.7 million in fiscal year 2008. Our legal costs and fees have had a material adverse effect on our financial condition, liquidity and cash flow and will continue have a substantial impact on our financial condition.

Our Ability to Pay any Settlement in Connection with the Class Action Lawsuits or the Government Investigation or Satisfy any Judgment or Criminal Penalty May be Constrained by the Terms of Our Debt Agreements.

Our ability to pay any settlement of either the class action lawsuits or in connection with the government investigation is limited by the terms of our credit agreement and the indenture governing our convertible notes. Our credit agreement includes financial covenants that limit our ability to pay a fine or settlement. In addition, the events of default under both the credit agreement and the indenture governing our convertible notes may require an amendment in order to pay a substantial fine or penalty. The lenders under our credit agreement or the holders of our convertible notes may not agree to amend the terms of the debt or they may require us to pay substantial fees and incur unreasonable expenses in order to obtain an amendment.

For example, the pending settlement agreement entered into in connection with the Puerto Rico MDL litigation required the amendment of our credit agreement to permit the payments required under the settlement agreement. To amend the credit agreement, our lenders required us to pay a substantial consent fee and the interest rate for borrowings under the credit agreement was increased by 1.50% and the commitment fee was increased. The fees and expenses incurred in connection with the amendment of our credit agreement had a material adverse effect on our financial condition. If we have to amend our credit agreement or the indenture governing our convertible notes to effect any other settlements or satisfy a judgment, we cannot assure you that our lenders will permit such amendment, or that such amendment will be available on terms that are acceptable to us.

Our Ability to Pay a Fine, Settlement or Judgment is Very Limited, and a Substantial Fine, Settlement or Judgment Would Have a Material Adverse Effect on Our Business, Operations and Financial Condition.

Our ability to satisfy any fine or judgment or pay any settlement is limited by our limited cash, limited borrowing capacity, lack of unencumbered assets, limited cash flow and our need to fund necessary capital expenditures, including vessel maintenance and replacement of old vessels. We cannot assure you that we would be able to borrow sufficient money or generate sufficient cash flow to pay any fine, judgment or settlement in connection with the antitrust-related matters. If we were required to pay a substantial fine, it would have a material adverse effect on our business plans, as well as our financial condition and results of operations.

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

A further slowdown in economic conditions of our Jones Act and Guam markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Hawaii was down approximately 10% and Puerto Rico and Alaska volumes were down approximately 5% in 2009 as compared to 2008 as a result of poor economic conditions. The economic downturn in our tradelanes has negatively affected our earnings. We cannot predict the length of the current economic downturn or whether further economic decline may occur. At this time, we are also unable to determine the impact to our customers and business, if any, of programs adopted by the U.S. or other governments to stabilize and support the economy.

Volatility in Fuel Prices May Adversely Affect Our Profits.

Fuel is a significant operating expense for our shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. As a result, variability in the price of fuel, such as we are currently experiencing, may adversely affect profitability. There can be no assurance that our customers will agree to bear such fuel price increases via fuel surcharges without a reduction in their volumes of business with us, nor any assurance that our future fuel hedging efforts, if any, will be successful.

Repeal, Substantial Amendment, or Waiver of the Jones Act or Its Application Could Have a Material Adverse Effect on Our Business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

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

During the fourth quarter of 2007, a draft of a Technical Corrections Act proposed redefining the Puerto Rico trade to not qualify for application of the tonnage tax. The tax writing committee in Congress removed the tonnage tax repeal language from the Technical Corrections Act before its passage, but there can be no assurance that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities.

Our Failure to Renew Our Commercial Agreements With Maersk in the Future Could Have a Material Adverse Effect on Our Business.

We have several commercial agreements with Maersk, an international shipping company, that encompass terminal services, equipment sharing, cargo space charters, sales agency services, trucking services, and transportation services. For example, under these agreements, Maersk provides us with terminal services at five ports located in the continental U.S. (Elizabeth, New Jersey; Jacksonville, Florida; Houston, Texas; Los Angeles, California; and Tacoma, Washington). In general, these agreements, which were most recently renewed and amended in December 2006, are currently scheduled to expire at the end of 2010. If we fail to renew these agreements in the future, the requirements of our business will necessitate that we enter into substitute commercial agreements with third parties for at least some portion of the services contemplated under our existing commercial agreements with Maersk, such as terminal services at our ports located in the continental U.S. There can be no assurance that, if we fail to renew our commercial agreements with Maersk, we will be successful in negotiating and entering into substitute commercial agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements with Maersk or others. Furthermore, if we do enter into substitute commercial agreements with third parties, changes in our operations to comply with the requirements of these new agreements (such as our use of other terminals in our existing ports in the continental U.S. or our use of other ports in the continental U.S.) may cause disruptions to our business, which could be significant, and may result in additional costs and expenses and possible losses of revenue.

Our Industry is Unionized and Strikes By Our Union Employees or Others in the Industry May Disrupt Our Services and Adversely Affect Our Operations.

As of December 20, 2009, we had 1,895 employees, of which 1,277 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union. This interruption affected ports and shippers throughout the U.S. west coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully. Our collective bargaining agreements are scheduled to expire as follows: three in 2011, five in 2012, one in 2103 and one in 2014.

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

Compliance With Safety and Environmental Protection and Other Governmental Requirements May Adversely Affect Our Operations.

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. In addition, the United States Oil Pollution Act of 1990 (referred to as OPA), the Comprehensive Environmental Response, Compensation & Liability Act of 1980 (referred to as CERCLA), the Clean Air Act and other federal environmental laws, and certain state laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil or hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

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

No Assurance Can Be Given That Our Insurance Costs Will Not Escalate.

Our protection and indemnity insurance (“P&I”) is provided by a mutual P&I club which is a member of the International Group of P&I clubs. As a mutual club, it relies on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of its members. Increased investment losses, underwriting losses, or reinsurance costs could cause international marine insurance clubs to increase the cost of premiums, resulting not only in higher premium costs, but also higher levels of deductibles and self-insurance retentions.

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

Although we maintain insurance, including retentions and deductibles, at levels that we believe are consistent with industry norms against the risks described above, including loss of life, there can be no assurance that this insurance would be sufficient to cover the cost of damages suffered by us from the occurrence of all of the risks described above or the loss of income resulting from one or more of our vessels being removed from operation. We also cannot be assured that a claim will be paid or that we will be able to obtain insurance at commercially reasonable rates in the future. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim.

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

We May Not Exercise Our Purchase Options For Our Chartered Vessels.

We intend to exercise our purchase options for the three Jones Act vessels that we have chartered upon the expiration of their charters in January 2015. In addition, we have not determined whether we will exercise our scheduled purchase options for the five recently built U.S.-flag vessels that we have chartered. There can be no assurance that, when these options for these eight vessels become exercisable, the price at which these vessels may be purchased will be reasonable in light of the fair market value of these vessels at such time or that we will have the funds required to make these purchases. As a result, we may not exercise our options to purchase these vessels. If we do not exercise our options, we may need to renew our existing charters for these vessels or charter replacement vessels. There can be no assurance that our existing charters will be renewed, or, if renewed, that they will be renewed at favorable rates, or, if not renewed, that we will be able to charter replacement vessels at favorable rates.

We May Face Significant Costs As the Vessels Currently in Our Fleet Age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our active vessels is approximately 22 years and the average age of our Jones Act vessels is approximately 32 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

We May Face Unexpected Substantial Dry-Docking Costs For Our Vessels.

Our vessels are dry-docked periodically to comply with regulatory requirements and to effect maintenance and repairs, if necessary. The cost of such repairs at each dry-docking are difficult to predict with certainty and can be substantial. Our established processes have enabled us to make on average six dry-dockings per year over the last five years with a minimal impact on schedule. There are some years when we have more than the average of six dry-dockings annually. In addition, our vessels may have to be dry-docked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large unpredictable repair and dry-docking expenses could significantly decrease our profits.

Loss of Key Personnel Could Adversely Affect Our Business.

Our future success will depend, in significant part, upon the continued services of Charles G. Raymond, our Chairman of the Board, President and Chief Executive Officer, Michael T. Avara, our Senior Vice President, Chief Financial Officer, John V. Keenan, our President, Horizon Lines, LLC, and Brian W. Taylor, our President, Horizon Logistics, LLC. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business and customer relationships. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers.

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

Our Cash Flows and Capital Resources May Be Insufficient to Make Required Payments on Our Substantial Indebtedness and Future Indebtedness.

As of December 20, 2009, on a consolidated basis, we had (i) $542.5 million of outstanding funded long-term debt (exclusive of outstanding letters of credit with an aggregate face amount of $11.1 million), (ii) approximately $202.4 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a funded debt-to-equity ratio of approximately 5.4:1.0.

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

We may incur substantial indebtedness in the future. The terms of the senior credit facility permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 20, 2009, we had approximately $113.9 million of additional borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. Based on our leverage ratio, borrowing availability under the revolving credit facility was

$98.4 million as of December 20, 2009. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

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

In addition, under the senior credit facility, we are required to comply with financial covenants, comprised of leverage and interest coverage ratio requirements. Our ability to comply with these covenants will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control, and will be substantially dependent on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to various financial and business factors, including the DOJ investigation and related lawsuits and those discussed in the other risk factors disclosed in this Form 10-K, some of which may be beyond our control.

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

Our Secured Credit Facility Exposes Us to the Variability of Interest Rates.

The term loan and revolving credit portions of our senior credit facility bear interest at variable rates. As of December 20, 2009, we had outstanding a $112.5 million term loan and $100.0 million under the revolving credit facility, which bear interest at variable rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on the revolving credit facility. Accordingly, a significant rise in interest rates would adversely affect our financial results.

If Non-U.S. Citizens Own More Than 19.9% of Our Stock, We May Not Have the Funds or the Ability to Redeem Any Excess Shares and We Could Be Forced to Suspend Our Jones Act Operations.

Our certificate of incorporation contains provisions voiding transfers of shares of any class or series of our capital stock that would result in non-U.S. citizens, in the aggregate, owning in excess of 19.9% of the shares of such class or series. In the event that this transfer restriction would be ineffective, our certificate of incorporation provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of our capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, our certificate of incorporation permits us to redeem such excess shares. However, we may not be able to redeem such excess shares because our operations may not have generated sufficient excess cash flow to fund such redemption. If such a situation occurs, there is no guarantee that we will be able to obtain the funds necessary to affect such redemption on terms satisfactory to us or at all. The senior credit facility permits upstream payments from our subsidiaries, subject to exceptions, to the Company to fund redemptions of excess shares.

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

Our Share Price Will Fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as potential further decline of our common stock due to margin calls on loans secured by pledges of our common stock.

We May Not Have the Necessary Funds to Pay Dividends on Our Common Stock or We May Elect Not to Pay Dividends on Our Common Stock.

We require continuing, significant cash flow in order for us to make payments of regular dividends to our stockholders. However, we have no operations of our own and have derived, and will continue to derive, all of our revenue and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us. They may not have sufficient funds or assets to permit payments to us in amounts sufficient to fund future dividend payments. Also, our subsidiaries are subject to contractual restrictions (including with their secured and unsecured creditors) that may limit their ability to upstream cash indirectly or directly to us. Thus, there is a significant risk that we may not have the requisite funds to make regular dividend payments in the future. In addition, we may elect not to pay dividends as a substantial portion of our future earnings will be utilized to make payments of principal and interest on our indebtedness and to fund the development and growth of our business.

Environmental Regulation and Climate Change

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

The operation of our vessels is also subject to regulation under various international and federal laws, as interpreted and implemented by the United States Coast Guard (the “Coast Guard”) and port state authorities in our non-U.S. ports of call, as well as certain state and local laws. Additionally, our vessels are required to meet construction and repair standards established by the American Bureau of Shipping (ABS), Det Norske Veritas (DNV), the IMO and/or the Coast Guard, and to meet operational, security and safety standards and regulations presently established by the Coast Guard. The Coast Guard further licenses our seagoing supervisory personnel and certifies our seamen.

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

Our common and contract motor carrier operations are regulated by the United States Surface Transportation Board and various state agencies. The Company’s drivers also must comply with the safety and fitness regulations promulgated by the United States Department of Transportation (“DOT”), including certain regulations for drug and alcohol testing and hours of service. The officers and unlicensed crew members employed aboard our vessels must also comply with numerous safety and fitness regulations promulgated by the Coast Guard, the DOT, and the IMO, including certain regulations for drug testing and hours of service.

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

Effective July 31, 2009, the OPA regulations were amended to increase the liability limits for responsible parties for any vessel other than a tank vessel to $1,000 per gross ton or $854,400, whichever is greater. These limits of liability do not apply if an incident was directly caused by violation of applicable federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

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

OPA requires owners and operators of vessels to establish and maintain with the Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the OPA. Effective July 1, 2009, the Coast Guard regulations requiring evidence of financial responsibility were amended to conform the OPA financial responsibility requirements to the July 2009 increases in liability limits. Current Coast Guard regulations require evidence of financial responsibility in the amount of $1,000 per gross ton for non-tank vessels, which includes the OPA limitation on liability of $700 per gross ton and the CERCLA liability limit of $300 per gross ton. Congress enacted the Delaware River Protection Act (“DRPA”) to increase OPA liability limits to levels that would reflect a proper apportionment between responsible parties and the National Pollution Fund. Congress was also concerned that inflation would further erode responsible party liability and shift the economic risk of oil spills to the public. The DRPA therefore also required that OPA limits of liability be adjusted not less than every three years to reflect significant increases in the CPI in order to preserve the “polluter pays” principle embodied by OPA.

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

The United States Clean Water Act

Enacted in 1972, the United States Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in navigable waters and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

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

The EPA has issued regulations implementing a “Vessel General Permit” (“VGP”) that codifies “best management practices” for the control of twenty-eight listed, specific discharges, including ballast water, that occur normally in the operation of a vessel. We have obtained and are now operating each of our ships in accordance with its VGP; the VGP requirements have increased our record keeping requirements but have not otherwise expect a material impact on our operations.

Several states have specified significant, additional requirements in connection with such state mandated CWA certifications relating to the VGP rules and regulations. Currently implemented state requirements have not significantly increased our compliance efforts but we cannot predict what additional state requirements may come into effect in the future and, therefore, the future effect of the VGP regulations. Various states have also enacted legislation restricting ballast water discharges and the introduction of non-indigenous species considered to be invasive. These and any similar restrictions enacted in the future could increase the costs of operating in the relevant waters.

The National Invasive Species Act

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the vessel, or by using environmentally sound alternative ballast water management methods approved by the Coast Guard. Mid-ocean ballast exchange is the primary method for compliance with the Coast Guard regulations, since holding ballast water can prevent vessels from performing cargo operations upon arrival in the United States, and alternative methods are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements. In the August 28, 2009 Federal register, the Coast Guard proposed to amend their regulations on ballast water management by establishing standards for the allowable concentration of living organisms in ship’s ballast water discharged in US waters. As proposed it is a two tier standard; the initial limits match those set internationally by IMO in the Ballast Water Convention. These limits are proposed to come into force by January 1, 2012. Technology is available that will enable ships to meet these discharge standards. The second tier standard is more stringent and cannot be met using existing treatment technology. This second tier, as proposed, would come into effect on January 1, 2017

The United States House of Representatives recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives. Similar bills have been introduced in the United States Senate, but it cannot be predicted which bill, if any, will be enacted into law. In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements. For instance, the State of California has recently enacted legislation extending its ballast water management program to regulate the management of “hull fouling” organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges. Additionally, a United States District Court dismissed challenges to the State of Michigan’s ballast water management legislation mandating the use of various techniques for ballast water treatment; this decision was affirmed by the United States Court of Appeals for the Sixth Circuit on November 21, 2008. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

The United States Clean Air Act

In 1970, the United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to draft State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. For example, the California Air Resources Board of the State of California (the “CARB”) has petitioned the EPA to permit California clean-fuel regulations applicable to all vessels sailing within 24 nautical miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters. Although currently under a court challenge, and pending an EPA decision on CARB’s petition, these regulations are being enforced in California.

The state of California is also implementing regulations that will require vessels to either shut down the auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternatives means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while at port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while at port may be contributors to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while at port may be substantial if we determine that we cannot use or the ports will not permit us to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and we may incur additional costs in connection with modifying our vessels to use electrical power supplied at the dock.

International Law, the MARPOL (International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto) Convention, may, in the future, require the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on ships. By July 1, 2010, the MARPOL Amendments are expected to require all diesel engines on ships built between 1990 and 2000 to meet a Nitrous Oxide (NOx) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard will be lowered to 14.4 g-NOx/kW-hr and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (ECA).

In addition, the current global sulfur cap of 4.5% Sulfur will be reduced to 3.5% Sulfur in 2010 and further reduced to as low as 0.5% sulfur as early as 2020, and no later than 2025, depending upon recommendations made in connection with a MARPOL fuel availability study scheduled for 2018. Under these MARPOL Amendments, the current 1.5% maximum sulfur omission permitted in designated Emission Control Areas (ECAs) will be reduced to 1.0% sulfur on July 1, 2010, and then further reduced to 0.1% sulfur on January 1, 2015. These sulfur limitations will be applied to all subsequently approved ECAs under the MARPOL Amendments. The EPA has received preliminary approval of the IMO, in coordination with Environment Canada, to designate all waters within 200 nautical miles of the U.S and Canadian coasts as ECA’s. Under EPA regulations the North American ECA could go into force as early as 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well.

The Resource Conservation and Recovery Act

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

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

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) was enacted. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from ocean-going vessels under the CAA. Any passage of climate control legislation or other regulatory initiatives in the United States that restrict emissions of greenhouse gases could entail financial impacts on our operations that cannot be predicted with certainty at this time. The issue is being heavily debated within various international regulatory bodies, such as the IMO, as well and climate control measures that effect shipping could also be implemented on an international basis potentially affecting our vessel operations.

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

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call, as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 20, 2009:

		Square
Location	Description of Facility	Footage(1)

Anchorage, Alaska	Stevedoring building and various terminal and related property	1,429,425
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,929
Compton, California	Terminal supervision office and warehouse	176,676
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	723,641
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property and office	97,124	(2)
Houston, Texas	Terminal supervision and sales office	166
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision, sales office & warehousing	15,943
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Laredo, Texas	Warehousing and office	56,800
Lexington, North Carolina	Warehousing and office	23,984
Oakland, California	Office and various terminal and related property	279,131
Phoenix, Arizona	Warehousing and office	1,751
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,146
San Francisco, California	Warehousing and office	19,900
San Juan, Puerto Rico	Office and various terminal and related property	3,521,479
Sparks, Nevada	Warehousing	20,000
Tacoma, Washington	Office and various terminal and related property	797,192

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.

(2)	Excludes 1,647,952 square feet of terminal property, which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

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

On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. We are currently providing documents in response to this request, and we intend to cooperate fully in this investigation.

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

The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the final settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the final settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of ours would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. Several hearings on the motion for preliminary approval of the settlement agreement have been held where the Court has heard the objections of certain non-settling defendants. We are awaiting the Court’s decision.

On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to our motion to dismiss on April 20, 2009, and we filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint, and we and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. Subsequently, the Court granted the plaintiffs until May 10, 2010 to file an amended complaint. We and the plaintiffs have agreed to stay discovery in the Alaska litigation. We intend to vigorously defend against these purported class action lawsuits.

In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against us and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. This case is pending discovery.

Through December 20, 2009, we have incurred approximately $22.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, we have paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on our consolidated balance sheet. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the Florida Circuit Court litigation. We have not made a provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.

In addition, in connection with the DOJ investigation, it is possible that we could suffer criminal prosecution and be required to pay a substantial fine. We have not made a provision for any possible fines or penalties in the accompanying financial statements, and we can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on our financial condition, cash flows and results of operations.

On December 31, 2008, a securities class action lawsuit was filed by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware, naming us and six current and former employees, including our Chief Executive Officer, as defendants. We filed a motion to dismiss and the Court granted the motion to dismiss on November 13, 2009; however, the plaintiffs were granted eleven days to file an amended complaint. We and the plaintiffs agreed to extend the time to file the amended complaint, and the plaintiffs filed their amended complaint on December 23, 2009. The amended complaint added two of our current and former employees as defendants.

The amended complaint purports to be on behalf of purchasers of our common stock. The complaint alleges, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We are preparing a response to the amended complaint. We are unable to predict the outcome of this lawsuit; however, we believe that we have appropriate disclosure practices and intend to vigorously defend against the lawsuits.

On May 13, 2009, we were served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 of the Delaware General Corporation law. We have reached an agreement on the scope of the required document production and produced the required documents. Subsequently, the suit was dismissed.

In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which we have contractual relations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of January 29, 2010, there were approximately 2,656 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock on the New York Stock Exchange for the fiscal periods presented.

			Cash Dividend
2010	High	Low	Declared

First Quarter (through January 29, 2010)	$6.54	$4.70	$0.05

2009	High	Low	Cash Dividend

First Quarter	$4.73	$2.44	$0.11
Second Quarter	$6.33	$3.00	$0.11
Third Quarter	$6.92	$3.08	$0.11
Fourth Quarter	$6.92	$5.00	$0.11

2008	High	Low	Cash Dividend

First Quarter	$23.50	$15.73	$0.11
Second Quarter	$20.29	$10.02	$0.11
Third Quarter	$13.78	$8.38	$0.11
Fourth Quarter	$11.60	$1.95	$0.11

On January 28, 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share for our common stock, which is payable on March 15, 2010 to holders of record at the close of business on March 1, 2010. We have regularly paid quarterly dividends as set forth in the table above. We currently expect that cash dividends comparable to the most recent declaration will continue to be paid in the future although we have no commitment to do so and can provide no assurance this will occur.

During the fourth quarter of 2009, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated herein by reference.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on September 26, 2005 and $100 invested in the Company’s stock by the opening bell on September 27, 2005, as well as the reinvestment of dividends.

	9/27/2005	12/25/2005	12/24/2006	12/23/2007	12/21/2008	12/20/2009
Horizon Lines, Inc.	100.00	125.90	281.50	200.00	50.60	72.90

Dow Jones U.S. Industrial Transportation Index	100.00	118.30	122.52	132.05	98.98	123.89

S&P 500 Index	100.00	104.36	116.05	122.11	73.04	90.69

Item 6.	Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K, and our consolidated financial statements and the related notes appearing in Item 15 of this Form 10-K.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. Each of the years presented below consisted of 52 weeks.

Selected Financial Data is as follows (in thousands, except per share data):

		Year	Year
	Year	Ended	Ended	Year	Year
	Ended	Dec. 21,	Dec. 23,	Ended	Ended
	Dec. 20,	2008	2007	Dec. 24,	Dec. 25,
	2009	(As Adjusted)(1)	(As Adjusted)(1)	2006	2005(2)

Statement of Operations Data:
Operating revenue	$1,158,481	$1,304,259	$1,206,515	$1,156,892	$1,096,156
Settlement of class action lawsuit	20,000	—	—	—	—
Impairment of assets	1,867	25,415	—	—	—
Restructuring costs	1,001	3,244	—	—	—
Operating income	18,838	27,016	95,173	95,971	46,654
Interest expense, net(3)	39,675	41,399	44,875	48,552	51,357
Loss on modification/early extinguishment of debt	50	—	38,546	581	13,154
Income tax expense (benefit)(4)	10,367	(11,728)	(15,152)	(25,332)	438
Net (loss) income	(31,272)	(2,593)	26,825	72,357	(18,321)
Accretion of preferred stock	—	—	—	—	5,073
Net (loss) income applicable to common stockholders	(31,272)	(2,593)	26,825	72,357	(23,394)
Net (loss) income per share applicable to common stockholders:
Basic	$(1.03)	$(0.09)	$0.81	$2.16	$(1.05)
Diluted	$(1.03)	$(0.09)	$0.79	$2.14	$(1.05)
Number of shares used in calculations:
Basic	30,450,975	30,278,573	33,327,567	33,551,335	22,376,797
Diluted	30,450,975	30,278,573	33,864,818	33,772,341	22,381,756
Cash dividends declared	$13,397	$13,273	$14,653	$14,764	$3,690
Cash dividends declared per common share	$0.44	$0.44	$0.44	$0.44	$0.11

		Dec. 21,	Dec. 23,
	Dec. 20,	2008	2007	Dec. 24,	Dec. 25,
	2009	(As Adjusted)	(As Adjusted)	2006	2005(1)

Balance Sheet Data:
Cash	$6,419	$5,487	$6,276	$93,949	$41,450
Total assets	818,510	872,629	920,886	945,029	927,319
Long term debt, including capital lease obligations, net of current portion(3)	496,105	526,259	525,571	503,850	527,905
Total debt, including capital lease obligations	514,855	532,811	532,108	510,788	530,575
Stockholders’ equity(5)(6)	101,278	136,836	183,409	208,277	151,760

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	Dec. 20,	Dec. 21,	Dec. 23,	Dec. 24,	Dec. 25,
	2009	2008	2007	2006	2005(1)

Other Financial Data:
EBITDA(7)	$77,330	$89,883	$121,909	$160,452	$100,381
Capital expenditures(8)	13,050	39,149	31,426	21,288	41,234
Vessel dry-docking payments	14,735	13,913	21,414	16,815	16,038
Cash flows provided by (used in):
Operating activities	57,498	89,368	54,837	115,524	76,376
Investing activities(8)(9)	(11,813)	(38,847)	(59,387)	(19,340)	(38,817)
Financing activities(5)(9)	(44,753)	(51,310)	(83,123)	(43,685)	(52,875)

(1)	As discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, reported amounts for the years ended December 23, 2007 and December 21, 2008 have been adjusted for retrospective application of changes in accounting for certain convertible notes and restricted stock share-based payments awards as participating securities.

(2)	We completed an initial public offering during 2005 and used the proceeds to repurchase certain indebtedness, pay related premiums, redeem outstanding preferred stock, and pay related transaction expenses.

(3)	During the fourth quarter of 2005, utilizing proceeds from the initial public offering, we repurchased $53.0 million and $43.2 million of the 9% senior notes and 11% senior discount notes, respectively. During 2007, we completed a private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and entered into a credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. We utilized a portion of the proceeds from these transactions to (i) repay the borrowings outstanding under the Prior Senior Credit Facility (as defined below) and (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in our tender offer.

(4)	During 2006, we elected the application of a tonnage tax instead of the federal corporate income tax on income from our qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of our 2005 federal corporate income tax return. We accounted for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. Approximately $11.0 million, or $0.33 per share, and $18.8 million, or $0.56 per share, relate to the 2005 reduction in income tax expense and revaluation of the deferred taxes related to the application of tonnage tax to qualifying activities, respectively. We modified our trade routes between the U.S. west coast and Guam and Asia during 2007. As such, our shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, we recorded a $7.7 million tax benefit due to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a full valuation allowance against our deferred tax assets.

(5)	In connection with the financing of the Acquisition-Related Transactions, we issued and sold 8,391,180 shares of our Series A preferred stock in July 2004. No dividends accrued on these shares. During October 2004, an additional 1,898,730 Series A preferred shares were issued and sold. During December 2004, 5,315,912 Series A preferred shares were redeemed for $53.2 million. In connection with the initial public offering, we redeemed all of our shares of non-voting $.01 par value Series A Preferred Stock for $62.2 million.

(6)	Concurrent with the issuance of the 4.25% convertible senior notes, we entered into note hedge transactions whereby we have the option to receive shares of our common stock when the share price is between certain amounts and the we sold warrants to financial institutions whereby the financial institutions have the option to receive shares when the share price is above certain levels. The cost of the note hedge transactions to us was approximately $52.5 million and we received proceeds of $11.9 million related to the sale of the warrants. We recorded a $19.1 million income tax benefit related to the cost of the hedge transaction that was subsequently fully reserved as part of recording a full valuation allowance against our deferred tax assets.

(7)	EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios, which contain EBITDA and Adjusted EBITDA as components, and restrict certain cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA and Adjusted EBITDA to monitor compliance with such covenants, (iii) EBITDA and Adjusted EBITDA are components of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses. A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is included below (in thousands):

		Year	Year
	Year	Ended	Ended	Year	Year
	Ended	Dec. 21,	Dec. 23,	Ended	Ended
	Dec. 20,	2008	2007	Dec. 24,	Dec. 25,
	2009	(As Adjusted)	(As Adjusted)	2006	2005

Net (loss) income	$(31,272)	$(2,593)	$26,825	$72,357	$(18,321)
Interest expense, net	39,675	41,399	44,875	48,552	51,357
Income tax expense (benefit)	10,367	(11,728)	(15,152)	(25,332)	438
Depreciation and amortization	58,560	62,805	65,361	64,875	66,907

EBITDA	$77,330	$89,883	$121,909	$160,452	$100,381

Department of Justice antitrust investigation costs	12,192	10,711	—	—	—
Settlement of class action lawsuit	20,000
Impairment of assets	1,867	25,415	—	—	—
Restructuring costs	1,001	3,244	—	—	—
Other severance charges	306	765	—	—	—
Loss on modification/ extinguishment of debt	50	—	38,546	581	13,154
Transaction related expenses	—	—	—	2,032	2,200
Compensation charges(a)	—	—	—	—	18,953
Management fees(b)	—	—	—	—	9,698

Adjusted EBITDA	$112,746	$130,018	$160,455	$163,065	$144,386

(a)	The adjustment represents non-cash stock-based compensation charges which we incurred during the year ended December 25, 2005 related to the issuance and sale of common stock, including restricted common stock, to non-employee directors and to members of management. All of these shares vested in full upon the consummation of the initial public offering completed during 2005.

(b)	The adjustment represents management fees paid to Castle Harlan and to an entity that was associated with the party that was the primary stockholder of Horizon Lines Holding prior to the Acquisition-Related Transactions. Upon the completion of the Acquisition-Related Transactions, the Company, Horizon Lines and Horizon Lines Holding entered into a new management agreement with Castle Harlan. On September 7, 2005, as a result of an amendment of such agreement and a related payment to Castle Harlan of $7.5 million under such amended agreement, the provisions of such agreement were terminated, except as to expense reimbursement and indemnification and related obligations of the Company, Horizon Lines and Horizon Lines Holding.

(8)	Includes the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, for $25.2 million during the year ended December 25, 2005.

(9)	Financing activities during 2005 included the proceeds from the initial public offering and the use of proceeds therefrom. The proceeds and cash generated from operations were used to redeem debt and preferred shares, and to pay associated redemption premiums and related transaction expenses. Investing activities during 2007 include the acquisition of HSI and Aero Logistics. Financing activities during 2007 include our private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. We utilized a portion of the proceeds from these transactions to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in our tender offer and (iii) purchase 1,000,000 shares of our common stock. Also during 2007, our Board of Directors approved a stock repurchase program under which we acquired 1,172,000 shares of our common stock at a total cost of $20.6 million. During 2008, we completed our share repurchase program by acquiring an additional 1,627,500 at a total cost of $29.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The ongoing challenging economic conditions continued to negatively impact our results of operations during 2009. Although we experienced some moderation in volumes towards the end of 2009, our markets were impacted by weakness in consumer spending, tourism, and commercial construction. Throughout 2009, we remained focused on cost containment with the goal of prudently managing our business.

Operating revenue decreased as a result of lower container volumes along with lower fuel surcharges, slightly offset by unit revenue improvements resulting from general rate increases and cargo mix upgrades. General rate increases are typically implemented in order to mitigate contractual expense increases. Terminal services revenue declined as a result of lower exports.

The decrease in operating expense during the year ended December 20, 2009 is primarily due to lower fuel prices, lower container volumes, and a decrease in selling, general and administrative expenses, largely due to the reduction in workforce and lower stock-based compensation expense. Operating expense for the year ended December 20, 2009 includes a $20 million accrual for the potential settlement of the Puerto Rico MDL litigation.

	Year	Year	Year
	Ended	Ended	Ended
	December 20,	December 21,	December 23,
	2009	2008	2007
	(In thousands)

Operating revenue	$1,158,481	$1,304,259	$1,206,515
Operating expense	1,139,643	1,277,243	1,111,342

Operating income	$18,838	$27,016	$95,173

Operating ratio	98.4%	97.9%	92.1%
Revenue containers (units)	257,625	276,282	285,880

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 18,500 cargo containers. We also provide comprehensive shipping and logistics services in our markets, including rail, trucking, warehousing, distribution and non-vessel operating common carrier (“NVOCC”) operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, Yantian and Xiamen, China and Kaohsiung, Taiwan.

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

Horizon Lines, Inc., a Delaware corporation, (the “Company” and together with its subsidiaries, “we”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc., a Hawaii corporation (“HSI”).

In December 1999, CSX Corporation, the former parent of Sea-Land Domestic Shipping, LLC (“SLDS”), sold the international marine container operations of Sea-Land to the A.P. Møller Maersk Group (“Maersk”) and SLDS continued to be owned and operated by CSX Corporation as CSX Lines, LLC. On February 27, 2003, Horizon Lines Holding Corp. (“HLHC”) (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, 84.5% of CSX Lines, LLC, and 100% of CSX Lines of Puerto Rico, Inc., which together with Horizon Logistics and HSI constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. The Company was formed as an acquisition vehicle to acquire, on July 7, 2004, the equity interest in HLHC. The Company was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”). In 2005, the Company completed its initial public offering. Subsequent to the initial public offering, the Company completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Company.

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 20, 2009, December 21, 2008 and December 23, 2007 and for the fiscal years ended December 20, 2009, December 21, 2008 and December 23, 2007. Certain prior period balances have been reclassified to conform to current period presentation. In addition, as noted below, certain prior period balances have been adjusted to conform to recent accounting pronouncements.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 20, 2009, December 21, 2008 and December 23, 2007 each consisted of 52 weeks.

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

Allowance for Doubtful Accounts and Revenue Adjustments

We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable reflective of our historical collection experience. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation (for example, bankruptcy filings, accounts turned over for collection or litigation), we record a specific reserve for the bad debts against amounts due. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. We monitor our collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. We do not require collateral from our trade customers.

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

Casualty and Property Insurance Reserves

We purchase insurance coverage for our exposures related to employee injuries (state worker’s compensation and compensation under the Longshore and Harbor workers’ compensation Act), vessel collisions and allisions, property loss and damage, third party liability, and cargo loss and damage. Most insurance policies include a deductible applicable to each incident or vessel voyage and deductibles can change from year to year as policies are renewed or replaced. Our current insurance program includes deductibles ranging from $0 to $2,000,000. In most cases, our claims personnel work directly with our insurers’ claims professionals or our third-party claim administrators to continually update the anticipated residual exposure for each claim. In this process, we evaluate and monitor each claim individually, and use resources such as historical experience, known trends, and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs, and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

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

The majority of the customer contracts and trademarks on the balance sheet as of December 20, 2009 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to fifteen years. Long-lived assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

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

Vessel Dry-docking

Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. The costs of these scheduled dry-dockings are customarily deferred and amortized over a 30-month period beginning with the accounting period following the vessel’s release from dry-dock because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements.

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

Income Taxes

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, now included within FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have an impact on our consolidated results of operations and financial position, but changes the referencing system for accounting standards.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), now included within FASB ASC 810. FASB ASC 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. FASB ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of determining the impact the adoption of FASB ASC 810 will have on our results of operations and financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), now included within FASB ASC 860. FASB ASC 860 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of determining the impact the adoption of FASB ASC 860 will have on our results of operations and financial position

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now referred to as FASB ASC 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on our consolidated results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion”, now included within FASB ASC 470 “Debt with Conversion and Other Options” (“FASB ASC 470’’). FASB ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase our cash interest payments. FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. Our convertible notes payable are within the scope of FASB ASC 470-20. We have adopted the provisions of FASB ASC 470-20, and as such, have adjusted the reported amounts in our Statements of Operations for the years ended December 21, 2008 and December 23, 2007 and our Balance Sheet as of December 21, 2008 and December 23, 2007 as follows (in thousands except per share amounts):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Interest expense, net	$32,498	$8,901	$41,399	$41,672	$3,203	$44,875
Income tax (benefit) expense	(8,479)	(3,249)	(11,728)	(13,983)	(1,169)	(15,152)
Net income (loss)	3,059	(5,652)	(2,593)	28,859	(2,034)	26,825
Net income (loss) per share
Basic	0.10	(0.19)	(0.09)	0.87	(0.06)	0.81
Diluted	0.10	(0.19)	(0.09)	0.85	(0.06)	0.79
Balance Sheet
Intangible assets, net	$126,697	$(1,155)	$125,542	$152,031	$(1,495)	$150,536
Deferred tax assets	23,992	(13,323)	10,669	4,060	(4,060)	—
Total assets	887,107	(14,478)	872,629	926,441	(5,555)	920,886
Long-term debt, net of current	563,916	(37,657)	526,259	572,469	(46,898)	525,571
Deferred tax liabilities	—	—	—	—	12,512	12,512
Additional paid in capital	168,779	30,865	199,644	163,760	30,865	194,625
Retained earnings	29,780	(7,686)	22,094	39,994	(2,034)	37,960
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629	926,441	(5,555)	920,886

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now included within FASB ASC 260 “Earnings Per Share” (“FASB ASC 260”). FASB ASC 260-10-45 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. We have adopted the provisions of FASB ASC 260-10-45 and as such, have adjusted the reported amounts of basic and diluted shares outstanding for the years ended December 21, 2008 and December 23, 2007 as follows (in thousands):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Denominator for basic net income per share	29,963	315	30,278	33,221	107	33,328
Effect of dilutive securities	368	(123)	245	638	(101)	537

Denominator for diluted net income per share	30,331	192	30,523	33,859	6	33,865

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, now referred to as FASB ASC 820. FASB ASC 820 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB ASC 820 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of FASB ASC 820 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, we have adopted FASB ASC 820 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have an impact on our results of operations and financial position.

Shipping Rates

We publish tariffs with rates rules and practices for all three of our Jones Act trade routes. These tariffs are subject to regulation by the Surface Transportation Board (“STB”). However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB. We also publish tariffs for transportation of international cargo which are subject to regulation by the Federal Maritime Commission (“FMC”).

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

During 2009, over 85% of our revenue was generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) warehousing services for third-parties, and (vi) other non-transportation services.

As used in this Form 10-K, the term “revenue containers” refers to containers that are transported for a charge, as opposed to empty containers.

Cost of Services Overview

Our cost of services consist primarily of vessel operating costs, marine operating costs, inland transportation costs, land costs and rolling stock rent. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Year Ended December 20, 2009 Compared to Year Ended December 21, 2008

Horizon Lines Segment

Horizon Lines provides container shipping services and terminal services primarily in the U.S. domestic Jones Act trades, operating a fleet of 20 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. The amounts presented below exclude all intercompany transactions.

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Operating revenue	$1,120,796	$1,267,844	(11.6)%
Operating expense:
Vessel	355,287	439,552	(19.2)%
Marine	210,322	205,906	2.1%
Inland	177,432	205,866	(13.8)%
Land	138,296	148,449	(6.8)%
Rolling stock rent	37,048	44,075	(15.9)%

Cost of services	918,385	1,043,848	(12.0)%

Depreciation and amortization	44,301	44,537	(0.5)%
Amortization of vessel dry-docking	13,694	17,162	(20.2)%
Selling, general and administrative	93,420	100,177	(6.7)%
Settlement of class action lawsuit	20,000	—	100.0%
Impairment of assets	1,867	6,030	(69.0)%
Restructuring costs	752	3,126	(75.9)%
Miscellaneous expense, net	1,059	2,857	(62.9)%

Total operating expense	1,093,478	1,217,737	(10.2)%

Operating income	$27,318	$50,107	(45.5)%

Operating ratio	97.6%	96.0%	1.6%
Revenue containers (units)	257,625	276,282	(6.8)%

Operating Revenue.  Operating revenue decreased $147.0 million, or 11.6%, and accounted for approximately 96.7% of consolidated operating revenue. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges decline	$(79,226)
Revenue container volume decrease	(60,487)
Non-transportation services decrease	(19,485)
General rate increases	12,150

Total operating revenue decrease	$(147,048)

The revenue container volume declines are primarily due to soft market conditions in all of our tradelanes and are partially offset by general rate increases. General rate increases are implemented to mitigate rising contractual costs. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.5% of total revenue in the year ended December 20, 2009 and approximately 16.4% of total revenue in the year ended December 21, 2008. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decline in fuel surcharges, a reduction in terminal services and the expiration of certain government contracts.

Cost of Services.  The $125.5 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decline in inland costs as a result of lower container volumes and reduced expenses associated with our cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, decreased $84.3 million for the year ended December 20, 2009. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decline	$(81,014)
Vessel space charter expense decrease	(1,655)
Labor and other vessel operating decrease	(1,596)

Total vessel expense decrease	$(84,265)

The $81.0 million reduction in fuel costs is comprised of a $73.2 million decrease due to fuel prices and a $7.8 million decline due to lower daily consumption as a result of lower active vessel operating days, changes in vessel deployment, and our focus on both departure and arrival schedule integrity lowering overall consumption. The decline in labor and other vessel operating expense is due to a decrease in the expense accrual for voyages in progress at the end of the year and the recovery of certain employer-paid payroll taxes, partially offset by more operating days in 2009 due to 3 more dry-dockings as compared to 2008. We continue to incur labor expenses associated with the vessels in dry-dock, while at the same time incurring expenses associated with the spare vessel deployed to serve as dry-dock relief.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense of $210.3 million for the year ended December 20, 2009 increased $4.4 million as compared to the year ended December 21, 2008 as the increases in multi-employer plan benefit assessments for our west coast union employees and contractual rate increases were partially offset by a decrease in marine expense related to lower container volumes.

Inland expense decreased to $177.4 million for the year ended December 20, 2009 compared to $205.9 million during the year ended December 21, 2008. The $28.5 million decrease in inland expense is primarily due to lower fuel costs, lower container volumes, and our cost control efforts.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Land expense:
Maintenance	$49,414	$53,692	(8.0)%
Terminal overhead	52,447	58,046	(9.6)%
Yard and gate	29,154	28,636	1.8%
Warehouse	7,281	8,075	(9.8)%

Total land expense	$138,296	$148,449	(6.8)%

Non-vessel related maintenance expenses decreased primarily due to lower fuel costs. Terminal overhead decreased primarily due to lower utilities expense, a decline in compensation costs as a result of the reduction in workforce, and a decrease in severance charges related to certain union employees who elected early retirement. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily as a result of $0.2 million due to a one-time stevedoring revenue opportunity, a $0.2 million write down of certain prepaid capital expenditures related to our San Juan, Puerto Rico port redevelopment project as a result of the bankruptcy filing of the general contractor, and $0.2 million of rate increases in the monitoring of refrigerated containers.

Rolling stock expense decreased $7.0 million or 15.9% during the year ended December 20, 2009 as compared to the year ended December 21, 2008. This decrease is primarily due to the off-hire of certain leased container units and increased efficiencies in association with our cost control efforts.

Depreciation and Amortization.  Depreciation and amortization was $44.3 million during the year ended December 20, 2009 compared to $44.5 million for the year ended December 21, 2008. The decrease in depreciation-owned vessels is due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,186	$9,627	(4.6)%
Depreciation and amortization — other	14,810	14,605	1.4%
Amortization of intangible assets	20,305	20,305	0.0%

Total depreciation and amortization	$44,301	$44,537	(0.5)%

Amortization of vessel dry-docking	$13,694	$17,162	(20.2)%

Amortization of Vessel Dry-docking.  Amortization of vessel dry-docking was $13.7 million during the year ended December 20, 2009 compared to $17.2 million for the year ended December 21, 2008. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative.  Selling, general and administrative costs decreased to $93.4 million for the year ended December 20, 2009 compared to $100.2 million for the year ended

December 21, 2008, a decline of $6.8 million or 6.7%. This decrease is comprised of a $4.3 million reduction in consultant fees incurred during 2008 related to our process re-engineering initiative, $5.6 million related to the reduction in workforce, and $0.6 million decline in stock-based compensation expense, partially offset by $1.5 million of higher expenses related to the antitrust investigation and related legal proceedings, $3.0 million related to our performance incentive plan, and $1.0 million increase in legal fees unrelated to the antitrust investigation.

Settlement of Class Action Lawsuit.  On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which has not yet been approved by the Court, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.

Impairment Charge.  Impairment of assets of $1.9 million during the year ended December 20, 2009 related to a write-down of the carrying value of our spare vessels. Impairment of assets during the year ended December 21, 2008 included $3.3 million and $2.7 million related to our spare vessels and certain owned and leased equipment, respectively.

Restructuring Charge.  Restructuring costs of $0.8 million during the year ended December 20, 2009 included $0.7 million and $0.1 million related to severance costs and other costs associated with our workforce reduction initiative, respectively. The $0.7 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards. Restructuring costs during the year ended December 21, 2008 included $3.0 million and $0.1 million related to severance costs and contract termination and legal costs, respectively.

Miscellaneous Expense, Net.  Miscellaneous expense, net decreased $1.8 million during the years ended December 20, 2009 compared to the year ended December 21, 2008 primarily as a result of lower bad debt expense during 2009 due to a decrease in revenue.

Horizon Logistics Segment

Horizon Logistics manages integrated logistics service offerings, including rail, trucking and distribution operations. The amounts presented below exclude all intercompany transactions.

	Year Ended	Year Ended
	December 20,	December 21,	%
	2009	2008	Change
	(In thousands)

Operating revenue	$37,685	$36,415	3.5%
Operating expense:
Inland	29,732	27,446	8.3%
Land	6,163	2,998	105.6%
Rolling stock rent	635	383	65.8%

Cost of services	36,530	30,827	18.5%

Depreciation and amortization	565	1,106	(48.9)%
Selling, general and administrative	8,811	8,029	9.7%
Impairment of assets	—	19,385	(100.0)%
Restructuring costs	249	118	111.0%
Miscellaneous expense, net	10	41	(75.6)%

Total operating expense	46,165	59,506	(22.4)%

Operating loss	$(8,480)	$(23,091)	(63.3)%

Operating Revenue.  Horizon Logistics operating revenue accounted for approximately 3.3% of consolidated operating revenue. Revenue increased to $37.7 million during the year ended

December 20, 2009 compared to $36.4 million during the year ended December 21, 2008. This increase is primarily due to the NVOCC and brokerage operations expansion, partially offset by a decline in the demand for our expedited logistics service offering.

Cost of Services.  Cost of services increased to $36.5 million for the year ended December 20, 2009 compared to $30.8 million for the year ended December 21, 2008, an increase of $5.7 million. The increase in cost of services is primarily due to the expansion of lower margin service offerings.

Depreciation and Amortization.  Depreciation and amortization was $0.6 million during the year ended December 20, 2009 compared to $1.1 million for the year ended December 21, 2008. The decrease in amortization is due to the impairment of the customer relationship intangible asset during the fourth quarter of 2008.

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — other	$239	$111	115,3%
Amortization of intangible assets	326	995	(67.2)%

Total depreciation and amortization	$565	$1,106	(48.9)%

Selling, General and Administrative.  Selling, general and administrative costs increased to $8.8 million for the year ended December 20, 2009 compared to $8.0 million for the year ended December 21, 2008, an increase of $0.8 million. This increase is primarily due to increased personnel costs, including $0.4 million related to our performance incentive plan and $0.5 million related to headcount additions in 2009.

Impairment of Assets.  Impairment of assets during the year ended December 21, 2008 included $17.7 million and $1.7 million related to goodwill and customer contracts acquired, respectively.

Unallocated Expenses

Interest Expense, Net.  Interest expense, net of $39.7 million for the year ended December 20, 2009 was lower compared to $41.4 million during the year ended December 21, 2008. The decrease in interest expense due to the lower outstanding balance on the revolving line of credit and lower LIBOR base rates was partially offset by the higher credit spread percentage rate resulting from the June 2009 amendment to our Senior Credit Facility.

Income Tax Expense.  The effective tax rate for the years ended December 20, 2009 and December 21, 2008 was (49.6)% and 81.9%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.

During 2006, we elected the application of tonnage tax. Prior to recording a valuation allowance against our deferred tax assets, the effective tax rate was impacted by our income from qualifying shipping activities as well as the income from our non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities and the relative size of our consolidated income (loss) before income taxes.

Year Ended December 21, 2008 Compared to Year Ended December 23, 2007

Horizon Lines Segment

	Year Ended	Year Ended
	December 21,	December 23,	%
	2008	2007	Change
	(In thousands)

Operating revenue	$1,267,844	$1,190,922	6.5%
Operating expense:
Vessel	439,552	368,728	19.2%
Marine	205,906	198,927	3.5%
Inland	205,866	197,642	4.2%
Land	148,449	132,284	12.2%
Rolling stock rent	44,075	45,284	(2.7)%

Cost of services	1,043,848	942,865	10.7%

Depreciation and amortization	44,537	41,669	6.9%
Amortization of vessel dry-docking	17,162	17,491	(1.9)%
Selling, general and administrative	100,177	85,638	17.0%
Impairment of assets	6,030	—	100.0%
Restructuring costs	3,126	—	100.0%
Miscellaneous expense, net	2,857	847	237.3%

Total operating expense	1,217,737	1,088,510	11.9%

Operating income	$50,107	$102,412	(51.1)%

Operating ratio	96.0%	91.4%	4.6%
Revenue containers (units)	276,282	285,880	(3.4)%

Operating Revenue.  Operating revenue increased $76.9 million, or 6.5%, and accounted for approximately 97.2% of consolidated operating revenue. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges included in rates	$63,711
General rate increases	29,918
Increase in other non-transportation services	11,517
Revenue related to acquisitions	6,932
Revenue container volume decrease	(35,156)

Total operating revenue increase	$76,922

The revenue container volume decline is primarily due to deteriorating market conditions in Puerto Rico and Hawaii and is partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 16.4% of total revenue in the year ended December 21, 2008 and approximately 12.1% of total revenue in the year ended December 23, 2007. We adjusted our bunker and intermodal fuel surcharges several times throughout 2008 and 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges, offset by a decrease in terminal services.

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

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Land expense:
Maintenance	$53,692	$50,440	6.4%
Terminal overhead	58,046	50,522	14.9%
Yard and gate	28,636	23,647	21.1%
Warehouse	8,075	7,675	5.2%

Total land expense	$148,449	$132,284	12.2%

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

Depreciation and Amortization.  Depreciation and amortization was $44.5 million during the year ended December 21, 2008 compared to $41.7 million for the year ended December 23, 2007. The increase in depreciation and amortization-other is primarily due the timing of the purchase and sale of our containers. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of HSI.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,627	$9,996	(3.7)%
Depreciation and amortization — other	14,605	11,743	24.4%
Amortization of intangible assets	20,305	19,930	1.9%

Total depreciation and amortization	$44,537	$41,669	6.9%

Amortization of vessel dry-docking	$17,162	$17,491	(1.9)%

Amortization of Vessel Dry-docking.  Amortization of vessel dry-docking during the year ended December 21, 2008 was flat compared to the year ended December 23, 2007. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year on average.

Selling, General and Administrative.  Selling, general and administrative costs increased to $100.2 million for the year ended December 21, 2008 compared to $85.6 million for the year ended December 23, 2007, an increase of $14.6 million or 17.0%. This increase is comprised of $10.7 million of expenses related to the Department of Justice antitrust investigation and related legal proceedings and an increase of approximately $2.0 million in the accrual related to a discretionary performance-based payout.

Impairment of Assets.  Impairment of assets included $3.3 million and $2.7 million related to our spare vessels and certain owned and leased equipment, respectively.

Restructuring Costs.  Restructuring costs included $3.0 million and $0.1 million related to severance costs and contract termination and legal costs, respectively.

Miscellaneous Expense, Net.  Miscellaneous expense, net increased $2.0 million during the year ended December 21, 2008 compared to the year ended December 23, 2007 primarily as a result of an increase in bad debt expense due to higher revenue and lower gain on the sale of assets during 2008.

Horizon Logistics Segment

Horizon Logistics manages integrated logistics service offerings, including rail, trucking and distribution operations. The amounts presented below exclude all intercompany transactions.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Operating revenue	$36,415	$15,593	133.5%
Operating expense:
Inland	27,446	8,373	227.8%
Land	2,998	2,671	12.2%
Rolling stock rent	383	97	294.8%

Cost of services	30,827	11,141	176.7%

Depreciation and amortization	1,106	6,201	(82.2)%
Selling, general and administrative	8,029	5,340	50.4%
Impairment of assets	19,385	—	100.0%
Restructuring costs	118	—	100.0%
Miscellaneous expense, net	41	150	(72.7)%

Total operating expense	59,506	22,832	160.6%

Operating loss	$(23,091)	$(7,239)	(219.0)%

Operating Revenue.  Horizon Logistics operating revenue accounted for approximately 2.8% of consolidated operating revenue. Approximately $18.9 million of the $20.8 million increase during the year ended December 21, 2008 is due to the acquisition of Aero Logistics.

Cost of Services.  Cost of services increased to $30.8 million for the year ended December 21, 2008 compared to $11.1 million for the year ended December 23, 2007, an increase of $19.7 million. The increase in cost of services is primarily due to increased inland expenses as a result of the acquisition of Aero Logistics.

Depreciation and Amortization.  Depreciation and amortization was $1.1 million during the year ended December 21, 2008 compared to $6.2 million for the year ended December 23, 2007. The decrease in depreciation-other is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense. The increase in amortization of intangible assets is due to the amortization of the intangible assets recorded in conjunction with the acquisition of Aero Logistics.

	Year Ended	Year Ended
	December 21,	December 23,
	2008	2007	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — other	$111	$5,893	(98.1)%
Amortization of intangible assets	995	308	223.1%

Total depreciation and amortization	$1,106	$6,201	(82.2)%

Selling, General and Administrative.  Selling, general and administrative costs increased to $8.0 million for the year ended December 21, 2008 compared to $5.3 million for the year ended December 23, 2007, an increase of $2.7 million. This increase is due to the ramp up of activities and personnel within the logistics segment, including the acquisition of Aero Logistics.

Impairment of Assets.  Impairment of assets included $17.7 million and $1.7 million related to goodwill and customer contracts acquired, respectively.

Unallocated Expenses

Interest Expense, Net.  Interest expense, net decreased to $41.4 million for the year ended December 21, 2008 from $44.9 million for the year ended December 23, 2007, a decrease of $3.5 million or 7.7%. This decrease is a result of the August 2007 refinancing and the related lower interest rates payable on the outstanding debt.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $38.5 million for the year ended December 23, 2007. The loss on extinguishment of debt is due to the write off of net deferred financing costs and premiums paid in connection with the tender offer for the 9% senior notes and 11% senior discount notes and the extinguishment of the prior senior credit facility.

Income Tax Benefit.  The effective tax rate for the years ended December 21, 2008 and December 23, 2007 was 81.9% and (129.8)%, respectively. During 2006, we elected the application of tonnage tax. We modified our trade routes between the U.S. west coast and Guam and Asia during the first quarter of 2007. As such, our shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, we recorded a $7.3 million tax benefit related to a revaluation of the deferred taxes associated with the activities now subject to tonnage tax as a result of the modified trade routes and related to a change in estimate resulting in refinements in our methodology for computing secondary activities and cost allocations for tonnage tax purposes. The effective tax rate is impacted by our income from qualifying shipping activities as well as the income from our non-qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities and the relative size of our consolidated income (loss) before income taxes.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, (v) dividend payments to our common stockholders, (vi) acquisitions, (vii) share repurchases, (viii) premiums associated with the tender offer, and (ix) purchases of equity instruments in conjunction with the Notes. Cash totaled $6.4 million at December 20, 2009. As of December 20, 2009, total unused borrowing capacity under the revolving credit facility was $113.9 million, after taking into account $100.0 million outstanding under the revolver and $11.1 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $98.4 million as of December 20, 2009.

Operating Activities

Net cash provided by operating activities was $57.5 million for the year ended December 20, 2009 compared to $89.4 million for the year ended December 21, 2008, a decrease of $31.9 million. The decrease in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(35,635)
Increase in payments related to Department of Justice antitrust investigation and related legal proceedings	(4,447)
Increase in payments related to restructuring and early termination of leased assets	(6,213)
Increase in accrual for settlement of class action lawsuit	15,000
Increase in accounts receivable collections	5,909
Other decreases in working capital, net	(6,484)

$(31,870)

Net cash provided by operating activities increased by $34.6 million to $89.4 million for the year ended December 21, 2008 from $54.8 million for the year ended December 23, 2007. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $92.3 million for the year ended December 21, 2008 compared to $131.6 million for the year ended December 23, 2007, a decrease of $39.3 million. The reduction in cash provided by operating activities is primarily related to a $21.1 million decrease in vessel rent payments in excess of accruals, a decrease of $10.5 million in performance incentive payments in excess of accruals, an $18.5 million decrease in accounts receivable, and a $15.0 million decrease in materials and supplies.

Investing Activities

Net cash used in investing activities was $11.8 million for the year ended December 20, 2009 compared to $38.8 million for the year ended December 21, 2008. The reduction is primarily related to a $26.1 million decrease in capital spending. Capital expenditures during the years ended December 20, 2009 and December 21, 2008 include $2.5 million and $14.1 million, respectively, of progress payments for three new cranes in our Anchorage, Alaska terminal.

Net cash used in investing activities was $38.8 million for the year ended December 21, 2008 compared to $59.4 million for the year ended December 23, 2007. The reduction is primarily related to a $31.1 million decrease in the purchases of businesses, partially offset by a $2.8 million decrease in proceeds from the sale of equipment increase and a $7.7 million increase in capital expenditures, which includes $14.1 million of progress payments for three new cranes in our Anchorage, Alaska terminal.

Financing Activities

Net cash used in financing activities during the year ended December 20, 2009 was $44.8 million compared to $51.3 million for the year ended December 21, 2008. The net cash used in financing activities during the year ended December 20, 2009 included $28.0 million of net debt repayments and $13.4 million of dividends to stockholders. In addition, during the year ended December 20, 2009, we paid $3.5 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.

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

Capital Requirements and Liquidity

Continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases has resulted in the unavailability of certain types of debt financing. Although these factors may make it difficult or expensive for us to access credit markets, we have access to credit. We believe we have sufficient liquidity to meet our current needs and are closely managing our cash flows, including capital spending, based on current and anticipated volume levels. We will defer or limit capital additions where economically feasible. Based upon our current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our liquidity needs throughout 2010. During 2010, we expect to spend approximately $20.0 million and $25.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory, modification, and maintenance initiatives. We intend to utilize our cash flows for working capital needs, to make debt repayments, to fund the potential settlement of the Puerto Rico MDL, and to pay dividends. Our term loan payments increase from $6.3 million in 2009 to $18.8 million in 2010. Although, we currently expect that cash dividends will continue to be paid in the future, we have no commitment to do so and can provide no assurance this will occur. Due to the seasonality within our business, we will utilize borrowings under the senior credit facility in the first half of 2010, but plan to repay such borrowings in the second half of the year.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 20, 2009 are as follows (in thousands):

	Total				After
	Obligations	2010	2011-2012	2013-2014	2014

Principal and operating lease obligations:
Senior credit facility	$212,500	$18,750	$193,750	$—	$—
4.25% convertible senior notes	330,000	—	330,000	—	—
Operating leases(1)	580,349	107,389	132,062	167,453	173,445

Subtotal	1,122,849	126,139	655,812	167,453	173,445

Interest obligations:(2)
Senior credit facility	26,770	10,132	16,638	—	—
4.25% convertible senior notes	42,075	14,025	28,050	—	—

Subtotal	68,845	24,157	44,688	—	—

Other commitments(3)	28,383	23,663	4,720	—	—

Total obligations	$1,220,077	$173,959	$705,220	$167,453	$173,445

Standby letters of credit	$11,086	$11,086	$—	$—	$—

(1)	The above contractual obligations table does not include the residual guarantee related to our transaction with Ship Finance Limited. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.2 million as a liability.

(2)	Included in contractual obligations are scheduled interest payments. Interest payments on the term loan portion of the senior credit facility are fixed and based on the interest rate swap (as defined below). Interest payments on the revolver portion of the senior credit facility are variable and are based as of December 20, 2009 upon the London Inter-Bank Offered Rate (LIBOR) plus 3.25%. The three-month LIBOR /swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 4.25% convertible senior notes is fixed and is paid semi-annually on February 15 and August 15 of each year, until maturity on August 15, 2012.

(3)	Other commitments includes the purchase commitment related to the Anchorage, Alaska cranes, restructuring liabilities, and pending settlement of the class action lawsuit.

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

The amendment to the Senior Credit Facility is intended to provide us the flexibility that we need to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.

We have made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007. Effective December 31, 2009, quarterly payments will increase to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of December 20, 2009) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of December 20, 2009). The weighted average interest rate at December 20, 2009 was approximately 5.1%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of December 20, 2009).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio and limits the level of dividends and stock repurchases in addition to other restrictions. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of December 20, 2009 and expect to be in compliance during 2010.

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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive (loss) income. As of December 20, 2009, we recorded a liability of $4.5 million, of which $0.7 million is included in other accrued liabilities and $3.8 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $0.2 million and $3.9 million in other comprehensive income (loss) for the years ended December 20, 2009 and December 21, 2008, respectively. No hedge ineffectiveness was recorded during the years ended December 20, 2009 and December 21, 2008. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

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

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 20, 2009, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

Concurrent with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions whereby if we are required to issue shares of our common stock upon conversion of the Notes, we have the option to receive up to 8.9 million shares of our common stock when the price of our common stock is between $37.13 and $51.41 per share upon conversion, and we sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of our common stock when the price of our common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million which has been accounted for as an equity transaction. We recorded a $19.1 million income tax benefit related to the cost of the hedge transaction that was subsequently fully reserved as part of recording a full valuation allowance against our deferred tax assets. We received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity.

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

As of December 20, 2009, the carrying value of goodwill related to our Horizon Lines and Horizon Logistics segments was $314.2 million and $2.9 million, respectively. Earnings estimated to be generated related to our Horizon Lines segment are expected to support the carrying value of its goodwill. Our Horizon Logistics business is currently facing the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of the goodwill related to our Horizon Logistics segment.

Performance Metrics

In addition to EBITDA and Adjusted EBITDA, we use various other non-GAAP measures such as adjusted net income, and adjusted net income per share. We believe that in addition to GAAP based financial information, the non-GAAP amounts presented below are meaningful disclosures for the following reasons: (i) each are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) each are components of the measure used by our management team to make day-to-day operating decisions, (iii) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general, (iv) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations with the impact of significant special items, and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain the non-GAAP measures as components. We acknowledge that there are limitations when using non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Similar to the amounts presented for EBITDA and Adjusted EBITDA, because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of net loss to adjusted net income and net loss per share to adjusted net income per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 20,	December 21,
	2009	2008

Net loss	$(31,272)	$(2,593)
Adjustments:
Settlement of class action lawsuit	20,000	—
Anti-trust legal expenses	12,192	10,711
Impairment charge	1,867	25,415
Restructuring charge	1,001	3,244
Loss on modification of debt	50	—
Union severance	306	765
Tax valuation allowance	10,523	—
Tax impact of adjustments	(194)	(12,364)

Total adjustments:	45,745	27,771

Adjusted net income	$14,473	$25,178

	Fiscal Years Ended
	December 20,	December 21,
	2009	2008

Net loss per share	$(1.03)	$(0.09)
Adjustments:
Settlement of class action lawsuit	0.66	—
Anti-trust legal expenses	0.40	0.35
Impairment charge	0.06	0.84
Restructuring charge	0.03	0.11
Union severance	0.01	0.03
Tax valuation allowance	0.34	—
Tax impact of adjustments	—	(0.42)

Total adjustments:	1.50	0.91

Adjusted net income per share	$0.47	$0.82

Outlook

We expect conditions in the markets where we operate to remain challenging in 2010. Some of our market economies are beginning to exhibit possible signs of modest recovery, which could be further fueled by the federal economic stimulus program. While we see the potential for volume stabilization and slight rate improvement given this scenario, we also expect ongoing fuel price volatility and increased contractual labor costs and benefits assessments through 2010. Based on these expectations, we will continue to aggressively manage costs, maintain liquidity, and closely manage cash flow. We also anticipate some ongoing antitrust-related legal fees as we continue to cooperate with the DOJ in its ongoing investigation. And like last year, we expect that first-half comparisons will be more difficult than in the second half, due to higher fuel prices, flat container rates and increased dry-dock costs. We see the potential for volumes to begin strengthening in line with seasonal and economic firming trends in the second half of the year. Lastly, we are continuing to review our Maersk agreements in anticipation of their scheduled expiration in December 2010. Key among these agreements are arrangements in which we pay Maersk for terminal services at ports in the continental United States, and those whereby Maersk pays Horizon Lines for space on our vessels that run between Asia and the U.S. West Coast.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the Senior Credit Facility. As of December 20, 2009, we had outstanding a $112.5 million term loan and $100.0 million under the revolving credit facility, which bear interest at variable rates.

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

The table below provides information about our funded debt obligations indexed to LIBOR. The principal cash flows are in thousands.

						Fair Value
						December 20,
	2010	2011	2012	Thereafter	Total	2009(1)

Liabilities
Long-term Debt:
Fixed rate	$—	$—	$330,000	$—	$330,000	$265,452
Average interest rate	4.3%
Variable rate	$18,750	$18,750	$175,000	$—	$212,500	$212,500
Average interest rate	4.2%

Interest Rate Derivatives
Interest Rate Swap:
Variable to Fixed	$96,094	$73,828	$18,750	$—	$112,500	$112,500
Average pay rate	3.2%	3.2%	3.2%
Average receive rate	0.6%	1.1%	1.4%

(1)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging.

Item 8.	Financial Statements and Supplementary Data

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 20, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 20, 2009.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 20, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 20, 2009.

Ernst and Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting, which is on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 20, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that governs the actions of all Company employees, including officers and directors. The Code of Business Conduct and Ethics is posted within the Investor Relations section of the Company’s internet website at www.horizonlines.com. The Company will provide a copy of the Code of Business Conduct and Ethics to any stockholder upon request. Any amendments to and/or any waiver from a provision of any of the Code of Business Conduct and Ethics granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Company’s internet website as soon as reasonably practical following the amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 1, 2010, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.
Index to Consolidated Financial Statements

(a)(2) Exhibits:

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-123073	9/22/05	3.1
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-32627	6/5/07	3.1
3	.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	001-32627	2/5/09
3.2		Amended and Restated Bylaws of the Registrant.	8-K	001-32627	2/4/09	3.2
3.3		Certificate of Amendment of Amended and Restated Certificates of Incorporation of the Registrant.	8-K	001-32627	6/5/07	3.1
4.1		Specimen of Common Stock Certificate.	S-1	333-123073	9/19/05	4.8
4.2		Indenture, dated August 8, 2007, by and among Horizon Lines, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/13/07	4.3
4.3		Form of Note (included in Exhibit 4.7).	8-K	001-32627	8/13/07	4.4
10.1		Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003.	S-1	333-123073	3/2/05	10.10

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.2		Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.	S-1	333-123073	3/2/05	10.26
*10	.3	Amended and Restated Put/Call Agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto.	8-K	001-32627	10/24/05	99.4
*10	.4	Form of Restricted Stock Award Agreement.	8-K	001-32627	4/30/08	10.1
10	.5†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.	S-4	333-123681	6/23/05	10.14
10	.6†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.	S-4	333-123681	3/30/05	10.15
10	.7†	TP1 Space Charter and Transportation Service Contract, dated May 9, 2004, between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	S-4	333-123681	6/23/05	10.16
10	.8.1††	Amendment No. 1 to TP1 Space Charter and Transportation Service Contract, dated November 30, 2006 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-K	001-32627	3/2/07	10.12.1
10	.8.2††	Amendment No. 2 to TP1 Space Charter and Transportation Service Contract, dated July 2, 2007 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-Q	001-32627	7/27/07	10.12.2
10	.9†	Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc., CSX Lines of Alaska, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/20/05	10.17

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.9.1††	Agreement Regarding the Container Interchange Agreement, dated November 30, 2006, among A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.13.1
10	.10†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/30/05	10.18
10	.10.1††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.14.1
10	.11.1	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.	S-4	333-123681	3/30/05	10.21
10.12		Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.	S-1	333-123073	3/2/05	10.36
10.13		Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.	S-1	333-123073	3/2/05	10.37
10.14		Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.38
10.15		Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.39
10.16		Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).	S-1	333-123073	3/2/05	10.40
10	.16.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.40.1

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.17		Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	3/2/05	10.41
10	.17.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.41.1
10.18		Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002.	S-1	333-123073	3/2/05	10.42
10	.18.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	7/29/05	10.42.1
*10	.19	Form of Directors’ and Officers’ Indemnification Agreement.	S-1	333-123073	9/19/05	10.43
10	.19.1	Form of Non-management Directors’ Indemnification Agreement	8-K	001-32627	7/18/08	10.1
*10	.20	Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan.	S-1	333-123073	9/19/05	10.44
*10	.21.1	First Amendment to Employment Agreement dated as of December 20, 2003, between Horizon Lines and John V. Keenan.	8-K	001-32627	12/21/05	10.44.1
*10	.22.1	Amended and Restated Equity Incentive Plan.	8-K	001-32627	12/19/08	10.1
*10	.23	Horizon Lines, Inc., Employee Stock Purchase Plan.	S-1	333-123073	9/19/05	10.46
*10	.24	Stock Option Award Agreement.	8-K	001-32627	4/11/06	10.1
10.25		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Eagle and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.52
10.26		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Falcon and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.53
10.27		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hunter and Horizon Lines, LLC.	S-1	333-134270	5/16/06	10.54
10.28		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Tiger and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.55

		Incorporated by Reference
Exhibit				Date of First	Exhibit	Filed
Number	Description	Form	File No.	Filing	Number	Herewith

10.29	Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hawk and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.56
10.30	Restricted Stock Agreement dated as of February 1, 2006, among Horizon Lines, Inc. and John Handy.	S-1	333-134270	5/19/06	10.59
10.31	Purchase Agreement, dated August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.1
10.32	Registration Rights Agreement, dated August 8, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.2
10.33	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.3
10.34	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.4
10.35	Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.5
10.36	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.6
10.37	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.7
10.38	Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.8
10.39	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.9
10.40	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.10
10.41	Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.11

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.42		Credit Agreement, dated August 8, 2007, by and among Horizon Lines, Inc., as Borrower; certain subsidiaries of the Borrower for time to time parties thereto, as Guarantors; the Lenders parties thereto; Wachovia Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and Goldman Sachs Credit Partners, L.P., LaSalle Bank, National Association and JP Morgan Chase Bank, N.A., as Joint Documentation Agents.	8-K	001-32627	8/13/07	10.12
10.43		First Amendment to Credit Agreement, dated June 11, 2009	8-K	001-32627	6/12/09	10.2
10.44		Settlement Agreement, dated June 11, 2009	8-K	001-32627	6/12/09	10.1
*10	.45	Restricted Stock Agreement between the Registrant and Charles G. Raymond dated June 28, 2007.	8-K	001-32627	7/3/07	10.1
*10	.46†	Form of Performance Grant Agreement for Charles G. Raymond.	8-K	001-32627	5/20/09	10.1
14		Code of Ethics.	10-K	001-32627	2/5/09	14
21		List of Subsidiaries of Horizon Lines, Inc.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

*	Exhibit represents a management contract or compensatory plan.

†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of February 2010.

HORIZON LINES, INC.

By:	/s/ Charles G. Raymond
Charles G. Raymond
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 4th day of February 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 20, 2009 and December 21, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 20, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 20, 2009 and December 21, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 20, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 22, 2008 the Company adopted Financial Accounting Standards Board Staff Position No. 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion”, now included in FASB ASC 470, “Debt with Conversion Features”, and Financial Accounting Standards Board Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now included in FASB ASC 260 “Earnings Per Share”, and retrospectively adjusted all periods presented in the consolidated financial statements referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Lines, Inc.’s internal control over financial reporting as of December 21, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 4, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited Horizon Lines, Inc.’s internal control over financial reporting as of December 20, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horizon Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Horizon Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 20, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Lines, Inc. as of December 20, 2009 and December 21, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 20, 2009 and our report dated February 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 4, 2010

Horizon Lines, Inc.

Consolidated Balance Sheets

		December 21,
	December 20,	2008
	2009	(As Adjusted)
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash	$6,419	$5,487
Accounts receivable, net of allowance	123,536	135,020
Prepaid vessel rent	4,580	4,471
Materials and supplies	30,254	23,644
Deferred tax asset	2,929	7,450
Other current assets	9,027	10,703

Total current assets	176,745	186,775
Property and equipment, net	193,438	208,453
Goodwill	317,068	317,068
Intangible assets, net	105,405	125,542
Deferred tax asset	—	10,669
Other long-term assets	25,854	24,122

Total assets	$818,510	$872,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,257	$41,947
Current portion of long-term debt	18,750	6,552
Accrued vessel rent	4,339	5,421
Other accrued liabilities	110,473	97,720

Total current liabilities	176,819	151,640
Long-term debt, net of current portion	496,105	526,259
Deferred rent	22,585	27,058
Deferred tax liability	4,248	—
Other long-term liabilities	17,475	30,836

Total liabilities	717,232	735,793

Stockholders’ equity:
Preferred stock, $.01 par value, 30,500 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,091 shares issued and 30,291 shares outstanding at December 20, 2009 and 33,808 shares issued and 30,008 shares outstanding at December 21, 2008	341	338
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	196,900	199,644
(Accumulated deficit) retained earnings	(15,874)	22,094
Accumulated other comprehensive loss	(1,551)	(6,702)

Total stockholders’ equity	101,278	136,836

Total liabilities and stockholders’ equity	$818,510	$872,629

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)
	(In thousands, except per share amounts)

Operating revenue	$1,158,481	$1,304,259	$1,206,515
Operating expense:
Cost of services (excluding depreciation expense)	954,915	1,074,675	954,006
Depreciation and amortization	44,866	45,643	47,870
Amortization of vessel dry-docking	13,694	17,162	17,491
Selling, general and administrative	102,231	108,206	90,978
Settlement of class action lawsuit	20,000	—	—
Impairment charge	1,867	25,415	—
Restructuring charge	1,001	3,244	—
Miscellaneous expense	1,069	2,898	997

Total operating expense	1,139,643	1,277,243	1,111,342

Operating income	18,838	27,016	95,173
Other expense (income):
Interest expense, net	39,675	41,399	44,875
Loss on modification/early extinguishment of debt	50	—	38,546
Other expense (income), net	18	(62)	79

(Loss) income before income taxes	(20,905)	(14,321)	11,673
Income tax expense (benefit)	10,367	(11,728)	(15,152)

Net (loss) income	$(31,272)	$(2,593)	$26,825

Net (loss) income per share:
Basic	$(1.03)	$(0.09)	$0.81
Diluted	$(1.03)	$(0.09)	$0.79
Number of shares used in calculations:
Basic	30,451	30,278	33,328
Diluted	30,451	30,278	33,865
Cash dividends declared per share	$0.44	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(31,272)	$(2,593)	$26,825
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,235	24,343	27,631
Amortization of intangibles	20,631	21,300	20,239
Amortization of vessel dry-docking	13,694	17,162	17,491
Impairment charge	1,867	25,415	—
Restructuring charge	1,001	3,244	—
Amortization of deferred financing costs	2,947	2,693	2,973
Deferred income taxes	10,396	(12,985)	(15,152)
Gain on equipment disposals	(154)	(24)	(171)
Loss on early modification/extinguishment of debt	50	—	38,546
Accretion on 11% senior discount notes	—	—	6,062
Accretion on 4.25% convertible notes	10,011	8,901	3,204
Stock-based compensation	3,096	3,651	3,769
Tax benefit from exercise of stock options	—	—	101
Changes in operating assets and liabilities:
Accounts receivable, net	11,763	5,854	(12,653)
Materials and supplies	(6,739)	7,636	(7,368)
Other current assets	1,245	23	(3,340)
Accounts payable	1,310	1,625	11,106
Accrued liabilities	16,515	(2,721)	(15,305)
Vessel rent	(4,874)	(4,883)	(26,013)
Vessel dry-docking payments	(14,735)	(13,913)	(21,414)
Other assets/liabilities	(3,488)	4,640	(1,694)

Net cash provided by operating activities	57,498	89,368	54,837

Cash flows from investing activities:
Purchases of equipment	(13,050)	(39,149)	(31,426)
Purchases of businesses, net of cash acquired	—	(198)	(31,323)
Proceeds from sale of equipment	1,237	500	3,362

Net cash used in investing activities	(11,813)	(38,847)	(59,387)

Cash flows from financing activities:
Borrowing under revolving credit facility	64,000	78,000	163,500
Payments on revolving credit facility	(84,000)	(80,000)	(41,500)
Payments of long-term debt	(7,968)	(6,538)	(517,167)
Dividend to stockholders	(13,397)	(13,273)	(14,653)
Payment of financing costs	(3,492)	(139)	(12,912)
Common stock issued under employee stock purchase plan	104	38	29
Purchase of treasury stock	—	(29,330)	(49,208)
Payments on capital lease obligation	—	(81)	(152)
Proceeds from exercise of stock options	—	13	216
Tax deficiency from exercise of stock options	—	—	(101)
Proceeds from issuance of convertible notes	—	—	330,000
Borrowing of term loan	—	—	125,000
Purchase of call options	—	—	(52,541)
Sale of common stock warrants	—	—	11,958
Redemption premiums	—	—	(25,592)

Net cash used in financing activities	(44,753)	(51,310)	(83,123)

Net increase (decrease) in cash	932	(789)	(87,673)
Cash at beginning of year	5,487	6,276	93,949

Cash at end of year	$6,419	$5,487	$6,276

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Retained	Accumulated
				Additional	Earnings	Other
	Common	Common	Treasury	Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	Capital(1)	Deficit)(1)	Loss	Equity
	(In thousands)

Stockholders’ equity at December 24, 2006	33,591	$336	$—	$179,599	$29,353	$(1,011)	$208,277
Effect of the adoption of FIN 48	—	—	—	—	(3,530)	—	(3,530)
Effects of changing pension plan measurement date pursuant to FAS 158					(35)	8	(27)
Exercise of stock options	21	—	—	216	—	—	216
Purchase of call spread options, net of tax benefits of $19,179	—	—	—	(33,362)	—	—	(33,362)
Sale of common stock warrants	—	—	—	11,958	—	—	11,958
Tax deficiency from exercise of stock options	—	—	—	101	—	—	101
Dividend to shareholders	—	—	—	—	(14,653)	—	(14,653)
Stock-based compensation	—	—	—	3,769	—	—	3,769
Stock issued under Employee Stock Purchase Plan	62	1	—	1,479	—	—	1,480
Common stock repurchases	(2,172)	—	(49,208)	—	—	—	(49,208)
Effects of the adoption of FSP APB 14-1	—	—	—	30,865	—	—	30,865
Net income	—	—	—	—	26,825	—	26,825
Unrecognized actuarial gains, net of tax	—	—	—	—	—	597	597
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	101	101

Comprehensive income							27,523

Stockholders’ equity at December 23, 2007	31,502	337	(49,208)	194,625	37,960	(305)	183,409

Exercise of stock options	1	—	—	13	—	—	14
Vesting of restricted stock	15	—	—	(34)	—	—	(34)
Dividend to shareholders	—	—	—	—	(13,273)	—	(13,273)
Stock-based compensation	—	—	—	3,651	—	—	3,651
Stock issued under Employee Stock Purchase Plan	118	1	—	1,389	—	—	1,389
Common stock repurchases	(1,628)	—	(29,330)	—	—	—	(29,330)
Net loss	—	—	—	—	(2,593)	—	(2,593)
Unrecognized actuarial losses, net of tax	—	—	—	—	—	(4,095)	(4,095)
Fair value of interest rate swap, net of tax	—	—	—	—	—	(2,402)	(2,402)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	100	100

Comprehensive loss							(8,990)

Stockholders’ equity at December 21, 2008	30,008	338	(78,538)	199,644	22,094	(6,702)	136,836

Vesting of restricted stock	121	1	—	(178)	—	—	(177)
Dividend to shareholders	—	—	—	(6,701)	(6,696)	—	(13,397)
Stock-based compensation	—	—	—	3,582	—	—	3,582
Stock issued under Employee Stock Purchase Plan	162	2	—	553	—	—	555
Net loss	—	—	—	—	(31,272)	—	(31,272)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	4,475	4,475
Fair value of interest rate swap, net of tax	—	—	—	—	—	229	229
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	447	447

Comprehensive loss							(26,121)

Stockholders’ equity at December 20, 2009	30,291	$341	$(78,538)	$196,900	$(15,874)	$(1,551)	$101,278

(1)	Adjusted as a result of the retrospective adoption of FSP APB 14-1.

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, now included within FASB ASC 105, is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have an impact on the Company’s consolidated results of operations and financial position, but changes the referencing system for accounting standards.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion”, now included within FASB ASC 470 “Debt with Conversion and Other Options” (“FASB ASC 470-20”). FASB ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase the Company’s cash interest

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

payments. FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Notes (as defined in Note 10) are within the scope of FASB ASC 470-20. The Company has adopted the provisions of FASB ASC 470-20, and as such, has adjusted the reported amounts in its Statements of Operations for the years ended December 21, 2008 and December 23, 2007 and its Balance Sheets as of December 21, 2008 and December 23, 2007 as follows (in thousands except per share amounts):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Interest expense, net	$32,498	$8,901	$41,399	$41,672	$3,203	$44,875
Income tax (benefit) expense	(8,479)	(3,249)	(11,728)	(13,983)	(1,169)	(15,152)
Net income (loss)	3,059	(5,652)	(2,593)	28,859	(2,034)	26,825
Net income (loss) per share
Basic	0.10	(0.19)	(0.09)	0.87	(0.06)	0.81
Diluted	0.10	(0.19)	(0.09)	0.85	(0.06)	0.79
Balance Sheet
Intangible assets, net	$126,697	$(1,155)	$125,542	$152,031	$(1,495)	$150,536
Deferred tax assets	23,992	(13,323)	10,669	4,060	(4,060)	—
Total assets	887,107	(14,478)	872,629	926,441	(5,555)	920,886
Long-term debt, net of current	563,916	(37,657)	526,259	572,469	(46,898)	525,571
Deferred tax liabilities	—	—	—	—	12,512	12,512
Additional paid in capital	168,779	30,865	199,644	163,760	30,865	194,625
Retained earnings	29,780	(7,686)	22,094	39,994	(2,034)	37,960
Total liabilities and stockholders’ equity	887,107	(14,478)	872,629	926,441	(5,555)	920,886

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, now included within FASB ASC 260 “Earnings Per Share” (“FASB ASC 260”). FASB ASC 260-10-45 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company has adopted the provisions of FASB ASC 260-10-45 and as such, has adjusted the reported amounts

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

of basic and diluted shares outstanding for the years ended December 21, 2008 and December 23, 2007 as follows (in thousands):

	Year Ended December 21, 2008			Year Ended December 23, 2007
	As		As	As		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Statement of Operations
Denominator for basic net income per share	29,963	315	30,278	33,221	107	33,328
Effect of dilutive securities	368	(123)	245	638	(101)	537

Denominator for diluted net income per share	30,331	192	30,523	33,859	6	33,865

2.	Significant Accounting Policies

Cash

Cash of the Company consists principally of cash held in banks and temporary investments having a maturity of three months or less at the date of acquisition.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable reflective of its historical collection experience. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligation to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for the bad debts against amounts due. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. The Company does not require collateral from its trade customers.

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue. During 2009, average revenue adjustments per month were approximately $0.5 million, on average total revenue per month of approximately $96.5 million (less than 0.5% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average total monthly revenue adjustments and the average lag for identifying and processing these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 80-90 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The allowance for doubtful accounts and revenue adjustments approximated $7.6 million at December 20, 2009 and $8.2 million at December 21, 2008.

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

Vessel Dry-docking

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. United States Coast Guard regulations generally require that vessels be dry-docked twice every five years. The costs of these scheduled dry-dockings are customarily capitalized and are then amortized over a 30-month period beginning with the accounting period following the vessel’s release from dry-dock, because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements,.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

of 15 years. The Company amortizes debt issue cost using the effective interest method over the term of the related debt.

Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests as of the first day of the fourth quarter. At least annually, or sooner if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss might be recognized.

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

Insurance Reserves

The Company maintains insurance for casualty, property and health claims. Most of the Company’s insurance arrangements include a level of self-insurance. Reserves are established based on the value of cargo damaged and the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

Derivative Instruments

The Company recognizes all derivative instruments in the financial statements at fair value.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is required to recognize the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of other accumulated comprehensive income in the year they occur. The pension plan and the post-retirement benefit plans are in an underfunded status.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, these participating securities are included in the denominator for basic net income (loss) per share. Diluted net income per share is computed using the weighted daily average number of shares of common stock

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

outstanding for the period plus dilutive potential common shares, including stock options and warrants using the treasury-stock method and from convertible preferred stock using the “if converted” method.

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2009, the fiscal period began on December 22, 2008 and ended on December 20, 2009. For fiscal year 2008, the fiscal period began on December 24, 2007 and ended on December 21, 2008. For fiscal year 2007, the fiscal period began on December 25, 2006 and ended on December 23, 2007.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), now included in FASB ASC 810. FASB ASC 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. FASB ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company is in the process of determining the impact the adoption of FASB ASC 810 will have on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), now included in FASB ASC 860. FASB ASC 860 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company is in the process of determining the impact the adoption of FASB ASC 860 will have on its results of operations and financial position

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now referred to as FASB ASC 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on the Company’s consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, now included within FASB ASC 815. FASB ASC 815 requires companies with

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information

On December 25, 2006, the Company recorded a $3.5 million increase in the liability for unrecognized tax benefit, which was accounted for as a reduction to retained earnings. The Company’s employee stock purchase plan contains a dividend reinvestment provision. As such, during 2009, 2008 and 2007, the Company retained a total of $0.1 million, $38 thousand and $29 thousand, respectively, related to quarterly dividends paid on outstanding shares purchased through the employee stock purchase plan and issued 26 thousand, 8 thousand, and 1 thousand shares, respectively, of its common stock.

Cash payments (refunds) for interest and income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 20,	December 21,	December 23,
	2009	2008	2007

Interest	$25,753	$29,116	$33,277
Income taxes	(678)	711	444

3.	Restructuring Charge

The Company completed a non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees and resulted in a $4.0 million restructuring charge. Of the $4.0 million, $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. Of the $0.8 million recorded during the first quarter of 2009, $0.7 million was included within the Horizon Lines segment and the remaining $35 thousand was included in the Horizon Logistics segment. In addition, during the quarter ended June 21, 2009, the Company recorded an additional $0.2 million of severance costs related to the elimination of certain positions in connection with the loss of a major customer and reorganization within the Horizon Logistics segment.

The following table presents the restructuring reserves at December 20, 2009, as well as activity during the year (in thousands):

	Balance at					Balance at
	December 21,				Charged to Other	December 20,
	2008	Provision	Payments	Adjustments	Accounts(1)	2009

Personnel related costs	$3,132	$1,148	$(3,501)	$(144)	$(485)	$150
Other associated costs	65	25	(62)	(28)	—	—

Total	$3,197	$1,173	$(3,563)	$(172)	$(485)	$150

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.

In the consolidated balance sheet, the reserve for restructuring costs is recorded in other accrued liabilities.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Impairment Charges

The following table presents the components of the impairment charges (in thousands):

	Fiscal Years Ended
	December 20,	December 21,
	2009	2008

Vessels	$1,867	$3,292
Goodwill	—	17,650
Equipment	—	2,738
Customer relationships	—	1,735

Total	$1,867	$25,415

Vessels

During 2006, the Company completed a series of agreements to charter five new non-Jones Act qualified container vessels (the “new vessels”). These new vessels were deployed in the Company’s trade routes between the U.S. west coast and Asia and Guam. As a result of the deployment of the new vessels, five of the Company’s Jones Act qualified vessels became spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. The Company maintains one vessel for seasonal deployment in the Alaska trade, and one dry-dock relief vessel on both the U.S east coast and U.S. west coast. The remaining two spare vessels were tested for potential impairment. The fair value of each of the spare vessels was determined using the scrap value less certain costs to sell the assets. The carrying value of the vessels was in excess of the fair value, and as such, during the year ended December 21, 2008 the Company recorded an impairment charge of $3.3 million to write down the carrying value of the vessels to their fair value. During the year ended December 20, 2009 the Company recorded an additional write-down of $1.9 million related to its spare vessels.

Goodwill

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. During 2007, the Company completed the acquisition of Aero Logistics. The Company performs tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Impairment tests for goodwill require a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of goodwill. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use. The Company uses a discount rate that is commensurate with the risk inherent in the projected cash flows. The implied fair value of Aero Logistics’ goodwill of $2.9 million resulted in an impairment charge of $17.7 million during 2008 based on the carrying amount of $20.6 million.

Equipment

During 2008, in response to the continued deterioration in the Company’s shipping volumes, the Company reviewed its inventory of owned and leased equipment. The company identified certain of its

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

owned and leased equipment that were not expected to be employed during the foreseeable future or that would be returned to the lessor. As a result, the Company recorded a charge of $2.7 million related to the impaired equipment.

Customer Relationships

Identifiable intangible assets were acquired in connection with the purchase of Aero Logistics. The management of Aero Logistics maintained strong relationships within certain of its customers, and as such, a portion of the purchase price was allocated to a customer relationship intangible asset. However, in an effort to consolidate services with one carrier, one of Aero Logistics’ major customers has shifted the majority of its shipping and retail replenishment activities to another carrier. As a result, future cash flows generated from this customer are expected to be minimal, and an impairment charge of $1.7 million was recorded in the fourth quarter of 2008 in order to remove the net book value of the customer relationship intangible asset.

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

The following table presents pro-forma financial information as though the acquisitions had occurred on December 25, 2006 (in thousands, except per share amounts):

Fiscal Year Ended
December 23,
2007
(As Adjusted)

Operating revenue	$1,233,749
Net income	26,830
Earnings per share (basic)	0.81
Earnings per share (diluted)	0.79

6.	Segment Reporting

The Company’s services can be classified into two principal businesses referred to as Horizon Lines and Horizon Logistics. Through Horizon Lines, the Company provides container shipping services and terminal services primarily in the non-contiguous domestic U.S. trades, owning or leasing vessels comprising a fleet of 20 U.S.-flag containerships and five port terminals linking the continental U.S. with Alaska, Hawaii, Guam, Micronesia, Asia and Puerto Rico. Horizon Logistics was created in September 2007 to manage the Company’s then existing customized logistics solutions and to focus on the growth and further development of integrated logistics services. Horizon Lines also provides certain ground transportation services to its customers.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to 2008, the Company did not maintain a separate business plan for Horizon Logistics. As such, the Company’s chief operating decision maker did not evaluate the performance of Horizon Logistics separately from that of Horizon Lines. During the first quarter of 2008, the Company began measuring the financial results for both Horizon Lines and Horizon Logistics separately. Therefore, the Company separately reports Horizon Lines and Horizon Logistics as segments.

Inter-segment revenue is presented at prices which approximate market. The information below contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate interest expense or income taxes to its segments. All inter-segment revenue, expense, asset, and liability balances have been eliminated in consolidation. Certain segment information for the fiscal years ended December 21, 2008 and December 23, 2007 has been reclassified to conform to the presentation for the fiscal year ended December 20, 2009. The following table presents information about the results of operations and the assets of the Company’s two reportable segments (in thousands):

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)

Operating revenue:
Horizon Lines	$1,123,953	$1,268,418	$1,190,922
Horizon Logistics	156,668	227,668	190,607

	1,280,621	1,496,086	1,381,529
Inter-segment revenue	(122,140)	(191,827)	(175,014)

Consolidated operating revenue	$1,158,481	$1,304,259	$1,206,515

Depreciation and amortization:
Horizon Lines	$57,995	$61,729	$59,160
Horizon Logistics	565	1,106	6,201

	58,560	62,835	65,361
Eliminations	—	(30)	—
Consolidated depreciation and amortization	$58,560	$62,805	$65,361

Segment operating income (loss):
Horizon Lines	$27,318	$50,107	$102,412
Horizon Logistics	(8,480)	(23,091)	(7,239)

Consolidated operating income	18,838	27,016	95,173
Unallocated interest expense, net	39,675	41,399	44,875
Loss on early extinguishment of debt	50	—	38,546
Unallocated other expense (income), net	18	(62)	79

Consolidated (loss) income before income tax (benefit) expense	$(20,905)	$(14,321)	$11,673

Capital expenditures:
Horizon Lines	$12,931	$38,638	$31,426
Horizon Logistics	119	511	—

Consolidated capital expenditures	$13,050	$39,149	$31,426

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

		December 21,
	December 20,	2008
	2009	(As Adjusted)

Segment assets:
Horizon Lines	$804,705	$860,721
Horizon Logistics	13,805	11,908

Consolidated assets	$818,510	$872,629

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 20,	December 21,
	2009	2008

Vessels	$147,823	$149,557
Containers	24,035	24,099
Chassis	14,599	14,713
Cranes	36,965	26,852
Machinery & equipment	28,637	26,127
Facilities & land improvement	24,006	20,718
Software	24,072	20,875
Construction in progress	22,541	34,382

Total property and equipment	322,678	317,323
Accumulated depreciation	(129,240)	(108,870)

Property and equipment, net	$193,438	$208,453

The increase in facilities and land improvement is primarily due to certain assets related to the San Juan, Puerto Rico port redevelopment project being completed and placed into service. Construction in progress includes $16.9 million of payments for new cranes in the Company’s Anchorage, Alaska terminal. The cranes are expected to become operational in late 2011. During the years ended December 20, 2009 and December 21, 2008, the Company capitalized interest totaling $0.4 million and $0.3 million, respectively, related to this long term project.

The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $9.2 million, $12.3 million and $11.7 million for the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively.

Depreciation expense related to capitalized software was $2.3 million, $1.5 million and $5.3 million for the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

		December 21,
	December 20,	2008
	2009	(As Adjusted)

Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,831	11,388
Non-compete agreements	262	262

Total intangibles with definite lives	221,368	217,925
Less: accumulated amortization	(115,963)	(92,383)

Net intangibles with definite lives	105,405	125,542
Goodwill	317,068	317,068

Total intangible assets, net	$422,473	$442,610

Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2010	$23,965
2011	23,697
2012	19,593
2013	12,158
2014	6,563

Changes in the carrying amount of goodwill during the years ended December 21, 2008, and December 20, 2009 are as follows (in thousands):

	Horizon	Horizon
	Lines	Logistics	Total

Balance at December 23, 2007	$314,149	$20,522	$334,671
Impairment loss recognized	—	(17,650)	(17,650)
Other	—	47	47

Balance at December 21, 2008 and December 20, 2009	$314,149	$2,919	$317,068

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 20,	December 21,
	2009	2008

Vessel operations	$17,922	$18,681
Payroll and employee benefits	17,035	13,943
Marine operations	10,668	12,162
Terminal operations	10,481	11,847
Fuel	9,418	7,443
Interest	7,298	6,437
Settlement of class action lawsuit	15,000	—
Restructuring costs	150	3,069
Other liabilities	22,501	24,138

Total other accrued liabilities	$110,473	$97,720

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

		December 21,
	December 20,	2008
	2009	(As Adjusted)

Term loan	$112,500	$118,750
Revolving credit facility	100,000	120,000
4.25% convertible senior notes	302,355	292,343
Other	—	1,718

Total long-term debt	514,855	532,811
Current portion	(18,750)	(6,552)

Long-term debt, net of current	$496,105	$526,259

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

The amendment to the Senior Credit Facility is intended to provide the Company the flexibility that it needs to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.

The Company has made quarterly principal payments on the term loan of approximately $1.6 million since December 31, 2007. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of December 20, 2009) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of December 20, 2009). The weighted average interest rate at December 20, 2009 was approximately 5.1%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of December 20, 2009).

The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of December 20, 2009. As of December 20, 2009, total unused borrowing capacity under the revolving credit facility was $113.9 million, after taking into account $100.0 million outstanding under the revolver and $11.1 million utilized for outstanding letters of credit. Based on the Company’s leverage ratio, borrowing availability under the revolving credit facility was $97.7 million as of December 20, 2009.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 20, 2009, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million which has been accounted for as an equity transaction. The Company recorded a $19.1 million income tax benefit related to the cost of the hedge transaction that was subsequently fully reserved as part of recording a full valuation allowance against deferred tax assets. The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity.

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

Other Debt

In conjunction with the acquisition of HSI during 2007, the Company assumed a $2.2 million note payable. The note was paid in full during 2009.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 20, 2009 and December 21, 2008 were $478.0 million and $389.7 million, respectively. The fair value of the Notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

Annual maturities of long-term debt obligations are as follows (in thousands):

2010	$18,750
2011	18,750
2012	505,000

$542,500

11.	Fair Value Measurement

U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

On a recurring basis, the Company measures the market value of its pension plan assets at their estimated fair value. The fair value of the pension plan assets is determined by using quoted market prices in active markets.

On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $4.5 million is classified within level 2 of the fair value hierarchy.

No other assets or liabilities are measured at fair value under the hierarchy as of December 20, 2009.

12.	Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

method and from convertible stock using the “if converted” method (in thousands, except per share amounts):

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)

Numerator:
Net (loss) income	$(31,272)	$(2,593)	$26,825

Denominator:
Denominator for basic (loss) income per common share:
Weighted average shares outstanding	30,451	30,278	33,328

Effect of dilutive securities:
Stock-based compensation	—	—	537

Denominator for diluted net (loss) income per common share	30,451	30,278	33,865

Basic net (loss) income per common share	$(1.03)	$(0.09)	$0.81

Diluted net (loss) income per common share	$(1.03)	$(0.09)	$0.79

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 221 thousand, 316 thousand, and 107 thousand shares have been included in the denominator for basic net (loss) income per share for these participating securities during the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively. In addition, a total of 346 thousand and 245 thousand shares have been excluded from the denominator for diluted net loss per common share during the years ended December 20, 2009 and December 21, 2008, respectively, as the impact would be anti-dilutive.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of December 20, 2009, the Company recorded a liability of $4.5 million, of which $0.7 million is included in other accrued liabilities and $3.8 million is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company also recorded $0.2 million and $3.9 million in other comprehensive income (loss) for the years ended December 20, 2009 and December 21, 2008, respectively. No hedge ineffectiveness was recorded during the years ended December 20, 2009 or December 21, 2008. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

14.	Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $104.2 million, $106.9 million and $96.4 million for the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively.

Future minimum lease obligations at December 20, 2009 are as follows (in thousands):

Non-Cancelable
Fiscal Year Ending	Operating
December	Leases

2010	$107,389
2011	65,491
2012	66,571
2013	73,251
2014	94,202
Thereafter	173,445

Total future minimum lease obligation	$580,349

15.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. Historically, the Company has matched 100% of employee contributions up to 6% of qualified compensation. However, during the fourth quarter of 2009, the Company reduced its match to 50% of employee contributions up to 6% of qualified compensation. The cost for this benefit totaled $2.1 million, $2.5 million and $2.3 million for the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively. The Company also administers a 401(k) plan for certain union employees with no Company match.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 20, 2009. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.8 million during the year ended December 20, 2009 and $0.4 million during each of the years ended December 21, 2008 and December 23, 2007. The plan was underfunded by $1.1 million and $3.4 million at December 20, 2009 and December 21, 2008, respectively.

As part of the acquisition of HSI during 2007, the Company assumed net liabilities related to a pension plan covering approximately 50 salaried employees. The pension plan was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.3 million, $0.1 million and $37 thousand during the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively. The plan was underfunded by $2.6 million and $3.7 million at December 20, 2009 and December 21, 2008, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.8 million during the year ended December 20, 2009 and $0.6 million during each of the years ended December 21, 2008 and December 23, 2007. The post-retirement benefit plan was underfunded by $3.5 million and $3.9 million at December 20, 2009 and December 21, 2008, respectively.

As part of the acquisition of HSI during 2007, the Company assumed liabilities related to post-retirement medical, dental and life insurance benefits for eligible active and retired employees. Effective June 25, 2007, the plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.4 million, $0.3 million and $0.2 million during the years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively. The plan was underfunded by $5.4 million and $6.2 million at December 20, 2009 and December 21, 2008, respectively.

Obligations and Funded Status

	Pension		Post-retirement
	Plans		Benefit Plans
	2009	2008	2009	2008
	(In thousands)
Change in Benefit Obligation
Beginning obligations	$(11,788)	$(9,107)	$(10,123)	$(7,377)
Service cost	(356)	(273)	(562)	(425)
Interest cost	(638)	(553)	(545)	(442)
Amendments	—	(1,526)	—	(406)
Actuarial gain (loss)	1,648	(680)	1,877	(1,861)
Benefits paid	363	351	428	388

Ending obligations	(10,771)	(11,788)	(8,925)	(10,123)

Change in Plans’ Assets
Beginning fair value	4,700	5,742	—	—
Actual return on plans’ assets	1,212	(1,592)	—	—
Employer contributions	1,514	901	—	—
Benefits paid	(362)	(351)	—	—

Ending fair value	7,064	4,700	—	—

Funded status at end of year	$(3,707)	$(7,088)	$(8,925)	$(10,123)

Net Periodic Benefit Cost

	Pension		Post-retirement
	Plans		Benefit Plans
	2009	2008	2009	2008
	(In thousands)
Service cost	$356	$273	$562	$425
Interest cost	638	553	545	442
Expected return on plan assets	(420)	(449)	—	—
Amortization of prior service cost	255	—	103	59
Amortization of transition obligation	102	102	—	—
Amortization of loss (gain)	125	—	31	(21)

Net periodic benefit cost	$1,056	$479	$1,241	$905

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rate Assumptions

	Pension		Post-retirement
	Benefits		Benefits
	2009	2008	2009	2008
Weighted-average discount rate used in determining net periodic cost	5.5%	6.2%	5.5%	6.2%
Weighted-average expected long-term rate of return on plans’ assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	6.4%	5.5%	6.4%	5.5%
Assumed health care cost trend:
Initial trend	N/A	N/A	9.00%	9.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $1.2 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.2 million and the Company’s benefit obligation will decrease $1.0 million. Expected Company contributions during 2010 total $0.6 million, all of which is related to the pension plan. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Post-retirement
Fiscal Year Ending	Benefits	Benefits

2010	$426	$420
2011	465	438
2012	546	469
2013	571	477
2014	596	478
2015-2019	3,873	2,673

	$6,477	$4,955

The Company’s pension plans’ investment policy and weighted average asset allocations at December 20, 2009 and December 21, 2008 by asset category, are as follows:

	Pension Benefits at	Pension Benefits at
	December 20,	December 21,
Asset Category	2009	2008

Cash	1%	5%
Equity securities	63%	58%
Debt securities	36%	37%

	100%	100%

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

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $10.4 million during the year ended December 20, 2009 and $9.9 million during each of the years ended December 21, 2008 and December 23, 2007. In addition to the higher contributions as a result of negative investment performance and lower discount rates due to falling interest rates, the Company has made additional payments related to assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of income (in thousands):

	Fiscal Years Ended
	December 20,	December 21,	December 23,
	2009	2008	2007

Stock options	$1,223	$1,585	$1,667
Restricted stock	1,743	1,779	1,875
Employee stock purchase plan	130	287	227

Total	$3,096	$3,651	$3,769

The Company recognized deferred tax assets related to stock-based compensation of $0.1 million, $1.1 million and $0.7 million during the fiscal years ended December 20, 2009, December 21, 2008 and December 23, 2007, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

The Company maintains a stock plan for the grant of stock options and restricted stock awards to key employees of the Company. Under the Plan, up to an aggregate of 3,088,668 shares of common stock may be issued, of which, 852,093 shares are available for future issuance as of December 20, 2009. Under the 2009 Plan, up to an aggregate of 1,000,000 shares of common stock may be issued, of which, 879,833 shares are available for future issuance as of December 20, 2009. Stock options granted under the plan have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company. The Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approves the grants of nonqualified stock options by the Company, pursuant to the Company’s Amended and Restated Equity Incentive Plan. These options are granted on such approval date.

The weighted average grant date fair values of options granted during 2008 and 2007 were $3.97 and $10.58, respectively. A total of 562,815 shares vested during 2009. The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the option’s vesting period using the straight-line attribution approach:

	2009	2008	2007

Expected dividend yield	N/A	3.4%-4.7%	1.3%
Expected stock price volatility	N/A	33.3%-35.7%	27.0%
Weighted average risk-free interest rate	N/A	3.44%-3.69%	4.51%
Expected life of options (years)	N/A	6.5	6.5

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

As of December 20, 2009, there was $0.6 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 0.7 years. As part of the restructuring plan, the Company accelerated the vesting of 95,000 stock options which resulted in $0.1 million of compensation cost.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity under the Company’s stock plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)

Outstanding at December 24, 2006	1,291,008	$11.35	9.16	$20,975
Granted	329,000	33.51
Exercised(a)	(21,000)	10.00
Forfeited	—	—

Outstanding at December 23, 2007	1,599,008	15.93	8.40	$9,696
Granted	209,000	14.38
Exercised(a)	(1,312)	10.00
Forfeited	(172,754)	15.57

Outstanding at December 21, 2008	1,633,942	15.77	7.55	$—
Granted	—	—
Exercised	—	—
Forfeited	(80,952)	18.63
Expired	(37,800)	10.00

Outstanding at December 20, 2009	1,515,190	$15.77	6.68	$—

Vested or expected to vest at December 20, 2009	1,506,127	$15.75	6.67	$—

Exercisable at December 20, 2009	1,090,154	$11.84	6.11	$—

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 21, 2008 and December 23, 2007 was $2 thousand and $0.3 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plan for the years ended December 21, 2008 and December 23, 2007 was $13 thousand and $0.2 million, respectively.

Restricted Stock

On June 12, 2009, the Company granted 12,320 shares of restricted stock each to all non-employee members on the Company’s Board of Directors. The grant date fair value of the restricted shares was $4.87 per share and the shares will vest in full on June 12, 2010. On June 19, 2009, the Company granted 15,235 shares of restricted stock to the lead independent director of the Company’s Board of Directors. The grant date fair value of the restricted shares was $3.61 per share and the shares will vest in full on June 19, 2010. On March 18, 2009, the Company granted a total of 444,500 shares of restricted stock to certain employees of the Company and its subsidiaries. The grant date fair value of the restricted shares was $3.38 per share. Of the 444,500 shares granted, 293,250 will vest in full on March 18, 2012. The remaining 151,250 restricted shares were performance based shares and would have vested in full on March 18, 2011 provided an earnings per share performance target for the Company’s fiscal year 2009 was met. The earnings per share performance target was not met and the performance based restricted shares have been forfeited. On September 1, 2009, the Company granted a total of 18,692 shares of restricted stock to certain employees of the Company and its subsidiaries. The grant date fair value of the restricted shares was $5.35 per share. The restricted shares will vest in full on September 1, 2012.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s restricted stock awards is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date

Nonvested at December 24, 2006	70,000	$12.57
Granted	237,559	31.96
Vested	—	—
Forfeited	—	—

Nonvested at December 23, 2007	307,559	27.54
Granted	182,827	31.96
Vested	(17,440)	34.42
Forfeited	(44,134)	27.70

Nonvested at December 21, 2008	428,812	21.39
Granted	576,987	3.70
Vested	(120,777)	12.75
Forfeited	(277,801)	12.86

Nonvested at December 20, 2009	607,221	$10.21

As of December 20, 2009, there was $1.4 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years. As part of the restructuring plan, the Company accelerated the vesting of 70,000 restricted shares which resulted in $0.4 million of compensation cost.

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company had reserved 308,866 shares of its common stock for issuance under the ESPP. On June 2, 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”). The 2009 ESPP reserved an additional 600,000 shares of its common stock for future purchases. As of December 20, 2009, there were 543,266 shares of common stock reserved for issuance under the ESPP.

Employees generally are eligible to participate in the 2009 ESPP if they are employed before the beginning of the applicable purchase period, are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the 2009 ESPP, 5% stockholders of the Company or any of its designated subsidiaries. Participation in the 2009 ESPP will end automatically upon termination of employment. Eligible employees are permitted to acquire shares of common stock through payroll deductions within a percentage range of their salary as determined by the Company’s Compensation Committee. Such employee purchases are subject to maximum purchase limitations.

The 2009 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate on July 1, 2016 unless it terminates earlier under the terms of the ESPP. The Board of Directors and the Compensation Committee have the authority to amend, terminate or extend the term of the ESPP, except that no action may adversely affect any outstanding options previously granted under the plan and stockholder approval is required to increase the number of shares issued or to change the terms of eligibility. The

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Board of Directors and the Compensation Committee are able to make amendments to the ESPP as it determines to be advisable if the financial accounting treatment for the 2009 ESPP changes from that in effect on the date the 2009 ESPP was adopted by the Board of Directors.

The Company estimates the fair value of each share of stock using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the plan purchase period using the straight-line attribution approach:

	2009	2008

Expected dividend yield	7.5%-11.8%	2.4%-12.6%
Expected stock price volatility	83.15%-110.7%	66.4%-86.7%
Weighted average risk-free interest rate	0.10%-0.17%	0.85%-3.92%
Expected term (years)	0.25	0.25
Fair value at grant date	$1.25-$1.57	$0.78-$3.78

As of December 20, 2009, there was no unrecognized compensation expense related to the ESPP.

17.	Income Taxes

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

During the second quarter of 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize our deferred tax assets. Accordingly, the Company recorded a valuation allowance against our deferred tax assets. Although the Company has recorded a valuation allowance against our deferred tax assets, it does not affect its ability to utilize deferred tax assets to offset future taxable income. Until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.

During 2006, the Company elected the application of tonnage tax. Prior to the establishment of a full valuation allowance, the Company’s effective tax rate was impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and fluctuated based on the ratio of income from qualifying and non-qualifying activities. The Company’s effective tax rate for the years ended December 20, 2009, December 21, 2008 and December 23, 2007 was (49.6)%, 81.9% and (129.8)%, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)

Current:
Federal	$(247)	$1,096	$—
State/territory	218	161	—

Total current	(29)	1,257	—

Deferred:
Federal	10,359	(12,630)	(13,808)
State/territory	37	(355)	(1,344)

Total deferred	10,396	(12,985)	(15,152)

Income tax expense (benefit)	$10,367	$(11,728)	$(15,152)

The difference between the income tax expense (benefit) and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Years Ended
		December 21,	December 23,
	December 20,	2008	2007
	2009	(As Adjusted)	(As Adjusted)

Income tax (benefit) expense at statutory rates:	$(7,317)	$(5,012)	$4,086
State/territory, net of federal income tax benefit (excluding valuation allowance)	(1,067)	(396)	(172)
Qualifying shipping income	3,280	(6,725)	(11,837)
Valuation allowance	15,001	—	—
Revaluation of deferred taxes for tonnage tax regime	—	—	(7,702)
Other Items	470	405	473

Income tax expense (benefit)	$10,367	$(11,728)	$(15,152)

The Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $15 thousand and $0.1 million as a decrease directly to additional paid-in capital for the years ended December 21, 2008 and December 23, 2007, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities are as follows (in thousands):

		December 21,
	December 20,	2008
	2009	(As Adjusted)

Deferred tax assets:
Leases	$10,011	$10,968
Convertible note hedge	1,294	1,395
Allowance for doubtful accounts	1,356	975
Net operating losses and AMT carryforwards	28,965	34,292
Post retirement benefits	1,374	970
Other	10,682	12,799
Valuation allowances	(14,248)	(1,262)

Total deferred tax assets	39,434	60,137
Deferred tax liabilities:
Depreciation	(16,521)	(17,628)
Capital construction fund	(14,211)	(12,907)
Intangibles	(8,215)	(9,223)
Other	(1,806)	(2,260)

Total deferred tax liabilities	(40,753)	(42,018)

Net deferred tax (liability) asset	$(1,319)	$18,119

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $109.2 million and $93.2 million as of December 20, 2009 and December 21, 2008, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $16.1 million and $12.4 million as of December 20, 2009 and December 21, 2008, respectively. The Federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.4 million as of December 20, 2009 and December 21, 2008. Net operating loss credits generated from tax losses in Guam begin to expire in 2023. The Company has recorded a valuation allowance against the majority of the deferred tax assets attributable to the net operating losses generated, but has not recorded a valuation allowance attributable to the net operating losses generated in certain states.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007

Beginning balance	$8,989	$8,482	$3,530
Additions based on tax positions related to the current year	409	2,196	3,550
Additions for tax positions of prior years	5,793	—	2,049
Reductions for tax positions of prior years	(2,519)	(1,689)	(647)

Ending balance	$12,672	$8,989	$8,482

As a result of the valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2007 through 2009, the Company has not recognized any interest and penalties in its statement of operations and statement of financial position. Furthermore, there were no accruals for the payment of interest and penalties at either December 20, 2009 or December 21, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 20, 2009 include 2004-2009.

During 2009, the Internal Revenue Service issued guidance describing when and how taxpayers can elect to carryback net operating losses for calculation of the alternative minimum tax (“AMT”). As such, the Company recorded a $0.2 million income tax receivable related to previous AMT payments made during 2007.

18.	Commitments and Contingencies

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

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company is currently providing documents in response to this request, and intends to cooperate fully in this investigation.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with the Company as of the effective date of the final settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the final settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of the Company would be eligible to elect the base-rate freeze in lieu of receiving cash. The Company has the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. Several hearings on the motion for preliminary approval of the settlement agreement have been held where the Court has heard the objections of certain non-settling defendants. The Company is awaiting the Court’s decision.

On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to the Company’s motion to dismiss on April 20, 2009, and the Company filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint, and the Company and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. Subsequently, the Court granted the plaintiffs until May 10, 2010 to file an amended complaint. The Company and the plaintiffs have agreed to stay discovery in the Alaska litigation. The Company intends to vigorously defend itself against these purported class action lawsuits.

In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. This case is pending discovery.

Through December 20, 2009, the Company has incurred approximately $22.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, the Company has paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s consolidated balance sheet. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation and the

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Florida Circuit Court litigation. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

On December 31, 2008, a securities class action lawsuit was filed by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware, naming the Company and six current and former employees, including the Company’s Chief Executive Officer, as defendants. The Company filed a motion to dismiss and the Court granted the motion to dismiss on November 13, 2009; however, the plaintiffs were granted eleven days to file an amended complaint. The Company and the plaintiffs agreed to extend the time to file the amended complaint, and the plaintiffs filed their amended complaint on December 23, 2009. The amended complaint added two of our current and former employees as defendants.

The amended complaint purports to be on behalf of purchasers of our common stock. The complaint alleges, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company is preparing a response to the amended complaint. The Company is unable to predict the outcome of this lawsuit; however, we believe that we have appropriate disclosure practices and intend to vigorously defend against the lawsuit.

On May 13, 2009, the Company was served with a complaint filed by a shareholder in Delaware Chancery Court seeking production of certain books and records pursuant to Section 220 of the Delaware General Corporation law. The Company reached an agreement on the scope of the required document production and produced the required documents. Subsequently, the suit was dismissed.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 20, 2009 and December 21, 2008, these letters of credit totaled $11.1 million and $8.3 million, respectively.

Labor Relations

Approximately 67.4% of the Company’s total work force is covered by collective bargaining agreements. Our collective bargaining agreements are scheduled to expire as follows: three in 2011, five in 2012, one in 2103 and one in 2014.

19.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$272,351	$278,484	$307,972	$299,674
Operating (loss) income(1)(2)	(819)	(11,207)	18,956	11,908
Net (loss) income(1)(2)(3)	(9,953)	(31,083)	8,438	1,326
Basic net (loss) income per share	(0.33)	(1.02)	0.28	0.04
Diluted net (loss) income per share	(0.33)	(1.02)	0.27	0.04

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

		Fiscal Year 2008
	(As Adjusted)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$305,947	$330,958	$352,638	$314,716
Operating income (loss)(1)(2)	11,601	16,684	21,788	(23,057)
Net income (loss)	726	5,834	11,103	(20,256)
Basic net income (loss) per share	0.02	0.19	0.37	(0.67)
Diluted net income (loss) per share	0.02	0.19	0.37	(0.67)

(1)	The first, second, third, and fourth quarter of 2009 include expenses of $4.4 million, $4.1 million, $2.0 million, and $1.7 million, respectively, related to legal and professional fees associated with the DOJ investigation and the antitrust related litigation. The second, third, and fourth quarter of 2008 include expenses of $2.4 million, $4.6 million, and $3.7 million, respectively, related to legal and professional fees associated with the DOJ investigation and the antitrust related litigation.

(2)	The first and second quarter of 2009 include a $0.8 million and $0.2 million charge, respectively, related to the Company’s restructuring plan. The second and third quarter of 2009 include $0.7 million and $1.2 million, respectively, related to an impairment charge. The second quarter of 2009 includes a $20.0 million charge for the settlement of a class action lawsuit. The fourth quarter of 2008 includes a $3.2 million charge related to the Company’s restructuring plan, an impairment charge totaling $25.4 million, and a supplementary premium call totaling $1.3 million related the Company’s protection and indemnity insurance policies for the three year period ended December 21, 2008.

(3)	During the second quarter of 2009, the Company determined it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against its deferred tax assets which resulted in a $10.5 million income tax provision.

20.	Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time these statements were filed with the Securities and Exchange Commission (“SEC”) on February 4, 2010, and has determined there were no items deemed to be reportable.

Schedule II

Horizon Lines, Inc.
Valuation and Qualifying Accounts
Years Ended December 2009, 2008 and 2007

		Charged
		to Cost		Charged
	Beginning	and		to other		Ending
	Balance	Expenses	Deductions	Accounts		Balance
	(In thousands)

Accounts receivable reserve:
Year ended December 20, 2009:
Allowance for doubtful accounts	$7,117	$2,124	$(2,763)	$—		$6,478
Allowance for revenue adjustments	1,100	5,935	(5,935)	—		1,100

	$8,217	$8,059	$(8,698)	$—		$7,578
Year ended December 21, 2008:
Allowance for doubtful accounts	$5,091	$2,970	$(944)	$—		$7,117
Allowance for revenue adjustments	1,100	4,796	(4,796)	—		1,100

	$6,191	$7,766	$(5,740)	$—		$8,217
Year ended December 23, 2007:
Allowance for doubtful accounts	$3,472	$2,700	$(1,081)	$—		$5,091
Allowance for revenue adjustments	1,500	4,974	(5,374)	—		1,100

	$4,972	$7,674	$(6,455)	$—		$6,191
Restructuring costs:
Year ended December 20, 2009	$3,197	$1,001	$(3,563)	$(485	)(1)	$150
Year ended December 21, 2008	$—	$3,244	$(47)	$—		$3,197
Deferred tax assets valuation allowance:
Year ended December 20, 2009	$1,262	$15,001	$—	$(2,015	)(2)	$14,248
Year ended December 21, 2008	$1,262	$—	$—	$—		$1,262
Year ended December 23, 2007	$1,262	$—	$—	$—		$1,262

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.

(2)	Includes $2.0 million of recorded in other comprehensive income (loss).