Form 10-Q
period 2010-03-21
Horizon Lines, Inc.
filed 2010-04-23
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 21, 2010
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
At April 21, 2010, 30,445,781 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 21,	December 20,
	2010	2009
Assets
Current assets
Cash	$4,672	$6,419
Accounts receivable, net of allowance of $7,780 and $7,578 at March 21, 2010 and December 20, 2009, respectively	135,856	123,536
Prepaid vessel rent	18,211	4,580
Materials and supplies	27,177	30,254
Deferred tax asset	2,929	2,929
Other current assets	9,680	9,027

Total current assets	198,525	176,745
Property and equipment, net	188,943	193,438
Goodwill	317,068	317,068
Intangible assets, net	99,390	105,405
Other long-term assets	32,010	25,854

Total assets	$835,936	$818,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50,475	$43,257
Current portion of long-term debt	18,750	18,750
Accrued vessel rent	—	4,339
Other accrued liabilities	102,068	110,473

Total current liabilities	171,293	176,819
Long-term debt, net of current portion	534,040	496,105
Deferred rent	21,467	22,585
Deferred tax liability	4,248	4,248
Other long-term liabilities	17,131	17,475

Total liabilities	748,179	717,232

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,213 shares issued and 30,413 shares outstanding as of March 21, 2010 and 34,091 shares issued and 30,291 shares outstanding as of December 20, 2009	341	341
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	196,181	196,900
Accumulated deficit	(29,118)	(15,874)
Accumulated other comprehensive loss	(1,109)	(1,551)

Total stockholders’ equity	87,757	101,278

Total liabilities and stockholders’ equity	$835,936	$818,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended
	March 21,	March 22,
	2010	2009
Operating revenue	$286,132	$272,351
Operating expense:
Cost of services (excluding depreciation expense)	252,787	229,659
Depreciation and amortization	11,015	10,975
Amortization of vessel dry-docking	3,053	3,798
Selling, general and administrative	21,701	27,768
Restructuring charge	—	788
Miscellaneous expense, net	560	182

Total operating expense	289,116	273,170

Operating loss	(2,984)	(819)
Other expense:
Interest expense, net	10,283	9,431
Other expense, net	2	—

Loss before income tax benefit	(13,269)	(10,250)
Income tax benefit	(25)	(297)

Net loss	$(13,244)	$(9,953)

Net loss per share:
Basic	$(0.43)	$(0.33)
Diluted	$(0.43)	$(0.33)

Number of shares used in calculations:
Basic	30,521	30,424
Diluted	30,521	30,424

Dividends declared per common share	$0.05	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarters Ended
	March 21,	March 22,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,244)	$(9,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,855	5,817
Amortization of other intangible assets	5,160	5,158
Amortization of vessel dry-docking	3,053	3,798
Amortization of deferred financing costs	855	577
Restructuring charge	—	788
Deferred income taxes	—	(199)
Loss (gain) on equipment disposals	53	(15)
Stock-based compensation	600	941
Accretion of interest on 4.25% convertible notes	2,623	2,422
Changes in operating assets and liabilities:
Accounts receivable	(12,320)	1,525
Materials and supplies	3,077	746
Other current assets	(652)	529
Accounts payable	7,218	(13,194)
Accrued liabilities	(7,812)	1,261
Vessel rent	(18,892)	(18,137)
Vessel dry-docking payments	(9,826)	(3,147)
Other assets/liabilities	107	(1,277)

Net cash used in operating activities	(34,145)	(22,360)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(3,315)
Proceeds from the sale of property and equipment	99	89

Net cash used in investing activities	(1,422)	(3,226)

Cash flows from financing activities:
Payments on long-term debt	(4,688)	(1,612)
Borrowing under revolving credit facility	55,000	40,000
Payments on revolving credit facility	(15,000)	(10,000)
Dividends to stockholders	(1,526)	(3,348)
Common stock issued under employee stock purchase plan	34	19

Net cash provided by financing activities	33,820	25,059

Net decrease in cash	(1,747)	(527)
Cash at beginning of period	6,419	5,487

Cash at end of period	$4,672	$4,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics Holdings, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. Horizon Logistics provides integrated logistics service offerings, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 20, 2009. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.
The financial statements as of March 21, 2010 and the financial statements for the quarters ended March 21, 2010 and March 22, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
During the first quarter of 2010, the Company implemented a new organizational structure. The 2010 reorganization included (1) the re-assignment of the Company’s inland logistics activities related to the container shipping operations, as these operations are no longer tightly integrated with our third-party logistics service offerings and (2) the re-alignment of responsibilities of certain members of the Company’s management team.
The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one reportable segment. As a result, the financial statement information provided in this 10-Q for the first quarters of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting the Company’s consolidated results of operations.
3. Restructuring
The Company completed a non-union workforce reduction initiative during the first quarter of 2009. The reduction in workforce impacted approximately 80 non-union employees and resulted in a $4.0 million restructuring charge. Of the $4.0 million, $3.2 million, or $0.11 per fully diluted share, was recorded during the fourth quarter of 2008 and the remaining $0.8 million was recorded during the first quarter of 2009. In addition, during the quarter ended June 21, 2009, the Company recorded an additional $0.2 million of severance costs related to the elimination of certain positions in connection with the loss of a major customer and a reorganization within the Company.
The following table presents the restructuring reserves at March 21, 2010, as well as activity during the quarter (in thousands):

	Balance at		Balance at
	December 20,		March 21,
	2009	Payments	2010
Personnel related costs	$150	$(150)	$—

4. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 21,	December 20,
	2010	2009
Senior credit facility
Term loan	$107,812	$112,500
Revolving credit facility	140,000	100,000
4.25% convertible senior notes	304,978	302,355

Total long-term debt	552,790	514,855
Less current portion	(18,750)	(18,750)

Long-term debt, net of current portion	$534,040	$496,105

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
The amendment to the Senior Credit Facility was intended to provide the Company the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million during the second quarter of 2009.
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.0% as of March 21, 2010) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.0% as of March 21, 2010). The weighted average interest rate at March 21, 2010 was approximately 4.5%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of March 21, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of March 21, 2010. As of March 21, 2010, total unused borrowing capacity under the revolving credit facility was $73.9 million, after taking into account $140.0 million outstanding under the revolver and $11.1 million utilized for outstanding letters of credit. Based on the Company’s leverage ratio, borrowing availability under the revolving credit facility was $45.3 million as of March 21, 2010.
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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of March 21, 2010, the Company recorded a liability of $4.1 million, of which $0.6 million is included in other accrued liabilities and $3.5 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also recorded $0.3 million in other comprehensive loss for the quarter ended March 21, 2010. No hedge ineffectiveness was recorded during the quarter ended March 21, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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
Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of the Company’s common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at the Company’s option. Holders may convert their Notes into the Company’s common stock as follows:
•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	During any five business day period prior to May 15, 2012, immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if the Company is a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 21, 2010, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of March 21, 2010 and December 20, 2009 were $534.9 million and $478.0 million, respectively. The fair values of the Notes are based on quoted market prices. The fair value of the other long-term debt approximates carrying value.
5. Income Taxes
During the second quarter of 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.
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
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended
	March 21,	March 22,
	2010	2009

Stock options	$276	$381
Restricted stock	283	560
ESPP	41	—

Total	$600	$941

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 20, 2009	1,515,190	$15.77
Granted	—
Exercised	—
Forfeited	(4,500)	33.51
Expired	(11,800)	10.91

Outstanding at March 21, 2010	1,498,890	$15.75	6.31	$—

Vested or expected to vest at March 21, 2010	1,493,203	$15.75	6.30	$—

Exercisable at March 21, 2010	1,078,354	$11.85	5.85	$—

As of March 21, 2010, there was $0.2 million in unrecognized compensation costs related to stock options granted, which is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of March 21, 2010 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 20, 2009	607,221	$10.21
Granted	343,200	4.92
Vested	(84,093)	32.58
Forfeited	(12,300)	11.37

Nonvested at March 21, 2010	854,028	$5.86

As of March 21, 2010, there was $2.6 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

7. Net Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options, using the treasury-stock method.
Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended
	March 21,	March 22,
	2010	2009
Numerator:
Net loss	$(13,244)	$(9,953)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	30,521	30,424

Effect of dilutive securities:
Stock-based compensation	—	—

Denominator for diluted net loss per common share	30,521	30,424

Basic net loss per common share	$(0.43)	$(0.33)

Diluted net loss per common share	$(0.43)	$(0.33)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 111,411 and 268,308 shares have been included in the denominator for basic loss per share for these participating securities during the quarters ended March 21, 2010 and March 22, 2009, respectively. In addition, a total of 71,384 and 2,424 shares have been excluded from the denominator for diluted net loss per common share during the quarters ended March 21, 2010 and March 22, 2009, respectively, as the impact would be anti-dilutive.
8. Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Quarters Ended
	March 21,	March 22,
	2010	2009
Net loss	$(13,244)	$(9,953)
Change in fair value of interest rate swap	338	(175)
Amortization of pension and post-retirement benefit transition obligation	103	103

Comprehensive loss	$(12,803)	$(10,025)

9. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 21,	December 20,
	2010	2009
Vessels and vessel improvements	$149,057	$147,823
Containers	23,885	24,035
Chassis	14,492	14,599
Cranes	37,195	36,965
Machinery and equipment	28,804	28,637
Facilities and land improvements	24,967	24,006
Software	24,108	24,072
Construction in progress	21,351	22,541

Total property and equipment	323,859	322,678
Accumulated depreciation	(134,916)	(129,240)

Property and equipment, net	$188,943	$193,438

10. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 21,	December 20,
	2010	2009
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,831	14,831
Non-compete agreements	262	262

Total intangibles with definite lives	221,368	221,368
Accumulated amortization	(121,978)	(115,963)

Net intangibles with definite lives	99,390	105,405
Goodwill	317,068	317,068

Intangible assets, net	$416,458	$422,473

11. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 21,	December 20,
	2010	2009
Vessel operations	$20,533	$17,922
Payroll and employee benefits	12,004	17,035
Marine operations	10,778	10,668
Terminal operations	9,580	10,481
Fuel	6,010	9,418
Interest	3,857	7,298
Settlement of class action lawsuit	15,000	15,000
Other liabilities	24,306	22,651

Total other accrued liabilities	$102,068	$110,473

12. Fair Value Measurement
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
On a recurring basis, the Company measures the market value of its pension plan assets at the estimated market value. The fair value of the pension plan assets is determined by using quoted market prices in active markets.
On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $4.1 million is classified within level 2 of the fair value hierarchy.
No other assets or liabilities are measured at fair value under the hierarchy as of March 21, 2010.
13. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates have resulted in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 21, 2010. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended March 21, 2010 and March 22, 2009.
The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 21, 2010 and March 22, 2009.
The Company expects to make contributions to the above mentioned pension plans totaling $0.3 million during 2010.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million and $0.2 million during the quarters ended March 21, 2010 and March 22, 2009, respectively.
Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 21, 2010 and March 22, 2009.

Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $2.9 million and $2.3 million during the quarters ended March 21, 2010 and March 22, 2009, respectively. In addition to the higher contributions the Company has made as a result of negative investment performance and lower discount rates due to falling interest rates, the Company has made payments related to assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
14. Commitments and Contingencies
Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. The Company is currently providing documents to the DOJ in response to the subpoena. The Company is cooperating fully with the DOJ in its investigation.
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
On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company is currently providing documents in response to this request, and intends is cooperating fully in this investigation.
Subsequent to the commencement of the DOJ investigation, fifty-eight purported class action lawsuits were filed against the Company and other domestic shipping carriers (the “Class Action Lawsuits”). Each of the Class Action Lawsuits purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. These complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The Class Action Lawsuits were filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, nineteen in the District of Puerto Rico, twelve in the Northern District of California, three in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, one in the District of Hawaii, and one in the District of Alaska.
Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. Twenty-five of the Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
On about October 19, 2009, a purported class action lawsuit was filed against the Company, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act. The purported plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. The Company intends to vigorously defend itself against this lawsuit.
On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, the Company has agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. The Company paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement and will be required to pay $5.0 million within 90 days after preliminary approval of the settlement agreement by the district court and $10.0 million within five business days after final approval of the settlement agreement by the district court.

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
On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to the Company’s motion to dismiss on April 20, 2009, and the Company filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint, and the Company and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. Subsequently, the Court granted the plaintiffs until May 10, 2010 to file an amended complaint, and the plaintiffs have filed a motion seeking discovery. The motion has been fully briefed and is awaiting a decision by the court. The Company intends to vigorously defend itself against these purported class action lawsuits.
The Company and the plaintiffs have agreed to stay discovery in the Alaska litigation, and the Company intends to vigorously defend itself against the purported class action lawsuit in Alaska.
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
Through March 21, 2010, the Company has incurred approximately $23.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, the Company has paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s consolidated balance sheet. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, and the Florida Circuit Court litigation. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
In addition, in connection with the DOJ investigation, it is possible that the Company could suffer criminal prosecution and be required to pay a substantial fine. The Company is unable to predict the outcome of the DOJ investigation. The Company has not made a provision for any possible fines or penalties in the accompanying financial statements, and the Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
The amended complaint purports to be on behalf of purchasers of our common stock. The complaint alleges, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company filed a motion to dismiss the amended complaint on February 12, 2010. The Company is unable to predict the outcome of this lawsuit; however, we believe that we have appropriate disclosure practices and intend to vigorously defend against the lawsuit.
On March 9, 2010, the Company’s Board of Directors and certain current and former officers of the Company were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing the Company to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico.

The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants are preparing a response to the complaint. The Company is unable to predict the outcome of this lawsuit.
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
SFL Agreements
In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five non-Jones Act qualified container vessels. The bareboat charter for each vessel is a “hell or high water” charter, and the obligation of the Company to pay charter hire thereunder for the vessel is absolute and unconditional. The aggregate annual charter hire for the five vessels is approximately $32.0 million. Under the charters, the Company is responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by the Company. In addition, the Company has the option to purchase all of the vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If the Company elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt related to each purchased vessel, and the amount of the debt so assumed will be credited against the purchase price paid for the vessels. If the Company elects not to purchase the vessels at the end of the initial twelve-year period and SFL sells the vessels for less than a specified amount, the Company is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per vessel. If the vessels are to be sold by SFL to an affiliated party for less than a different specified amount, the Company has the right to purchase the new vessels for that different specified amount.
The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of March 21, 2010, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.
Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On both March 21, 2010 and December 20, 2009, amounts outstanding on these letters of credit totaled $11.1 million.
15. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statements disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The Company adopted the provisions of the authoritative guidance during the quarter ended March 21, 2010. There was no impact on the Company’s consolidated results of operations and financial position, other than the modification of certain disclosures related to the Company’s involvement in variable interest entities.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The amendment modifies the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company adopted the provisions of the authoritative guidance during the quarter ended March 21, 2010 and there was no impact on the Company’s consolidated results of operations and financial position.
In May 2009, and subsequently amended in February 2010, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted the authoritative guidance during the quarter ended September 20, 2009, and there was no impact on the Company’s consolidated results of operations and financial position.
16. Subsequent Events
On April 12, 2010, the Company completed the sale of its interest in a joint venture with Chenega Federal Systems. As a result, the Company expects to record a gain of $0.8 million during the second quarter ended June 20, 2010.
The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time these statements were filed with the Securities and Exchange Commission (“SEC”), and has determined there were no other items deemed to be reportable.

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
Executive Overview
The still difficult conditions affecting the overall macroeconomic environment continue to negatively impact our results of operations. Although the trends are improving and some reports indicate that the economy is stabilizing and beginning to rebound, we are still operating in a challenging environment. Our markets continue to experience weak business conditions due to ongoing softness in consumer spending, tourism, and commercial construction. In light of the risks posed by the current macroeconomic environment, we have continued a series of successful cost management efforts.
Container volumes during the quarter ended March 21, 2010 continued to be adversely impacted by the difficult overall market conditions. Operating revenue increased as a result of higher fuel surcharges and the expansion of our logistics service offerings, which was partially offset by a reduction in revenue related to the expiration of certain government contracts and lower container volumes.
The increase in operating expense during the quarter ended March 21, 2010 is primarily due to higher fuel prices and additional expenses due to three vessel incidents as a result of unusually harsh winter weather conditions and mechanical issues. The increase was partially offset by a decrease in selling, general and administrative expenses largely due to the decline in legal and professional expenses related to the Department of Justice antitrust investigation and related legal proceedings, a decline in the performance incentive plan expense, our cost control efforts, and lower stock-based compensation expense.

	Quarters Ended
	March 21,	March 22,
	2010	2009
	($ in thousands)
Operating revenue	$286,132	$272,351
Operating expense	289,116	273,170

Operating loss	$(2,984)	$(819)

Operating ratio	101.0%	100.3%
Revenue containers (units)	60,288	61,477
Average unit revenue	$3,955	$3,741
We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios, which contain EBITDA and Adjusted EBITDA as components, and restrict certain cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA and Adjusted EBITDA to monitor compliance with such covenants, (iii) EBITDA and Adjusted EBITDA are components of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by us of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as debt service requirements, capital expenditures, and dry-docking payments. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses.

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 21,	March 22,
	2010	2009
	(in thousands)
Net loss	$(13,244)	$(9,953)
Interest expense, net	10,283	9,431
Income tax benefit	(25)	(297)
Depreciation and amortization	14,068	14,773

EBITDA	11,082	13,954

Department of Justice antitrust investigation costs	958	4,424
Union severance charge	263	—
Restructuring charge	—	788

Adjusted EBITDA	$12,303	$19,166

In addition to EBITDA and Adjusted EBITDA, we use various other non-GAAP measures such as adjusted net income (loss) and adjusted net income (loss) per share. As with EBITDA and Adjusted EBITDA, the measures below are not recognized terms under GAAP and do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Similar to the amounts presented for EBITDA and Adjusted EBITDA, because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.
The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 21,	March 22,
	2010	2009
Net loss	$(13,244)	$(9,953)
Adjustments:
Department of Justice antitrust investigation costs	958	4,424
Union severance charge	263	—
Restructuring charge	—	788

Total adjustments	1,221	5,212

Adjusted net loss	$(12,023)	$(4,741)

	Quarters Ended
	March 21,	March 22,
	2010	2009
Net loss per share	$(0.43)	$(0.33)
Adjustments:
Department of Justice antitrust investigation costs	0.03	0.15
Union severance charge	0.01	—
Restructuring charge	—	0.03

Total adjustments	0.04	0.18

Adjusted net loss per share	$(0.39)	$(0.15)

General
We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 38% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 18,600 cargo containers. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, Yantian and Xiamen, China and Kaohsiung, Taiwan.
Recent Developments
On February 26, 2010, we announced plans to commence in December 2010 our own weekly trans-Pacific liner service between Asia and the U.S. West Coast. The new service will utilize our five 2,824 twenty-foot-equivalent-unit (TEU) capacity, 23-knot, U.S. flag Hunter-class containerships that currently call on Guam and continue on to China as part of a space charter agreement with Maersk Line. We are currently evaluating specific port options and schedules. In preparation for these plans, we and Maersk Line have mutually agreed not to renew the current Asia space charter agreement when it expires on December 10, 2010.
Also, on February 26, 2010, we announced we have reached a binding Memorandum of Understanding with APM Terminals North America (“APMT”) for a new six-year U.S. terminal services agreement. The prior terminal services agreement with APMT was scheduled to expire on December 10, 2010.
During the first quarter of 2010, the Company implemented a new organizational structure. The 2010 reorganization included (1) the re-assignment of the Company’s inland logistics activities related to the container shipping operations, as these operations are no longer tightly integrated with our third-party logistics service offerings and (2) the re-alignment of the responsibilities of certain members of the Company’s management team.
We evaluated the impact of these and other changes on our segment reporting and determined that we now have one reportable segment. As a result, the financial statement information provided in this 10-Q for the first quarters of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting our consolidated results of operations.
History
Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets. In addition to these domestic markets, we have been serving the international market with vessels operating between the U.S. west coast and Asia since the inception of our space charter agreements with Maersk Line in 1999.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 21, 2010. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 20, 2009 as filed with the Securities and Exchange Commission (“SEC”).

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
Over 85% of our revenue is generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) warehousing services for third-parties, and (v) other non-transportation services.
As used in this Form 10-Q, the term “revenue containers” refers to containers that are transported for a charge, as opposed to empty containers.
Cost of Services Overview
Our cost of services consist primarily of vessel operating costs, marine operating costs, inland transportation costs, land costs and rolling stock rent. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge and other transportation costs. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Quarter Ended March 21, 2010 Compared with the Quarter Ended March 22, 2009

	Quarters Ended
	March 21,	March 22,
	2010	2009	Change	% Change
		($ in thousands)
Operating revenue	$286,132	$272,351	$13,781	5.1%
Operating expense:
Vessel	102,432	84,812	17,620	20.8%
Marine	52,228	49,419	2,809	5.7%
Inland	51,438	49,689	1,749	3.5%
Land	36,811	36,594	217	0.6%
Rolling stock rent	9,878	9,145	733	8.0%

Cost of services	252,787	229,659	23,128	10.0%
Depreciation and amortization	11,015	10,975	40	0.4%
Amortization of vessel dry-docking	3,053	3,798	(745)	(19.6)%
Selling, general and administrative	21,701	27,768	(6,067)	(21.8)%
Restructuring charge	—	788	(788)	(100.0)%
Miscellaneous expense, net	560	182	378	207.7%

Total operating expense	289,116	273,170	15,946	5.8%

Operating loss	$(2,984)	$(819)	$(2,165)	264.3%

Operating ratio	101.0%	100.3%		0.7%
Revenue containers (units)	60,288	61,477	(1,189)	(1.9)%
Average unit revenue	$3,955	$3,741	$214	5.7%
Operating Revenue. Our operating revenue increased $13.8 million, or 5.1% during the quarter ended March 21, 2010 as compared to the quarter ended March 22, 2009. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$14,810
Other increase	3,866
Revenue container volume decrease	(3,961)
General rate decrease	(934)

Total operating revenue increase	$13,781

The revenue container volume declines are primarily due to ongoing challenges in all of our tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.0% of total revenue in the quarter ended March 21, 2010 and approximately 9.2% of total revenue in the quarter ended March 22, 2009. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other revenue is primarily due to the expansion of our logistics service offerings and higher space charter revenue resulting from an increase in fuel surcharges, partially offset by the expiration of certain vessel management government contracts.
Cost of Services. The $23.1 million increase in cost of services is primarily due to higher fuel costs as a result of an increase in fuel prices and an increase in inland transportation costs as a result of the increase in other revenue, partially offset by a decrease in variable costs as a result of the expiration of certain vessel management government contracts and lower container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $17.6 million for the quarter ended March 21, 2010 compared to the quarter ended March 22, 2009. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$22,437
Vessel space charter expense increase	597
Labor and other vessel operating expense decrease	(5,414)

Total vessel expense increase	$17,620

The $22.4 million increase in fuel costs is comprised of a $21.5 million increase due to fuel prices and a $0.9 million increase in consumption due to additional vessel operating days. The increase in space charter expense is due to unusually harsh winter weather conditions and mechanical issues that resulted in vessel downtime, during which we purchased more space from a competitor. The decrease in labor and other vessel operating expense is due to the expiration of certain government contracts.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $2.8 million increase in marine expense during quarter ended March 21, 2010 was primarily due to multi-employer plan benefit assessments for our west coast union employees, an increase in cargo claims due to weather related vessel incidents, and contractual rate increases, partially offset by lower container volumes.
The $1.7 million increase in inland expense is primarily due to the increase in our inland service offerings.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	March 21,	March 22,
	2010	2009	% Change
	(in thousands)
Land expense:
Maintenance	$13,070	$12,319	6.1%
Terminal overhead	14,102	14,875	(5.2)%
Yard and gate	7,559	7,583	(0.3)%
Warehouse	2,080	1,817	2.2%

Total land expense	$36,811	$36,594	0.6%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs. Terminal overhead decreased primarily due to lower compensation costs as a result of the reduction in workforce and reduced professional fees incurred during the first quarter of 2009 related to the relocation of our Long Beach, California offices. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses were flat as rate increases in the monitoring of refrigerated containers was offset by a decrease in expenses related to a one-time stevedoring revenue opportunity incurred during the first quarter of 2009.
Rolling stock expense increased $0.7 million or 8.0% during the quarter ended March 21, 2010 as compared to the quarter ended March 22, 2009. This increase is due to higher costs related to our existing equipment sharing arrangements.

Depreciation and Amortization. Depreciation and amortization of $11.0 million during the quarter ended March 21, 2010 was flat as compared to the quarter ended March 22, 2009.

	Quarters Ended
	March 21,	March 22,
	2010	2009	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,335	$2,206	5.8%
Depreciation and amortization—other	3,521	3,611	(2.5)%
Amortization of intangible assets	5,159	5,158	0.0%

Total depreciation and amortization	$11,015	$10,975	0.4%

Amortization of vessel dry-docking	$3,053	$3,798	(19.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.1 million during the quarter ended March 21, 2010 compared to $3.8 million for the quarter ended March 22, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $21.7 million for the quarter ended March 21, 2010 compared to $27.8 million for the quarter ended March 22, 2009, a decrease of $6.1 million or 21.8%. This decrease is primarily comprised of a $3.5 million decline in legal and professional fees expenses related to the Department of Justice antitrust investigation and related legal proceedings, $1.0 million decrease in the accrual related to our performance incentive plan, $0.4 million decrease in stock-based compensation expense, and $0.6 million in savings related to our cost control efforts, including travel and entertainment, meetings and seminars, charitable contributions and advertising.
Miscellaneous Expense, Net. Miscellaneous expense, net increased $0.4 million during the quarter ended March 21, 2010 compared to the quarter ended March 22, 2009 primarily as a result of an increase in bad debt expense.
Interest Expense, Net. Interest expense, net increased to $10.3 million for the quarter ended March 21, 2010 compared to $9.4 million for the quarter ended March 22, 2009, an increase of $0.9 million or 9.6%. This increase is a result of a higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility.
Income Tax Expense. The effective tax rate for the quarters ended March 21, 2010 and March 22, 2009 was (0.2)% and (2.9)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company’s federal and state tax rates are expected to effectively be 0% and 1%-2%, respectively, during those periods.
Liquidity and Capital Resources
Principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, owned and leased vessel fleet, and information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on indebtedness, and (v) dividend payments. Cash totaled $4.7 million at March 21, 2010.
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage and interest coverage ratio and covenants that limit our distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of March 21, 2010. As of March 21, 2010, total unused borrowing capacity under the revolving credit facility was $73.9 million, after taking into account $140.0 million outstanding under the revolver and $11.1 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $45.3 million as of March 21, 2010.

Operating Activities
Net cash used in operating activities was $34.1 million for the quarter ended March 21, 2010 compared to $22.3 million for the quarter ended March 22, 2009, an increase of $11.8 million. The increase in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(4,447)
Increase in payments related to dry-dockings	(6,679)
Other changes in working capital, net	(5,288)
Decrease in payments related to restructuring and early termination of leased assets	2,365
Decrease in payments related to Department of Justice antitrust investigation and related legal proceedings	2,264

$(11,785)

Investing Activities
Net cash used in investing activities was $1.4 million for the quarter ended March 21, 2010 compared to $3.2 million for the quarter ended March 22, 2009. The reduction is related to a decrease in capital spending.
Financing Activities
Net cash provided by financing activities during the quarter ended March 21, 2010 was $33.8 million compared to $25.1 million for the quarter ended March 22, 2009. The net cash used in financing activities during the quarter ended March 21, 2010 included $35.3 million, net of repayments, borrowed under the Senior Credit Facility as compared to $28.4 million during quarter ended March 22, 2009. Dividend payments to stockholders during the quarter ended March 21, 2010 were $1.5 million compared to $3.3 million during the quarter ended March 22, 2009.
Capital Requirements and Commitments
Our current and future capital needs relate primarily to debt service, our vessel fleet, and other necessary equipment acquisitions, including the equipment needed for the launch of our international service at the end of 2010. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $18.0-$21.0 million. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. In addition, expenditures for vessel dry-docking payments are estimated to be $17.0-$19.0 million for the next twelve months.
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

The amendment to the Senior Credit Facility was intended to provide us the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million during the second quarter of 2009.
We have made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.0% as of March 21, 2010) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.0% as of March 21, 2010). The weighted average interest rate at March 21, 2010 was approximately 4.5%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of March 21, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of March 21, 2010. As of March 21, 2010, total unused borrowing capacity under the revolving credit facility was $73.9 million, after taking into account $140.0 million outstanding under the revolver and $11.1 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $45.3 million as of March 21, 2010.
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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive (loss) income. As of March 21, 2010, we recorded a liability of $4.1 million, of which $0.6 million is included in other accrued liabilities and $3.5 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $0.3 million in other comprehensive loss for the quarter ended March 21, 2010. No hedge ineffectiveness was recorded during the quarter ended March 21, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
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

Each $1,000 of principal of the Notes will initially be convertible into 26.9339 shares of our common stock, which is the equivalent of $37.13 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Notes into our common stock as follows:
•	Prior to May 15, 2012, if during any calendar quarter, and only during such calendar quarter, the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•	During any five business day period prior to May 15, 2012, immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock on such date and the conversion rate on such date;

•	If, at any time, a change in control occurs or if we are a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into cash, securities or other assets; or

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 21, 2010, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.
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
Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 21, 2010, the carrying value of our goodwill was $317.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill.
Outlook
Although we are beginning to see signs of economic stabilization and modest improvement in two of our three domestic tradelanes, we remain cautiously optimistic about the remainder of 2010. If the economic firming trends continue, we see the potential for modest volume improvement as the year progresses. However, we expect rate pressures to persist throughout 2010 and we will continue to aggressively manage costs in an effort to mitigate rate compression. We have renewed our long-term terminal services agreement with APM Terminals North America and have a solid team and strong plan in place to launch our own Asia Liner service from the U.S. West Coast in December. Based on these factors, we expect our second quarter adjusted EBITDA performance will slightly outperform last year’s second quarter, and full year adjusted EBITDA will be in the same range as last year’s adjusted EBITDA performance. We will closely monitor cash flows and expect to maintain adequate liquidity to remain in compliance with all financial covenants.

Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of March 21, 2010, we had outstanding a $107.8 million term loan and $140.0 million under the revolving credit facility, which bear interest at variable rates.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statements disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures.
In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. We adopted the provisions of the authoritative guidance during the quarter ended March 21, 2010. There was no impact on our consolidated results of operations and financial position, other than the modification of certain disclosures related to our involvement in variable interest entities.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The amendment modifies the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. We adopted the provisions of the authoritative guidance during the quarter ended March 21, 2010 and there was no impact on our consolidated results of operations and financial position.
In May 2009, and subsequently amended in February 2010, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We adopted the authoritative guidance during the quarter ended September 20, 2009, and there was no impact on our consolidated results of operations and financial position.
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

Factors that may cause actual results to differ from expected results include: decreases in shipping volumes; legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings; volatility in fuel prices; our substantial debt; restrictive covenants under our debt agreements; our failure to renew certain of our commercial agreements with Maersk; potential alternative arrangements as a result of the non-renewal of the Asia space charter agreement with Maersk; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); and adverse tax audits and other tax matters.
In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 20, 2009 as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices. Our policy includes entering into derivative instruments in order to mitigate our risks.
Exposure relating to our Senior Credit Facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 20, 2009. There have been no material changes to these market risks since December 20, 2009.
There have been no material changes in the quantitative and qualitative disclosures about market risk since December 20, 2009. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Form 10-K for the fiscal year ended December 20, 2009.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 21, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of March 21, 2010.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 21, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, we received a grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. Subsequently, the DOJ expanded the timeframe covered by the subpoena. We are currently providing documents to the DOJ in response to the subpoena. We are cooperating fully with the DOJ in its investigation.
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
On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. We are currently providing documents in response to this request, and are cooperating fully in this investigation.
Subsequent to the commencement of the DOJ investigation, fifty-eight purported class action lawsuits were filed against us and other domestic shipping carriers (the “Class Action Lawsuits”). Each of the Class Action Lawsuits purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services from the various domestic ocean carriers. These complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The Class Action Lawsuits were filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, nineteen in the District of Puerto Rico, twelve in the Northern District of California, three in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, one in the District of Hawaii, and one in the District of Alaska.
Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. Twenty-five of the Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. One district court case remains in the District of Alaska, relating to the Alaska tradelane.
On about October 19, 2009, a purported class action lawsuit was filed against us, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act. The purported plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. We intend to vigorously defend against this lawsuit.
On June 11, 2009, we entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. We paid $5.0 million into an escrow account pursuant to the terms of the settlement agreement and will be required to pay $5.0 million within 90 days after preliminary approval of the settlement agreement by the district court and $10.0 million within five business days after final approval of the settlement agreement by the district court.
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

On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. The plaintiffs filed a response to our motion to dismiss on April 20, 2009, and we filed a reply on May 8, 2009. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint, and we and the plaintiffs agreed to extend the time to file an amended complaint to November 16, 2009. Subsequently, the Court granted the plaintiffs until May 10, 2010 to file an amended complaint, and the plaintiffs have filed a motion seeking discovery. The motion has been briefed and is awaiting a decision by the court.
We and the plaintiffs have agreed to stay discovery in the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.
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
Through March 21, 2010, we have incurred approximately $23.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, we have paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on our consolidated balance sheet. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, and the Florida Circuit Court litigation. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.
In addition, in connection with the DOJ investigation, it is possible that we could suffer criminal prosecution and be required to pay a substantial fine. We are unable to predict the outcome of the DOJ investigation. We have not made a provision for any possible fines or penalties in the accompanying financial statements, and we can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on our financial condition, cash flows and results of operations.
On December 31, 2008, a securities class action lawsuit was filed by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware, naming the Company and six current and former employees, including our Chief Executive Officer, as defendants. We filed a motion to dismiss and the Court granted the motion to dismiss on November 13, 2009; however, the plaintiffs were granted eleven days to file an amended complaint. We and the plaintiffs agreed to extend the time to file the amended complaint, and the plaintiffs filed their amended complaint on December 23, 2009. The amended complaint added two of our current and former employees as defendants.
The amended complaint purports to be on behalf of purchasers of our common stock. The complaint alleges, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We filed a motion to dismiss the amended complaint on February 12, 2010. We are unable to predict the outcome of this lawsuit; however, we believe that we have appropriate disclosure practices and intend to vigorously defend against the lawsuit.
On March 9, 2010, our Board of Directors and certain of our current and former officers were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing us to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico.
The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. We are preparing a response to the complaint and are unable to predict the outcome of this lawsuit.
In the ordinary course of business, from time to time, we and our subsidiaries become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We and our subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We and our subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contractual relations.

1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 20, 2009.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Reserved
5. Other Information
None.
6. Exhibits

10.1*+	Memorandum of Understanding among Horizon Lines, LLC and APM Terminals North America, Inc. dated January 27, 2010.

10.2*+	Form of 2010 Performance-Based Restricted Stock Award.

10.3*	Form of 2010 Time-Vested Restricted Stock Award.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 23, 2010

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1*+	Memorandum of Understanding among Horizon Lines, LLC and APM Terminals North America, Inc. dated January 27, 2010.

10.2*+	Form of 2010 Performance-Based Restricted Stock Award.

10.3*	Form of 2010 Time-Vested Restricted Stock Award.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Act.