Form 10-Q
period 2010-06-20
Horizon Lines, Inc.
filed 2010-07-23
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 20, 2010
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
At July 21, 2010, 30,710,846 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 20,	December 20,
	2010	2009
Assets
Current assets
Cash	$4,572	$6,419
Accounts receivable, net of allowance of $8,082 and $7,578 at June 20, 2010 and December 20, 2009, respectively	130,811	123,536
Prepaid vessel rent	12,512	4,580
Materials and supplies	27,991	30,254
Deferred tax asset	2,929	2,929
Other current assets	10,251	9,027

Total current assets	189,066	176,745
Property and equipment, net	190,020	193,438
Goodwill	317,068	317,068
Intangible assets, net	93,385	105,405
Other long-term assets	30,655	25,854

Total assets	$820,194	$818,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,981	$43,257
Current portion of long-term debt	18,750	18,750
Accrued vessel rent	—	4,339
Other accrued liabilities	105,319	110,473

Total current liabilities	165,050	176,819
Long-term debt, net of current portion	522,043	496,105
Deferred rent	20,349	22,585
Deferred tax liability	4,248	4,248
Other long-term liabilities	17,212	17,475

Total liabilities	728,902	717,232

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,470 shares issued and 30,670 shares outstanding as of June 20, 2010 and 34,091 shares issued and 30,291 shares outstanding as of December 20, 2009	345	341
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	195,802	196,900
Accumulated deficit	(25,469)	(15,874)
Accumulated other comprehensive loss	(848)	(1,551)

Total stockholders’ equity	91,292	101,278

Total liabilities and stockholders’ equity	$820,194	$818,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009
Operating revenue	$305,585	$278,484	$591,718	$550,835
Operating expense:
Cost of services (excluding depreciation expense)	256,013	226,339	508,800	455,998
Depreciation and amortization	11,203	11,165	22,218	22,140
Amortization of vessel dry-docking	3,318	3,609	6,371	7,407
Selling, general and administrative	21,890	28,006	43,591	55,774
Settlement of class action lawsuit	—	20,000	—	20,000
Restructuring charge	—	213	—	1,001
Impairment charge	—	659	—	659
Miscellaneous income, net	(753)	(300)	(190)	(119)

Total operating expense	291,671	289,691	580,790	562,860

Operating income (loss)	13,914	(11,207)	10,928	(12,025)
Other expense:
Interest expense, net	10,283	9,254	20,566	18,686
Loss on modification of debt	—	50	—	50
Other expense, net	6	11	6	10

Income (loss) before income tax (benefit) expense	3,625	(20,522)	(9,644)	(30,771)
Income tax (benefit) expense	(25)	10,561	(50)	10,264

Net income (loss)	$3,650	$(31,083)	$(9,594)	$(41,035)

Net income (loss) per share:
Basic	$0.12	$(1.02)	$(0.31)	$(1.35)
Diluted	$0.12	$(1.02)	$(0.31)	$(1.35)

Number of shares used in calculations:
Basic	30,595	30,438	30,558	30,431
Diluted	30,942	30,438	30,558	30,431

Dividends declared per common share	$0.05	$0.11	$0.10	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 20,	June 21,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,594)	$(41,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,899	11,824
Amortization of other intangible assets	10,319	10,316
Amortization of vessel dry-docking	6,371	7,407
Amortization of deferred financing costs	1,700	1,209
Impairment charge	—	659
Restructuring charge	—	1,001
Loss on modification of debt	—	50
Deferred income taxes	—	10,357
Gain on equipment disposals	—	(291)
Gain on sale of interest in joint venture	(724)	—
Stock-based compensation	1,563	1,919
Accretion of interest on 4.25% convertible notes	5,313	4,905
Changes in operating assets and liabilities:
Accounts receivable	(7,276)	663
Materials and supplies	2,263	(3,070)
Other current assets	(1,224)	150
Accounts payable	(2,276)	(3,106)
Accrued liabilities	(9,016)	12,780
Vessel rent	(14,115)	(13,361)
Vessel dry-docking payments	(10,764)	(8,593)
Other assets/liabilities	322	(992)

Net cash used in operating activities	(15,239)	(7,208)

Cash flows from investing activities:
Purchases of property and equipment	(5,577)	(7,154)
Proceeds from the sale of interest in joint venture	1,100	—
Proceeds from the sale of property and equipment	234	853

Net cash used in investing activities	(4,243)	(6,301)

Cash flows from financing activities:
Payments on long-term debt	(9,375)	(3,275)
Borrowing under revolving credit facility	75,500	45,000
Payments on revolving credit facility	(45,500)	(20,000)
Dividends to stockholders	(3,060)	(6,694)
Common stock issued under employee stock purchase plan	70	75
Payments of financing costs	—	(3,406)

Net cash provided by financing activities	17,635	11,700

Net decrease in cash	(1,847)	(1,809)
Cash at beginning of period	6,419	5,487

Cash at end of period	$4,572	$3,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. Horizon Logistics provides integrated logistics service offerings, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.
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
The financial statements as of June 20, 2010 and the financial statements for the quarters and six months ended June 20, 2010 and June 21, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
During the first and second quarters of 2010, the Company implemented a new organizational structure. The 2010 reorganization included (1) the re-assignment of the Company’s inland logistics activities related to the container shipping operations, as these operations are no longer tightly integrated with our third-party logistics service offerings and (2) the re-alignment of responsibilities of certain members of the Company’s management team.
The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one reportable segment. As a result, the financial statement information provided in this 10-Q for the second quarters and six month periods of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting the Company’s consolidated results of operations.

3. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 20,	December 20,
	2010	2009
Senior credit facility
Term loan	$103,125	$112,500
Revolving credit facility	130,000	100,000
4.25% convertible senior notes	307,668	302,355

Total long-term debt	540,793	514,855
Less current portion	(18,750)	(18,750)

Long-term debt, net of current portion	$522,043	$496,105

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
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes (as defined below) are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of June 20, 2010) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.0% as of June 20, 2010). The weighted average interest rate at June 20, 2010 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 20, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of June 20, 2010. As of June 20, 2010, total unused borrowing capacity under the revolving credit facility was $83.7 million, after taking into account $130.0 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. Based on the Company’s leverage ratio, borrowing availability under the revolving credit facility was $63.5 million as of June 20, 2010.

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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of June 20, 2010, the Company recorded a liability of $3.9 million, of which $0.6 million is included in other accrued liabilities and $3.3 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also recorded $0.2 million and $0.5 million in other comprehensive income (loss) for the quarter and six months ended June 20, 2010, respectively. No hedge ineffectiveness was recorded during the quarter and six months ended June 20, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 20, 2010, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of June 20, 2010 and December 20, 2009 were $511.5 million and $478.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.
4. Income Taxes
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
5. Stock-Based Compensation
Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares, and vested shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided performance based criteria, if any, are met. In addition, recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009

Stock options	$44	$290	$321	$671
Restricted stock / vested shares	874	689	1,157	1,248
ESPP	44	—	85	—

Total	$962	$979	$1,563	$1,919

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 20, 2009	1,515,190	$15.77
Granted	—
Exercised	—
Forfeited	(13,500)	16.51
Expired	(33,452)	10.90

Outstanding at June 20, 2010	1,468,238	$15.80	6.10	$—

Vested or expected to vest at June 20, 2010	1,464,038	$15.81	6.09	$—

Exercisable at June 20, 2010	1,305,238	$15.99	5.88	$—

As of June 20, 2010, there was $0.2 million in unrecognized compensation costs related to stock options granted, which is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of June 20, 2010 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 20, 2009	607,221	$10.21
Granted	406,763	4.78
Vested	(197,290)	18.14
Forfeited	(42,989)	6.77

Nonvested at June 20, 2010	773,705	$5.52

As of June 20, 2010, there was $2.4 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years.

6. Net Income (Loss) per Common Share
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
Net income (loss) per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$3,650	$(31,083)	$(9,594)	$(41,035)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	30,595	30,438	30,558	30,431

Effect of dilutive securities:
Stock-based compensation	347	—	—	—

Denominator for diluted net loss per common share	30,942	30,438	30,558	30,431

Basic net income (loss) per common share	$0.12	$(1.02)	$(0.31)	$(1.35)

Diluted net income (loss) per common share	$0.12	$(1.02)	$(0.31)	$(1.35)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 118,737 and 253,678 shares have been included in the denominator for basic income (loss) per share for these participating securities during the quarters ended June 20, 2010 and June 21, 2009, respectively, and 122,458 and 274,716 shares have been included in the denominator for the six months ended June 20, 2010 and June 21, 2009, respectively. In addition, a total of 442,695 shares have been excluded from the denominator for diluted net loss per common share during the quarter ended June 21, 2009, and 204,087 and 234,771 shares have been excluded from the denominator during the six months ended June 20, 2010 and June 21, 2009, respectively, as the impact would be anti-dilutive.
7. Comprehensive Income (Loss)
Comprehensive income (loss) is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009

Net income (loss)	$3,650	$(31,083)	$(9,594)	$(41,035)
Change in fair value of interest rate swap	158	1,232	496	1,057
Amortization of pension and post-retirement benefit transition obligation	104	115	207	217

Comprehensive income (loss)	$3,912	$(29,736)	$(8,891)	$(39,761)

8. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 20,	December 20,
	2010	2009
Vessels and vessel improvements	$151,755	$148,823
Containers	28,232	24,035
Chassis	14,616	14,599
Cranes	37,156	36,965
Machinery and equipment	29,048	28,637
Facilities and land improvements	25,487	24,006
Software	24,204	24,072
Construction in progress	21,321	22,541

Total property and equipment	331,819	323,678
Accumulated depreciation	(141,799)	(130,240)

Property and equipment, net	$190,020	$193,438

As of June 20, 2010, construction in progress includes $17.6 million of payments for three new cranes. These cranes are expected to become operational in late 2011 and were initially purchased for use in the Company’s Anchorage, Alaska terminal. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. These cranes may be deployed in several of the Company’s other terminal locations. Alternatively, if the Company determines its current crane deployment is sufficient to meet anticipated demand, it could actively market these new cranes for sale.
9. Intangible Assets
Intangible assets consist of the following (in thousands):

	June 20,	December 20,
	2010	2009
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,831	14,831
Non-compete agreements	262	262

Total intangibles with definite lives	221,368	221,368
Accumulated amortization	(127,983)	(115,963)

Net intangibles with definite lives	93,385	105,405
Goodwill	317,068	317,068

Intangible assets, net	$410,453	$422,473

10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 20,	December 20,
	2010	2009
Vessel operations	$19,146	$17,922
Payroll and employee benefits	13,553	17,035
Marine operations	6,084	10,668
Terminal operations	11,898	10,481
Fuel	6,729	9,418
Interest	7,188	7,298
Settlement of class action lawsuit	15,000	15,000
Other liabilities	25,721	22,651

Total other accrued liabilities	$105,319	$110,473

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
On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $3.9 million is classified within level 2 of the fair value hierarchy.
No other assets or liabilities are measured at fair value under the hierarchy as of June 20, 2010.
12. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by negative performance of the investments in the financial markets, and lower discount rates due to falling interest rates have resulted in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 20, 2010. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended June 20, 2010 and June 21, 2009, and $0.3 million and $0.4 million during the six months ended June 20, 2010 and June 21, 2009, respectively.
The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 20, 2010 and June 21, 2009, and $0.1 million during each of the six months ended June 20, 2010 and June 21, 2009.
The Company expects to make contributions to the above mentioned pension plans totaling $0.3 million during 2010.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million and $0.2 million during the quarters ended June 20, 2010 and June 21, 2009, respectively, and $0.3 million and $0.4 million during the six months ended June 20, 2010 and June 21, 2009, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 20, 2010 and June 21, 2009, and $0.2 million during each of the six months ended June 20, 2010 and June 21, 2009.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. In addition to the higher contributions the Company has made as a result of negative investment performance and lower discount rates due to falling interest rates, the Company has also made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
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
On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, the Company has agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. The Company paid $5.0 million into an escrow account and is required to pay an additional $5.0 million into the escrow account by October 10, 2010 pursuant to the terms of the settlement agreement. The remaining $10.0 million is required to be paid within five business days after final approval of the settlement agreement by the district court.

The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with the Company as of the effective date of the settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of the Company would be eligible to elect the base-rate freeze in lieu of receiving cash. The Company has the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. After several hearings, the district court granted preliminary approval of the settlement agreement on July 12, 2010. The settlement agreement is subject to final approval by the Court.
On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The Company intends to vigorously defend itself against these purported class action lawsuits.
The Company and the plaintiffs have agreed to stay discovery in the Alaska litigation, and the Company intends to vigorously defend itself against the purported class action lawsuit in Alaska.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. On October 27, 2008, the Company filed a motion to dismiss. The motion to dismiss is pending.
On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has provided documents in response to this request and intends to cooperate fully in this investigation.
On October 19, 2009, a purported class action lawsuit was filed against the Company, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals (indirect purchasers) who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The purported plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, the Company filed a motion to dismiss. The motion to dismiss is pending, and the Company intends to vigorously defend itself against this lawsuit.
Through June 20, 2010, the Company has incurred approximately $24.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, the Company has paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s consolidated balance sheet. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, and the Florida Circuit Court litigation. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
On December 31, 2008, a securities class action lawsuit was filed by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware, naming the Company and six current and former employees, including the Company’s Chief Executive Officer, as defendants. The complaint purported to be on behalf of purchasers of the Company’s common stock. The complaint alleged, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and the Company filed a motion to dismiss the amended complaint on February 12, 2010. The Company’s motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint.

On March 9, 2010, the Company’s Board of Directors and certain current and former officers of the Company were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing the Company to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. The Company intends to vigorously defend itself against this lawsuit. However, the Company is unable to predict the outcome of this lawsuit.
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
The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of June 20, 2010, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.
Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On June 20, 2010 and December 20, 2009, amounts outstanding on these letters of credit totaled $11.3 million and $11.1 million, respectively.
14. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

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
15. Subsequent Events
On July 12, 2010, the District Court of Puerto Rico granted preliminary approval of the settlement agreement related to the Puerto Rico MDL litigation. Per the terms of the agreement, the Company is required to pay an additional $5.0 million into the escrow account by October 10, 2010.
The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time these statements were filed with the Securities and Exchange Commission, and has determined there were no other items deemed to be reportable.

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
Executive Overview
The challenging macroeconomic environment continues to negatively impact our results of operations. Although the trends are improving and some reports indicate that the economy is stabilizing and beginning to rebound, the recovery has been slow and uneven. Our markets continue to experience weak business conditions due to ongoing softness in consumer spending, tourism, and commercial construction. In light of the risks posed by the current macroeconomic environment, we have continued a series of successful cost management efforts.
Container volumes during the quarter ended June 20, 2010 increased slightly over the quarter ended June 21, 2009. Operating revenue for the quarter ended June 20, 2010 increased as a result of higher fuel surcharges, the expansion of our logistics service offerings, and improved container volumes, which was partially offset by a reduction in revenue related to the expiration of contracts with the government for the management of its vessels. Operating revenue during the six months ended June 20, 2010 increased as a result of higher fuel surcharges and the expansion of our logistics service offerings, which was partially offset by a reduction in revenue related to the expiration of certain contracts with the government and lower container volumes.
The increase in operating expense during the quarter and six months ended June 20, 2010 is primarily due to higher fuel prices, higher vessel operating expenses as a result of an increase in dry-dockings, and additional expenses due to three vessel incidents during the first quarter of 2010 as a result of unusually harsh winter weather conditions and mechanical issues. The increase was partially offset by a decrease in selling, general and administrative expenses, largely due to a decline in legal and professional expenses associated with the Department of Justice antitrust investigation and related legal proceedings and a decline in the performance incentive plan expense, lower terminal rates, our cost control efforts, and the sale of our interest in a joint venture. In addition, operating expense for the quarter and six months ended June 21, 2009 includes a $20 million charge for the potential settlement of the Puerto Rico MDL litigation.

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009
	($ in thousands)
Operating revenue	$305,585	$278,484	$591,718	$550,835
Operating expense	291,671	289,691	580,790	562,860

Operating income (loss)	$13,914	$(11,207)	$10,928	$(12,025)

Operating ratio	95.4%	104.0%	98.2%	102.2%
Revenue containers (units)	64,596	64,176	124,884	125,653
Average unit revenue	$3,934	$3,686	$3,944	$3,713
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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009
			(in thousands)
Net income (loss)	$3,650	$(31,083)	$(9,594)	$(41,035)
Interest expense, net	10,283	9,254	20,566	18,686
Income tax (benefit) expense	(25)	10,561	(50)	10,264
Depreciation and amortization	14,521	14,774	28,589	29,547

EBITDA	28,429	3,506	39,511	17,462

Department of Justice antitrust investigation costs	1,030	4,062	1,988	8,486
Union severance charge	97	—	360	—
Settlement of class action lawsuit	—	20,000	—	20,000
Restructuring charge	—	213	—	1,001
Impairment charge	—	659	—	659
Loss on modification of debt	—	50	—	50

Adjusted EBITDA	$29,556	$28,490	$41,859	$47,658

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
The tables below present a reconciliation of net income (loss) to adjusted net income (loss) and net income (loss) per share to adjusted net income (loss) per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009

Net income (loss)	$3,650	$(31,083)	$(9,594)	$(41,035)
Adjustments:
Department of Justice antitrust investigation costs	1,030	4,062	1,988	8,486
Union severance charge	97	—	360	—
Settlement of class action lawsuit	—	20,000	—	20,000
Restructuring charge	—	213	—	1,001
Impairment charge	—	659	—	659
Loss on modification of debt	—	50	—	50
Tax valuation allowance	—	10,561	—	10,561
Tax impact of adjustments	(7)	(339)	(5)	(302)

Total adjustments	1,120	35,206	2,343	40,455

Adjusted net income (loss)	$4,770	$4,123	$(7,251)	$(580)

	Quarters Ended		Six Months Ended
	June 20,	June 21,	June 20,	June 21,
	2010	2009	2010	2009

Net income (loss) per share	$0.12	$(1.02)	$(0.31)	$(1.35)
Adjustments:
Department of Justice antitrust investigation costs	0.03	0.14	0.06	0.29
Union severance charge	—	—	0.01	—
Settlement of class action lawsuit	—	0.65	—	0.66
Restructuring charge	—	0.01	—	0.03
Impairment charge	—	0.02	—	0.02
Tax valuation allowance	—	0.34	—	0.34
Tax impact of adjustments	0.00	(0.01)	0.00	(0.01)

Total adjustments	0.03	1.15	0.07	1.33

Adjusted net income (loss) per share	$0.15	$0.13	$(0.24)	$(0.02)

General
We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 19,000 cargo containers. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, Yantian and Xiamen, China and Kaohsiung, Taiwan.
Recent Developments
On February 26, 2010, we announced plans to commence in December 2010 our own weekly trans-Pacific liner service between Asia and the U.S. West Coast. The new service will utilize our five 2,824 twenty-foot-equivalent-unit (TEU) capacity, 23-knot, U.S. flag Hunter-class containerships that currently call on Guam and continue on to China and Taiwan as part of a space charter agreement with Maersk Line. We have selected Shanghai and Ningbo, China as our ports of call. In preparation for these plans, we and Maersk Line have mutually agreed not to renew the current Asia space charter agreement when it expires on December 10, 2010.
On June 8, 2010, we entered into an agreement with APM Terminals North America (“APMT”) for a new six-year U.S. terminal services agreement. The prior terminal services agreement with APMT was scheduled to expire in December 2010.
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
We evaluated the impact of these and other changes on our segment reporting and determined that we now have one reportable segment. As a result, the financial statement information provided in this 10-Q for the second quarters and six months of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting our consolidated results of operations.
History
Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. West Coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets. In addition to these domestic markets, we have been serving the international market with vessels operating between the U.S. West Coast and Asia since the inception of our space charter agreements with Maersk Line in December 1999.

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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended June 20, 2010. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 20, 2009 as filed with the Securities and Exchange Commission (“SEC”).
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

Quarter Ended June 20, 2010 Compared with the Quarter Ended June 21, 2009

	Quarters Ended
	June 20,	June 21,
	2010	2009	Change	% Change
	($ in thousands)
Operating revenue	$305,585	$278,484	$27,101	9.7%
Operating expense:
Vessel	98,451	82,501	15,950	19.3%
Marine	53,782	49,285	4,497	9.1%
Inland	56,990	49,233	7,757	15.8%
Land	36,679	35,388	1,291	3.6%
Rolling stock rent	10,111	9,932	179	1.8%

Cost of services	256,013	226,339	29,674	13.1%
Depreciation and amortization	11,203	11,165	38	0.3%
Amortization of vessel dry-docking	3,318	3,609	(291)	(8.1)%
Selling, general and administrative	21,890	28,006	(6,116)	(21.8)%
Settlement of class action lawsuit	—	20,000	(20,000)	(100.0)%
Restructuring charge	—	213	(213)	(100.0)%
Impairment charge	—	659	(659)	(100.0)%
Miscellaneous income, net	(753)	(300)	(453)	151.0%

Total operating expense	291,671	289,691	1,980	0.7%

Operating income (loss)	$13,914	$(11,207)	$25,121	224.2%

Operating ratio	95.4%	104.0%		(8.6)%
Revenue containers (units)	64,596	64,176	420	0.7%
Average unit revenue	$3,934	$3,686	$248	6.7%
Operating Revenue. Our operating revenue increased $27.1 million, or 9.7% during the quarter ended June 20, 2010 as compared to the quarter ended June 21, 2009. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$18,535
Third-party logistics increase	6,903
Other revenue increase	7,670
Revenue container volume increase	1,383
Expiration of government vessel management contract	(6,324)
Revenue container rate decrease	(1,066)

Total operating revenue increase	$27,101

The increase in revenue container volume is primarily due to the stabilization and mild improvement in our tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.3% of total revenue in the quarter ended June 20, 2010 and approximately 9.1% of total revenue in the quarter ended June 21, 2009. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges.
Cost of Services. The $29.7 million increase in cost of services is primarily due to higher fuel costs as a result of an increase in fuel prices and an increase in inland transportation costs as a result of the increase in third-party logistics revenue, partially offset by a decrease in variable costs as a result of the expiration of certain contracts with the government for the management of its vessels.

Vessel expense, which is not primarily driven by revenue container volume, increased $16.0 million for the quarter ended June 20, 2010 compared to the quarter ended June 21, 2009. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$21,310
Labor and other vessel operating expense increase	2,035
Government vessel management contract expense decrease	(6,995)
Vessel space charter expense decrease	(400)

Total vessel expense increase	$15,950

The $21.3 million increase in fuel costs is comprised of a $19.9 million increase due to fuel prices and a $1.4 million increase in consumption due to additional vessel operating days. The increase in labor and other vessel operating expense is due to additional operating expense associated with an increase in the number of dry-dockings during 2010. We continue to incur labor expenses with the vessel in dry-dock while continuing to incur expenses associated with the spare vessel deployed as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $4.5 million increase in marine expense during quarter ended June 20, 2010 is primarily due to multi-employer plan benefit assessments for our west coast union employees, an increase in repairs and maintenance of our cranes, and contractual rate increases, partially offset by lower terminal rates.
The $7.8 million increase in inland expense is primarily due to the increase in our inland service offerings and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	June 20,	June 21,
	2010	2009	% Change
	(in thousands)
Land expense:
Maintenance	$12,877	$12,217	5.4%
Terminal overhead	14,624	14,330	2.1%
Yard and gate	6,913	6,869	0.6%
Warehouse	2,265	1,972	14.9%

Total land expense	$36,679	$35,388	3.6%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs. Terminal overhead increased primarily due to higher utilities expenses. Warehouse expense increased primarily as a result of higher labor costs.
Rolling stock expense increased $0.2 million during the quarter ended June 20, 2010 as compared to the quarter ended June 21, 2009. This increase is due to higher costs related to our existing equipment sharing arrangements.

Depreciation and Amortization. Depreciation and amortization of $11.2 million during the quarter ended June 20, 2010 was flat as compared to the quarter ended June 21, 2009.

	Quarters Ended
	June 20,	June 21,
	2010	2009	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,331	$2,227	4.7%
Depreciation and amortization—other	3,713	3,781	(1.8)%
Amortization of intangible assets	5,159	5,157	0.0%

Total depreciation and amortization	$11,203	$11,165	0.3%

Amortization of vessel dry-docking	$3,318	$3,609	(8.1)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.3 million during the quarter ended June 20, 2010 compared to $3.6 million for the quarter ended June 21, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $21.9 million for the quarter ended June 20, 2010 compared to $28.0 million for the quarter ended June 21, 2009, a decrease of $6.1 million or 21.8%. This decrease is primarily comprised of a $3.0 million decline in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, $2.1 million decrease in the accrual related to our performance incentive plan, and $0.5 million in savings related to our cost control efforts, including travel and entertainment, meetings and seminars, the elimination of certain perquisites for our executive officers, and advertising.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to final Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment charge of $0.7 million during the quarter ended June 21, 2009 included an additional write-down related to our spare vessels.
Miscellaneous Income, Net. Miscellaneous income, net increased $0.5 million during the quarter ended June 20, 2010 compared to the quarter ended June 21, 2009 primarily as a result of the sale of our interest in a joint venture, partially offset by a decrease in the gain on sale of property and equipment and an increase in bad debt expense.
Interest Expense, Net. Interest expense, net increased to $10.3 million for the quarter ended June 20, 2010 compared to $9.3 million for the quarter ended June 21, 2009, an increase of $1.0 million or 11.1%. This increase is a result of a higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility.
Income Tax (Benefit) Expense. The effective tax rate for the quarters ended June 20, 2010 and June 21, 2009 was (0.7)% and (51.5)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Six Months Ended June 20, 2010 Compared with the Six Months Ended June 21, 2009

	Six Months Ended
	June 20,	June 21,
	2010	2009	Change	% Change
	($ in thousands)
Operating revenue	$591,718	$550,835	$40,883	7.4%
Operating expense:
Vessel	200,883	167,313	33,570	20.1%
Marine	106,010	98,704	7,306	7.4%
Inland	108,428	98,922	9,506	9.6%
Land	73,490	71,982	1,508	2.1%
Rolling stock rent	19,989	19,077	912	4.8%

Cost of services	508,800	455,998	52,802	11.6%
Depreciation and amortization	22,218	22,140	78	0.4%
Amortization of vessel dry-docking	6,371	7,407	(1,036)	(14.0)%
Selling, general and administrative	43,591	55,774	(12,183)	(21.8)%
Settlement of class action lawsuit	—	20,000	(20,000)	(100.0)%
Restructuring charge	—	1,001	(1,001)	(100.0)%
Impairment charge	—	659	(659)	(100.0)%
Miscellaneous income, net	(190)	(119)	(71)	60.0%

Total operating expense	580,790	562,860	17,930	3.2%

Operating income (loss)	$10,928	$(12,025)	$22,953	190.9%

Operating ratio	98.2%	102.2%		(4.0)%
Revenue containers (units)	124,884	125,653	(769)	(0.6)%
Average unit revenue	$3,944	$3,713	$231	6.2%
Operating Revenue. Our operating revenue increased $40.9 million, or 7.4% during the six months ended June 20, 2010 as compared to the six months ended June 21, 2009. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$33,345
Other revenue increase	14,403
Third-party logistics increase	11,010
Expiration of government vessel management contract	(12,698)
Revenue container volume decrease	(2,547)
Revenue container rate decrease	(2,630)

Total operating revenue increase	$40,883

The revenue container volume decline is primarily due to ongoing challenges in all of our tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.2% of total revenue in the six months ended June 20, 2010 and approximately 9.2% of total revenue in the six months ended June 21, 2009. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other revenue is primarily due higher space charter revenue resulting from an increase in fuel surcharges.
Cost of Services. The $52.8 million increase in cost of services is primarily due to higher fuel costs as a result of an increase in fuel prices and an increase in inland transportation costs as a result of the increase in third-party logistics revenue, partially offset by a decrease in variable costs as a result of the expiration of certain contracts with the government for the management of its vessels and lower container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $33.6 million for the six months ended June 20, 2010 compared to the six months ended June 21, 2009. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$43,747
Labor and other vessel operating expense increase	3,426
Vessel space charter expense increase	197
Government vessel management contract expense decrease	(13,800)

Total vessel expense increase	$33,570

The $43.7 million increase in fuel costs is comprised of a $41.7 million increase due to fuel prices and a $2.0 million increase in consumption due to additional vessel operating days. The increase in labor and other vessel operating expense is due additional operating expense associated with an increase in the number of dry-dockings during 2010. We continue to incur labor expenses with the vessel in dry-dock while continuing to incur expenses associated with the spare vessel deployed as dry-dock relief
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $7.3 million increase in marine expense during the six months ended June 20, 2010 was primarily due to multi-employer plan benefit assessments for our west coast union employees, an increase in cargo claims due to weather-related vessel incidents, and contractual rate increases, partially offset by lower container volumes and lower terminal rates.
The $9.5 million increase in inland expense is primarily due to the increase in our inland service offerings and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Six Months Ended
	June 20,	June 21,
	2010	2009	% Change
	(in thousands)
Land expense:
Maintenance	$25,947	$24,536	5.8%
Terminal overhead	28,725	29,206	(1.6)%
Yard and gate	14,473	14,451	0.2%
Warehouse	4,345	3,789	14.7%

Total land expense	$73,490	$71,982	2.1%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs. Terminal overhead decreased primarily due to lower compensation costs as a result of the reduction in workforce and reduced expenses related to the relocation of our Long Beach, California offices incurred during the first quarter of 2009. Warehouse expense increased primarily as a result of higher labor costs.
Rolling stock expense increased $0.9 million or 4.8% during the six months ended June 20, 2010 as compared to the six months ended June 21, 2009. This increase is due to higher costs related to our existing equipment sharing arrangements.

Depreciation and Amortization. Depreciation and amortization of $22.2 million during the six months ended June 20, 2010 was flat as compared to the six months ended June 21, 2009.

	Six Months Ended
	June 20,	June 21,
	2010	2009	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$4,666	$4,432	5.3%
Depreciation and amortization—other	7,233	7,392	(2.2)%
Amortization of intangible assets	10,319	10,316	0.0%

Total depreciation and amortization	$22,218	$22,140	0.4%

Amortization of vessel dry-docking	$6,371	$7,407	(14.0)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $6.4 million during the six months ended June 20, 2010 compared to $7.4 million for the six months ended June 21, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $43.6 million for the six months ended June 20, 2010 compared to $55.8 million for the six months ended June 21, 2009, a decrease of $12.2 million or 21.8%. This decrease is primarily comprised of a $6.5 million decline in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, $3.1 million decrease in the accrual related to our performance incentive plan, $0.4 million decrease in stock-based compensation expense, and $1.1 million in savings related to our cost control efforts, including travel and entertainment, meetings and seminars, charitable contributions, the elimination of certain perquisites for our executive officers, and advertising.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to final Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment charge of $0.7 million during the six months ended June 21, 2009 included an additional write-down related to our spare vessels.
Restructuring Charge. Restructuring costs of $1.0 million included $0.9 million related to severance costs and $0.1 million related to other costs associated with our workforce reduction initiative. The $0.9 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards.
Miscellaneous Income, Net. Miscellaneous income, net increased $0.1 million during the six months ended June 20, 2010 compared to the six months ended June 21, 2009. This increase is primarily as a result of the sale of our interest in a joint venture, partially offset by an increase in bad debt expense and lower gains on the sale of property and equipment.
Interest Expense, Net. Interest expense, net increased to $20.6 million for the six months ended June 20, 2010 compared to $18.7 million for the six months ended June 21, 2009, an increase of $1.9 million or 10.2%. This increase is a result of a higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility.
Income Tax (Benefit) Expense. The effective tax rate for the six months ended June 20, 2010 and June 21, 2009 was 0.5% and (33.4)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources
Principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, owned and leased vessel fleet, and information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on indebtedness, and (v) dividend payments. Cash totaled $4.6 million at June 20, 2010.
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage and interest coverage ratio and covenants that limit our distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of June 20, 2010. As of June 20, 2010, total unused borrowing capacity under the revolving credit facility was $83.7 million, after taking into account $130.0 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $63.5 million as of June 20, 2010.
Operating Activities
Net cash used in operating activities was $15.2 million for the six months ended June 20, 2010 compared to $7.2 million for the six months ended June 21, 2009, an increase of $8.0 million. The increase in cash used in operating activities is primarily due to the following (in thousands):

Increase in accounts receivable	$(7,939)
Decrease in accrual for settlement of class action lawsuit	(20,000)
Other changes in working capital, net	(5,949)
Increase in payments related to dry-dockings	(2,171)
Earnings adjusted for non-cash charges	18,235
Decrease in payments related to restructuring and early termination of leased assets	3,807
Decrease in payments related to Department of Justice antitrust investigation and related legal proceedings	5,986

$(8,031)

Investing Activities
Net cash used in investing activities was $4.2 million for the six months ended June 20, 2010 compared to $6.3 million for the six months ended June 21, 2009. The $2.1 million reduction is related to a $1.6 million decrease in capital spending and proceeds of $1.1 million received from the sale of our interest in a joint venture, partially offset by a $0.6 million reduction in the proceeds from the sale of assets.
Financing Activities
Net cash provided by financing activities during the six months ended June 20, 2010 was $17.6 million compared to $11.7 million for the six months ended June 21, 2009. The net cash provided by financing activities during the six months ended June 20, 2010 included $20.6 million, net of repayments, borrowed under the Senior Credit Facility as compared to $21.7 million during the six months ended June 21, 2009. Dividend payments to stockholders during the six months ended June 20, 2010 were $3.1 million compared to $6.7 million during the six months ended June 21, 2009. In addition, during the six months ended June 21, 2009, we paid $3.4 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.
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
On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. We have paid $5.0 million into an escrow account and are required to pay an additional $5.0 million into the escrow account by October 10, 2010 pursuant to the terms of the settlement agreement. The remaining $10.0 million is required to be paid within five business days after final approval of the settlement agreement by the district court.
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only our contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances.

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
We made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes (as defined below) are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of June 20, 2010) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.0% as of June 20, 2010). The weighted average interest rate at June 20, 2010 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 20, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of June 20, 2010. As of June 20, 2010, total unused borrowing capacity under the revolving credit facility was $83.7 million, after taking into account $130.0 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. Based on our leverage ratio, borrowing availability under the revolving credit facility was $63.5 million as of June 20, 2010.
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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of June 20, 2010, we recorded a liability of $3.9 million, of which $0.6 million is included in other accrued liabilities and $3.3 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $0.2 million and $0.5 million in other comprehensive income (loss) for the quarter and six months ended June 20, 2010, respectively. No hedge ineffectiveness was recorded during the quarter and six months ended June 20, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 20, 2010, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.
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

Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of June 20, 2010, the carrying value of our goodwill was $317.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill.
Outlook
Our outlook for the remainder of 2010 remains consistent with earlier projections in that we continue to expect our 2010 financial results to be in the range of 2009 results. We are experiencing some economic stabilization and recovery, evidenced in part by the ongoing modest volume firming trend. However, we also face continuing high fuel prices and ongoing rate pressure in Puerto Rico where capacity has been added in what remains essentially a stagnant business environment. We will closely monitor cash flows and expect to maintain adequate liquidity to remain in compliance with all financial covenants.
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of June 20, 2010, we had outstanding a $103.1 million term loan and $130.0 million under the revolving credit facility, which bear interest at variable rates.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures
In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. We adopted the provisions of the authoritative guidance during the quarter ended March 21, 2010. There was no impact on our consolidated results of operations and financial position, other than the modification of certain disclosures related to our involvement in variable interest entities.
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
Factors that may cause actual results to differ from expected results include: decreases in shipping volumes; legal or other proceedings to which we are or may become subject, including the Department of Justice antitrust investigation and related legal proceedings; volatility in fuel prices; our substantial debt; restrictive covenants under our debt agreements; competitive nature of trans-Pacific ocean transportation market between Asia and the U.S. West Coast; cyclical nature of international shipping industry and resulting volatile changes in freight rates; international regulatory and currency environment; labor interruptions or strikes; job related claims, liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; increased inspection procedures and tighter import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act; escalation of insurance costs, catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial dry-docking costs for our vessels; the loss of our key management personnel; actions by our stockholders; changes in tax laws or in their interpretation or application (including the repeal of the application of the tonnage tax to our trade in any one of our applicable shipping routes); and adverse tax audits and other tax matters.
In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 20, 2009 as filed with the SEC, and this form 10-Q for the quarterly period ended June 20, 2010, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 20, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of June 20, 2010.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 20, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On June 11, 2009, we entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, we have agreed to pay $20.0 million and to certain base-rate freezes to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. We paid $5.0 million into an escrow account and are required to pay an additional $5.0 million into the escrow account by October 10, 2010 pursuant to the terms of the settlement agreement. The remaining $10.0 million is required to be paid within five business days after final approval of the settlement agreement by the district court.
The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with us as of the effective date of the settlement agreement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement agreement. All class members would be eligible to share in the $20.0 million cash component, but only contract customers of ours would be eligible to elect the base-rate freeze in lieu of receiving cash. We have the right to terminate the settlement agreement under certain circumstances. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement agreement in the Puerto Rico MDL litigation. After several hearings, the district court granted preliminary approval of the settlement agreement on July 12, 2010. The settlement agreement is subject to final approval by the Court.
On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. On August 18, 2009, the District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. We intend to vigorously defend against these purported class action lawsuits.
We and the plaintiffs have agreed to stay discovery in the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against us and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. The case is not brought as a class action. On October 27, 2008, we filed a motion to dismiss. The motion to dismiss is pending.

On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. We have provided documents in response to this request and intend to cooperate fully in this investigation.
On October 19, 2009, a purported class action lawsuit was filed against us, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals (indirect purchasers) who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The purported plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, we filed a motion to dismiss. The motion to dismiss is pending, and we intend to vigorously defend against this lawsuit.
Through June 20, 2010, we have incurred approximately $24.9 million in legal and professional fees associated with the DOJ investigation and the antitrust related litigation. In addition, we have paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on our consolidated balance sheet. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, and the Florida Circuit Court litigation. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.
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
On December 31, 2008, a securities class action lawsuit was filed by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware, naming the Company and six current and former employees, including our Chief Executive Officer, as defendants. The complaint purported to be on behalf of purchasers of our common stock. The complaint alleged, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and we filed a motion to dismiss the amended complaint on February 12, 2010. Our motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint.
On March 9, 2010, our Board of Directors and certain current and former officers were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing us to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. We intend to vigorously defend against this lawsuit. However, we are unable to predict the outcome of this lawsuit.
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

1A. Risk Factors
The following risk factors relate to our trans-Pacific liner service between Asia and the West Coast of the United States. We have named our service the “Five Star Express” and anticipate a launch date in December 2010. Except as described below, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 20, 2009, filed with the SEC.
The Trans-Pacific Ocean Transportation Market Between Asia and the West Coast of the United States is Highly Competitive, and We May Not be Able to Compete Successfully With Established Companies That Have Greater Resources or Other New Entrants.
We plan to employ our five 2,824 TEU capacity Hunter-class containerships in a highly competitive market that is capital intensive and highly fragmented. As a new entrant we will face operational risks associated with establishing and executing our service offering. These operational risks include, but are not limited to, identifying and retaining qualified staff, agents, vendors, and representatives; obtaining sufficient equipment resources; establishing brand recognition; navigating language and cultural differences; and complying with new or unfamiliar regulatory regimes.
Competition arises primarily from other vessel owners or operators, some of whom have substantially greater resources than we do and have well established reputations and substantial experience in the international marketplace. In addition to these established companies, we could face competition from new entrants into the market. Some owners and operators of vessels in the international market may be receiving direct or indirect support from or be operated by sovereign governments. Competition for the international transportation of containers by sea is intense and depends on price, location, size, speed, age, service, condition and the acceptability of the vessel and its operators. Competitors with greater resources and larger fleets operate in the container shipping industry in the trans-Pacific service between Asia and the West Coast of the Unites States. These service providers may be able to offer lower rates than we can offer, and they may be prepared and able to sustain significant losses in order to maintain market share.
The Cyclical Nature of the International Shipping Industry May Lead to Volatile Changes in Freight Rates Which May Adversely Affect Our Operating Results and Financial Condition.
Profitability in our planned trans-Pacific liner service will be dependent upon our cost structure and the freight rates we are able to charge. The supply of and demand for shipping capacity strongly influences freight rates. The international shipping industry has recently experienced a period where shipping capacity exceeded demand. Such dislocation between supply and demand has resulted in a highly volatile rate environment. Future demand will continue to be affected by, among other things, world and regional economic and political conditions (including developments in international trade and fluctuations in industrial and agricultural production). The size of the existing fleet in a particular market, the number of new vessel deliveries, the scrapping of older vessels and the number of vessels out of active service (i.e., laid-up, drydocked, awaiting repairs or otherwise not available for hire), determines the supply of shipping capacity, which is measured by the amount of suitable tonnage available to carry cargo.
Factors influencing the supply of and demand for international shipping capacity are outside of our control, and we cannot predict the nature, timing and degree of changes in industry conditions. The cyclical nature of the international shipping industry may continue to drive volatility in freight rates and, in turn, reduce our revenues earnings, and cash flows.
Our Trans-Pacific Service Faces a Regulatory and Currency Environment That Does Not Exist in Our Domestic Tradelanes and is Specific to Operating as an Ocean Common Carrier in the International Marketplace.
A company that holds itself out to the general public to provide ocean transportation services for cargo between the United States and China is subject to various licensing and regulatory regimes in both countries. The Federal Maritime Commission in the United States and the Ministry of Transportation of P.R.C. in the People’s Republic of China are two of the principal, but not sole, regulatory authorities.
Compliance with various regulatory regimes, both foreign and domestic, could increase our costs or result in loss of revenue or both. Fluctuations in foreign currency exchange could have similar impacts. Law and regulations impacting international trade and sovereign monetary policy are subject to political conditions and periodic change. Such changes may require us to modify our business plans or strategies and force us to incur greater costs or suffer lost opportunities.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

3. Defaults Upon Senior Securities
None.
4. Reserved
5. Other Information
None.
6. Exhibits

10.1	*+	Amendment No. 3 to Stevedoring and Terminal Services Agreement among Horizon Lines, LLC and APM Terminals North America, Inc. dated June 8, 2010.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 23, 2010

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
10.1	*+	Amendment No. 3 to Stevedoring and Terminal Services Agreement among Horizon Lines, LLC and APM Terminals North America, Inc. dated June 8, 2010.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Act.