Form 10-Q
period 2010-09-19
Horizon Lines, Inc.
filed 2010-10-22
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 19, 2010
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
At October 20, 2010, 30,741,210 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 19,	December 20,
	2010	2009
Assets
Current assets
Cash	$4,419	$6,419
Accounts receivable, net of allowance of $8,478 and $7,578 at September 19, 2010 and December 20, 2009, respectively	138,134	123,536
Prepaid vessel rent	7,132	4,580
Materials and supplies	28,129	30,254
Deferred tax asset	2,929	2,929
Other current assets	10,176	9,027

Total current assets	190,919	176,745
Property and equipment, net	186,026	193,438
Goodwill	317,068	317,068
Intangible assets, net	87,396	105,405
Other long-term assets	29,024	25,854

Total assets	$810,433	$818,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$39,364	$43,257
Current portion of long-term debt	18,750	18,750
Accrued vessel rent	—	4,339
Other accrued liabilities	110,827	110,473

Total current liabilities	168,941	176,819
Long-term debt, net of current portion	502,387	496,105
Deferred rent	19,230	22,585
Deferred tax liability	4,248	4,248
Other long-term liabilities	17,778	17,475

Total liabilities	712,584	717,232

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,516 shares issued and 30,716 shares outstanding as of September 19, 2010 and 34,091 shares issued and 30,291 shares outstanding as of December 20, 2009	345	341
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	194,544	196,900
Accumulated deficit	(17,722)	(15,874)
Accumulated other comprehensive loss	(780)	(1,551)

Total stockholders’ equity	97,849	101,278

Total liabilities and stockholders’ equity	$810,433	$818,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Operating revenue	$311,009	$307,972	$902,727	$858,807
Operating expense:
Cost of services (excluding depreciation expense)	254,138	248,364	762,941	704,362
Depreciation and amortization	11,009	11,285	33,226	33,425
Amortization of vessel dry-docking	4,310	3,530	10,681	10,936
Selling, general and administrative	21,047	23,739	64,638	79,512
Impairment charge	1,799	1,208	1,799	1,867
Settlement of class action lawsuit	—	—	—	20,000
Restructuring charge	—	—	—	1,001
Miscellaneous expense, net	609	890	416	773

Total operating expense	292,912	289,016	873,701	851,876

Operating income	18,097	18,956	29,026	6,931
Other expense:
Interest expense, net	10,306	10,563	30,872	29,249
Loss on modification of debt	—	—	—	50
Other expense, net	11	1	18	11

Income (loss) before income tax expense (benefit)	7,780	8,392	(1,864)	(22,379)
Income tax expense (benefit)	33	(46)	(17)	10,219

Net income (loss)	$7,747	$8,438	$(1,847)	$(32,598)

Net income (loss) per share:
Basic	$0.25	$0.28	$(0.06)	$(1.07)
Diluted	$0.25	$0.27	$(0.06)	$(1.07)

Number of shares used in calculations:
Basic	30,865	30,430	30,660	30,431
Diluted	31,196	30,914	30,660	30,431

Dividends declared per common share	$0.05	$0.11	$0.15	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 19,	September 20,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,847)	$(32,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,753	17,950
Amortization of other intangible assets	15,473	15,475
Amortization of vessel dry-docking	10,681	10,936
Amortization of deferred financing costs	2,535	2,081
Impairment charge	1,799	1,867
Restructuring charge	—	1,001
Loss on modification of debt	—	50
Deferred income taxes	—	10,312
Gain on equipment disposals	(27)	(45)
Gain on sale of interest in joint venture	(724)	—
Stock-based compensation	1,890	2,464
Accretion of interest on 4.25% convertible notes	8,045	7,428
Changes in operating assets and liabilities:
Accounts receivable	(14,599)	(2,551)
Materials and supplies	2,090	(4,425)
Other current assets	(1,149)	(2,349)
Accounts payable	(3,893)	(7,050)
Accrued liabilities	(1,595)	10,466
Vessel rent	(9,657)	(9,650)
Vessel dry-docking payments	(15,761)	(11,269)
Other assets/liabilities	705	(664)

Net cash provided by operating activities	11,719	9,429

Cash flows from investing activities:
Purchases of property and equipment	(8,773)	(8,181)
Proceeds from the sale of interest in joint venture	1,100	—
Proceeds from the sale of property and equipment	283	1,009

Net cash used in investing activities	(7,390)	(7,172)

Cash flows from financing activities:
Payments on long-term debt	(14,063)	(4,913)
Borrowing under revolving credit facility	87,800	64,000
Payments on revolving credit facility	(75,500)	(49,000)
Dividends to stockholders	(4,636)	(10,041)
Common stock issued under employee stock purchase plan	70	75
Payments of financing costs	—	(3,475)

Net cash used in financing activities	(6,329)	(3,354)

Net decrease in cash	(2,000)	(1,097)
Cash at beginning of period	6,419	5,487

Cash at end of period	$4,419	$4,390

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
The financial statements as of September 19, 2010 and the financial statements for the quarters and nine months ended September 19, 2010 and September 20, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.
During 2010, the Company implemented a new organizational structure. The 2010 reorganization included (1) the re-assignment of the Company’s inland logistics activities related to the container shipping operations, as these operations are no longer tightly integrated with the Company’s third-party logistics service offerings and (2) the re-alignment of responsibilities of certain members of the Company’s management team.
The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one reportable segment. As a result, the financial statement information provided in this 10-Q for the third quarters and nine month periods of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting the Company’s consolidated results of operations.

3. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 19,	December 20,
	2010	2009
Senior credit facility
Term loan	$98,437	$112,500
Revolving credit facility	112,300	100,000
4.25% convertible senior notes	310,400	302,355

Total long-term debt	521,137	514,855
Less current portion	(18,750)	(18,750)

Long-term debt, net of current portion	$502,387	$496,105

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
The amendment to the Senior Credit Facility was intended to provide the Company the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural changes, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million during the second quarter of 2009.
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes (as defined below) are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of September 19, 2010) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of September 19, 2010). The weighted average interest rate at September 19, 2010 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of September 19, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage ratio and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of September 19, 2010. As of September 19, 2010, total unused borrowing capacity under the revolving credit facility was $101.4 million, after taking into account $112.3 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. However, based on the Company’s leverage ratio, effective borrowing availability under the revolving credit facility was $81.4 million as of September 19, 2010.
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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of September 19, 2010, the Company recorded a liability of $3.9 million, of which $0.5 million is included in other accrued liabilities and $3.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also recorded $35 thousand and $0.5 million in other comprehensive income (loss) for the quarter and nine months ended September 19, 2010, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 19, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 19, 2010, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of September 19, 2010 and December 20, 2009 were $496.2 million and $478.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.
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
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009

Stock options	$53	$278	$374	$949
Restricted stock / vested shares	227	186	1,384	1,435
ESPP	47	80	132	80

Total	$327	$544	$1,890	$2,464

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 20, 2009	1,515,190	$15.77
Granted	—
Exercised	—
Forfeited	(13,500)	16.55
Expired	(63,977)	13.65

Outstanding at September 19, 2010	1,437,713	$15,78	5.90	$—

Vested or expected to vest at September 19, 2010	1,434,773	$15,79	5.90	$—

Exercisable at September 19, 2010	1,274,713	$15.97	5.68	$—

As of September 19, 2010, there was $0.1 million in unrecognized compensation costs related to stock options granted, which is expected to be recognized over a weighted average period of 0.6 years.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of September 19, 2010 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 20, 2009	607,221	$10.21
Granted	406,763	4.78
Vested	(197,290)	18.14
Forfeited	(46,789)	6.77

Nonvested at September 19, 2010	769,905	$5.51

As of September 19, 2010, there was $1.6 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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
Net income (loss) per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$7,747	$8,438	$(1,847)	$(32,598)

Denominator:
Denominator for basic net income (loss) per common share:
Weighted average shares outstanding	30,865	30,430	30,660	30,431

Effect of dilutive securities:
Stock-based compensation	331	484	—	—

Denominator for diluted net income (loss) per common share	31,196	30,914	30,660	30,431

Basic net income (loss) per common share	$0.25	$0.28	$(0.06)	$(1.07)

Diluted net income (loss) per common share	$0.25	$0.27	$(0.06)	$(1.07)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 158,747 and 205,368 shares have been included in the denominator for basic net income (loss) per share for these participating securities during the quarters ended September 19, 2010 and September 20, 2009, respectively, and 134,555 and 251,600 shares have been included in the denominator for the nine months ended September 19, 2010 and September 20, 2009, respectively. In addition, a total of 309,997 and 313,168 shares have been excluded from the denominator during the nine months ended September 19, 2010 and September 20, 2009, respectively, as the impact would be anti-dilutive.
7. Comprehensive Income (Loss)
Comprehensive income (loss) is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Net income (loss)	$7,747	$8,438	$(1,847)	$(32,598)
Change in fair value of interest rate swap	(35)	(427)	461	630
Amortization of pension and post-retirement benefit transition obligation	104	115	310	332

Comprehensive income (loss)	$7,816	$8,126	$(1,076)	$(31,636)

8. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 19,	December 20,
	2010	2009
Vessels and vessel improvements	$152,036	$148,823
Containers	28,165	24,035
Chassis	14,661	14,599
Cranes	37,177	36,965
Machinery and equipment	29,148	28,637
Facilities and land improvements	25,421	24,006
Software	24,415	24,072
Construction in progress	22,556	22,541

Total property and equipment	333,579	323,678
Accumulated depreciation	(147,553)	(130,240)

Property and equipment, net	$186,026	$193,438

As of September 19, 2010, construction in progress includes $18.0 million of payments for three new cranes. These cranes were initially purchased for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in late 2011. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, the Company is currently evaluating its options for these cranes, which may include marketing them for sale or deploying them in several of the Company’s other terminal locations.
9. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 19,	December 20,
	2010	2009
Customer contracts/relationships	$142,475	$142,475
Trademarks	63,800	63,800
Deferred financing costs	14,831	14,831
Non-compete agreements	262	262

Total intangibles with definite lives	221,368	221,368
Accumulated amortization	(133,972)	(115,963)

Net intangibles with definite lives	87,396	105,405
Goodwill	317,068	317,068

Intangible assets, net	$404,464	$422,473

10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 19,	December 20,
	2010	2009
Vessel operations	$16,466	$17,922
Payroll and employee benefits	15,223	17,035
Marine operations	9,982	10,668
Terminal operations	11,569	10,481
Fuel	10,985	9,418
Interest	3,050	7,298
Settlement of class action lawsuit	15,000	15,000
Other liabilities	28,552	22,651

Total other accrued liabilities	$110,827	$110,473

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
No other assets or liabilities are measured at fair value under the hierarchy as of September 19, 2010.
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
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 19, 2010. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended September 19, 2010 and September 20, 2009, and $0.5 million and $0.6 million during the nine months ended September 19, 2010 and September 20, 2009, respectively.
The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 19, 2010 and September 20, 2009, and $0.2 million during each of the nine months ended September 19, 2010 and September 20, 2009.
The Company expects to make contributions to the above mentioned pension plans totaling $0.3 million during 2010.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million and $0.2 million during the quarters ended September 19, 2010 and September 20, 2009, respectively, and $0.4 million and $0.6 million during the nine months ended September 19, 2010 and September 20, 2009, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 19, 2010 and September 20, 2009, and $0.3 million during each of the nine months ended September 19, 2010 and September 20, 2009.
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
13. Commitments and Contingencies
Legal Proceedings
On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. The Company has provided documents to the DOJ in response to the subpoena and continues to cooperate with the DOJ in its investigation.
In addition, the Company has entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract as long as the Company, among other things, continues its full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.
The Company has periodically met with the DOJ Staff but is unable to predict the outcome of the DOJ’s investigation. In connection with the investigation, it is possible that the Company will be charged with a criminal violation and be required to pay a substantial fine, either pursuant to an agreement with the DOJ or a court proceeding. The Company has not made a provision in the accompanying financial statements for any possible fines or penalties resulting from the DOJ investigation. In addition, the Company has not made any provision for any civil damages resulting from the amnesty matter in the accompanying financial statements. The Company can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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

On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, the Company has agreed to pay $20.0 million and to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL litigation. After several hearings, the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. Through October 8, 2010, the Company has paid $10.0 million into an escrow account and is required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the District Court. On September 15, 2010, notices of the Puerto Rico settlement were mailed to class members, who have sixty days to respond. The Court has set November 18, 2010 for a hearing to decide whether the settlement should be finally approved. Some class members may elect to opt-out of the settlement in the response to the class notice they have received. The class members that opt-out of the settlement may bring separate claims against the Company.
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
On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss is pending. The Company intends to vigorously defend itself against these purported class action lawsuits.
The Company and the plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend itself against the purported class action lawsuit in Alaska.
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
On September 27, 2010, Pan American Grain Co. Inc. (“Pan American Grain”) filed a complaint in the United States District Court for the District of Puerto Rico against the Company, other domestic shipping carriers and certain individuals. The complaint alleges price-fixing in violation of the Sherman Act and the Puerto Rico Antitrust Law and seeks treble monetary damages, costs and attorneys’ fees.
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
On October 19, 2009, a purported class action lawsuit was filed against the Company, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals (indirect purchasers) who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, the Company filed a motion to dismiss. The District Court has dismissed all counts in the complaint except those under Puerto Rico antitrust laws. The District Court has certified to the Puerto Rico Supreme Court the question of whether the Puerto Rico antitrust statue applies to interstate commerce. The Company intends to vigorously defend against this lawsuit.
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

On March 9, 2010, the Company’s Board of Directors and certain current and former officers of the Company were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing the Company to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. The defendants’ motion to dismiss was granted on October 21, 2010 and the plaintiff’s complaint was dismissed with prejudice. The plaintiff has the right to file an appeal with the Court of Appeals of North Carolina.
Through September 19, 2010, the Company has incurred approximately $26.4 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings. In addition, through September 19, 2010, the Company has paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on the Company’s consolidated balance sheet as of September 19, 2010. On October 8, 2010, the Company paid an additional $5.0 million payment pursuant to the terms of the Puerto Rico MDL settlement agreement. The Company is unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, the Florida Circuit Court litigation, the Pan American Grain complaint, and the shareholder derivative lawsuit. The Company has not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of September 19, 2010, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels’ on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.
Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.2 million as a liability on the Company’s consolidated balance sheet.

Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On September 19, 2010 and December 20, 2009, amounts outstanding on these letters of credit totaled $11.3 million and $11.1 million, respectively.
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
Executive Overview
The economic recovery has continued at a slow and uneven pace, including a slowdown in economic activity during the 3rd quarter of 2010. Persistent high unemployment and uncertainty in the economy have affected consumers and impacted their spending. As a result of the still uncertain macroeconomic environment, we remain focused on a series of successful cost management efforts as well as initiatives to selectively grow revenue.
Container volumes during the quarter and nine months ended September 19, 2010 decreased over the quarter and nine months ended September 20, 2009. We are also experiencing ongoing competitive pricing pressures in our Puerto Rico tradelane due in part to capacity that was added to the depressed market. Operating revenue for the quarter and nine months ended September 19, 2010 increased as a result of higher fuel surcharges, improved third party terminal services, and the expansion of our logistics service offerings, which was partially offset by a reduction in revenue related to the expiration of certain contracts with the government, the loss of revenue under a transportation services agreement, and lower container volumes.
The increase in operating expense during the quarter ended September 19, 2010 is primarily due to higher fuel prices, additional inland expenses related to the expansion of our logistics service offerings, and incremental vessel operating expenses as a result of an increase in dry-dockings. The increase was partially offset by a decrease in selling, general and administrative expenses, largely due to a decline in legal and professional expenses associated with the Department of Justice antitrust investigation and related legal proceedings as well as a decline in the performance incentive plan expense, lower terminal rates, and our cost control efforts. Operating expense during the nine months ended September 19, 2010 was impacted by the factors above and also by additional expenses due to three vessel incidents during the first quarter of 2010 as a result of unusually harsh winter weather conditions and mechanical issues, partially offset by a gain realized as a result of the sale of our interest in a joint venture. In addition, operating expense for the nine months ended September 20, 2009 includes a $20 million charge for the potential settlement of the Puerto Rico MDL litigation.

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
	($ in thousands)
Operating revenue	$311,009	$307,972	$902,727	$858,807
Operating expense	292,912	289,016	873,701	851,876

Operating income	$18,097	$18,956	$29,026	$6,931

Operating ratio	94.2%	93.8%	96.8%	99.2%
Revenue containers (units)	65,726	67,649	190,610	193,305
Average unit revenue	$3,921	$3,818	$3,936	$3,750
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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Net income (loss)	$7,747	$8,438	$(1,847)	$(32,598)
Interest expense, net	10,306	10,563	30,872	29,249
Income tax expense (benefit)	33	(46)	(17)	10,219
Depreciation and amortization	15,319	14,815	43,907	44,361

EBITDA	33,405	33,770	72,915	51,231

Department of Justice antitrust investigation costs	1,475	1,959	3,463	10,445
Impairment charge	1,799	1,208	1,799	1,867
Union severance charge	107	—	468	—
Settlement of class action lawsuit	—	—	—	20,000
Restructuring charge	—	—	—	1,001
Loss on modification of debt	—	—	—	50

Adjusted EBITDA	$36,786	$36,937	$78,645	$84,594

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
The tables below present a reconciliation of net income (loss) to adjusted net income and net income (loss) per share to adjusted net income per share (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Net income (loss)	$7,747	$8,438	$(1,847)	$(32,598)
Adjustments:
Department of Justice antitrust investigation costs	1,475	1,959	3,463	10,445
Impairment charge	1,799	1,208	1,799	1,867
Union severance charge	107	—	468	—
Settlement of class action lawsuit	—	—	—	20,000
Restructuring charge	—	—	—	1,001
Loss on modification of debt	—	—	—	50
Tax valuation allowance	—	—	—	10,561
Tax impact of adjustments	(168)	(219)	(174)	(520)

Total adjustments	3,213	2,948	5,556	43,404

Adjusted net income	$10,960	$11,386	$3,709	$10,806

	Quarters Ended		Nine Months Ended
	September 19,	September 20,	September 19,	September 20,
	2010	2009	2010	2009
Net income (loss) per diluted share	$0.25	$0.27	$(0.06)	$(1.07)
Adjustments:
Department of Justice antitrust investigation costs	0.05	0.06	0.11	0.34
Impairment charge	0.05	0.04	0.05	0.06
Union severance charge	—	—	0.02	—
Settlement of class action lawsuit	—	—	—	0.66
Restructuring charge	—	—	—	0.03
Tax valuation allowance	—	—	—	0.35
Tax impact of adjustments	—	—	—	(0.02)

Total adjustments	0.10	0.10	0.18	1.42

Adjusted net income per diluted share	$0.35	$0.37	$0.12	$0.35

General
We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 20,400 cargo containers. We also provide comprehensive shipping and logistics offerings in our markets, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in Guam. We also have access, under a space charter agreement with Maersk Line, to the ports in Yantian and Xiamen, China and Kaohsiung, Taiwan.
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
During 2010, the Company implemented a new organizational structure. The 2010 reorganization included (1) the re-assignment of the Company’s inland logistics activities related to the container shipping operations, as these operations are no longer tightly integrated with our third-party logistics service offerings and (2) the re-alignment of the responsibilities of certain members of the Company’s management team.
We evaluated the impact of these and other changes on our segment reporting and determined that we now have one reportable segment. As a result, the financial statement information provided in this 10-Q for the third quarters and nine months of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting our consolidated results of operations.

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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 19, 2010. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 20, 2009 as filed with the Securities and Exchange Commission (“SEC”).
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

Quarter Ended September 19, 2010 Compared with the Quarter Ended September 20, 2009

	Quarters Ended
	September 19,	September 20,
	2010	2009	Change	% Change
	($ in thousands)
Operating revenue	$311,009	$307,972	$3,037	1.0%
Operating expense:
Vessel	95,717	95,008	709	0.7%
Marine	52,125	55,126	(3,001)	(5.4)%
Inland	57,565	52,074	5,491	10.5%
Land	38,678	36,631	2,047	5.6%
Rolling stock rent	10,053	9,525	528	5.5%

Cost of services	254,138	248,364	5,774	2.3%
Depreciation and amortization	11,009	11,285	(276)	(2.4)%
Amortization of vessel dry-docking	4,310	3,530	780	22.1%
Selling, general and administrative	21,047	23,739	(2,692)	(11.3)%
Impairment charge	1,799	1,208	591	48.9%
Miscellaneous expense, net	609	890	(281)	(31.6)%

Total operating expense	292,912	289,016	3,896	1.3%

Operating income	$18,097	$18,956	$(859)	(4.5)%

Operating ratio	94.2%	93.8%		0.4%
Revenue containers (units)	65,726	67,649	(1,923)	(2.8)%
Average unit revenue	$3,921	$3,818	$103	2.7%
Operating Revenue. Our operating revenue increased $3.0 million, or 1.0% during the quarter ended September 19, 2010 as compared to the quarter ended September 20, 2009. This revenue increase can be attributed to the following factors (in thousands):

Third-party logistics increase	$6,930
Bunker and intermodal fuel surcharges increase	4,920
Other revenue increase	2,284
Revenue container rate increase	1,718
Revenue container volume decrease	(6,243)
Expiration of government vessel management contract	(6,572)

Total operating revenue increase	$3,037

The decrease in revenue container volume is primarily due to continued soft market conditions in our Puerto Rico and Hawaii tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.0% of total revenue in the quarter ended September 19, 2010 and approximately 12.5% of total revenue in the quarter ended September 20, 2009. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other revenue is primarily due to third party terminal services, partially offset by the loss of revenue under a transportation services agreement.
Cost of Services. The $5.8 million increase in cost of services is primarily due to higher fuel costs as a result of higher in fuel prices and additional inland transportation costs as a result of the increase in third-party logistics revenue, partially offset by a decrease in variable costs as a result of the expiration of certain contracts with the government for the management of its vessels.

Vessel expense, which is not primarily driven by revenue container volume, increased $0.7 million for the quarter ended September 19, 2010 compared to the quarter ended September 20, 2009. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$6,698
Labor and other vessel operating expense increase	1,817
Vessel space charter expense increase	94
Government vessel management contract expense decrease	(7,900)

Total vessel expense increase	$709

The $6.7 million increase in fuel costs is comprised of a $5.4 million increase due to fuel prices and a $1.3 million increase in consumption due to additional vessel operating days. The increase in labor and other vessel operating expense is due to additional operating expense associated with a higher number of dry-dockings during 2010. We continue to incur labor expenses with the vessel in dry-dock, while also incurring expenses associated with the spare vessel deployed as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $3.0 million decrease in marine expense during quarter ended September 19, 2010 is primarily due to lower terminal rates and volumes, partially offset by an increase in repairs and maintenance of our cranes and contractual rate increases.
The $5.5 million increase in inland expense is primarily due to the expansion of our inland service offerings and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarters Ended
	September 19,	September 20,
	2010	2009	% Change
	(in thousands)
Land expense:
Maintenance	$14,041	$12,852	9.3%
Terminal overhead	14,758	14,256	3.5%
Yard and gate	7,745	7,514	3.1%
Warehouse	2,134	2,009	6.2%

Total land expense	$38,678	$36,631	5.6%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $0.5 million during the quarter ended September 19, 2010 as compared to the quarter ended September 20, 2009. This increase is due to an increase in the quantity of leased containers and chassis.

Depreciation and Amortization. Depreciation and amortization was $11.0 million during the quarter ended September 19, 2010 as compared to $11.3 during the quarter ended September 20, 2009. The decrease in depreciation and amortization-other is primarily due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	September 19,	September 20,
	2010	2009	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,351	$2,343	0.4%
Depreciation and amortization—other	3,502	3,783	(7.4)%
Amortization of intangible assets	5,156	5,159	0.0%

Total depreciation and amortization	$11,009	$11,285	(2.4)%

Amortization of vessel dry-docking	$4,310	$3,530	22.1%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.3 million during the quarter ended September 19, 2010 compared to $3.5 million for the quarter ended September 20, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $21.0 million for the quarter ended September 19, 2010 compared to $23.7 million for the quarter ended September 20, 2009, a decrease of $2.7 million or 11.3%. This decrease is primarily comprised of a $1.5 million decrease in the accrual related to our performance incentive plan, $0.5 million decline in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, and $0.5 million in savings related to our cost control efforts, including professional fees, the elimination of certain perquisites for our executive officers, and advertising.
Impairment Charge. Impairment charge of $1.8 million during the quarter ended September 19, 2010 related to certain leased equipment not expected to be deployed during the foreseeable future. The impairment charge of $1.2 million during the quarter ended September 20, 2009 included an additional write-down related to our spare vessels.
Miscellaneous Expense, Net. Miscellaneous expense, net decreased $0.3 million during the quarter ended September 19, 2010 compared to the quarter ended September 20, 2009 primarily as a result of a decline in the loss on sale of property and equipment.
Interest Expense, Net. Interest expense, net decreased to $10.3 million for the quarter ended September 19, 2010 compared to $10.6 million for the quarter ended September 20, 2009, a decrease of $0.3 million or 2.8%. This decrease is primarily a result of a reduction in the amount of debt outstanding under the Senior Credit Facility.
Income Tax Expense (Benefit). The effective tax rate for the quarters ended September 19, 2010 and September 20, 2009 was 0.4% and (0.5)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Nine Months Ended September 19, 2010 Compared with the Nine Months Ended September 20, 2009

	Nine Months Ended
	September 19,	September 20,
	2010	2009	Change	% Change
	($ in thousands)
Operating revenue	$902,727	$858,807	$43,920	5.1%
Operating expense:
Vessel	296,601	262,321	34,280	13.1%
Marine	158,135	153,831	4,304	2.8%
Inland	165,993	150,995	14,998	9.9%
Land	112,168	108,613	3,555	3.3%
Rolling stock rent	30,044	28,602	1,442	5.0%

Cost of services	762,941	704,362	58,579	8.3%
Depreciation and amortization	33,226	33,425	(199)	(0.6)%
Amortization of vessel dry-docking	10,681	10,936	(255)	(2.3)%
Selling, general and administrative	64,638	79,512	(14,874)	(18.7)%
Impairment charge	1,799	1,867	(68)	(3.6)%
Settlement of class action lawsuit	—	20,000	(20,000)	(100.0)%
Restructuring charge	—	1,001	(1,001)	(100.0)%
Miscellaneous expense, net	416	773	(357)	(46.2)%

Total operating expense	873,701	851,876	21,825	2.6%

Operating income	$29,026	$6,931	$22,095	318.8%

Operating ratio	96.8%	99.2%		(2.4)%
Revenue containers (units)	190,610	193,305	(2,695)	(1.4)%
Average unit revenue	$3,936	$3,750	$186	5.0%
Operating Revenue. Our operating revenue increased $43.9 million, or 5.1% during the nine months ended September 19, 2010 as compared to the nine months ended September 20, 2009. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$38,266
Third-party logistics increase	17,954
Other revenue increase	15,201
Revenue container rate increase	632
Expiration of government vessel management contract	(19,270)
Revenue container volume decrease	(8,863)

Total operating revenue increase	$43,920

The revenue container volume decline is primarily due to ongoing challenges in our Puerto Rico and Hawaii tradelanes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.1% of total revenue in the nine months ended September 19, 2010 and approximately 10.4% of total revenue in the nine months ended September 20, 2009. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other revenue is primarily due to higher space charter revenue resulting from an increase in fuel surcharges and third party terminal services, partially offset by the loss of revenue under a transportation services agreement.
Cost of Services. The $58.6 million increase in cost of services is primarily due to higher fuel costs as a result of higher fuel prices and additional inland transportation costs as a result of the increase in third-party logistics revenue, partially offset by a decrease in variable costs as a result of the expiration of certain contracts with the government for the management of its vessels and lower container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $34.3 million for the nine months ended September 19, 2010 compared to the nine months ended September 20, 2009. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$50,445
Labor and other vessel operating expense increase	4,654
Vessel space charter expense increase	292
Government vessel management contract expense decrease	(21,111)

Total vessel expense increase	$34,280

The $50.4 million increase in fuel costs is comprised of a $48.0 million increase due to fuel prices and a $2.4 million increase in consumption due to additional vessel operating days. The increase in labor and other vessel operating expense is due additional operating expense associated with a higher number of dry-dockings during 2010. We continue to incur labor expenses with the vessel in dry-dock, while also incurring expenses associated with the spare vessel deployed as dry-dock relief.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $4.3 million increase in marine expense during the nine months ended September 19, 2010 was primarily due to multi-employer plan benefit assessments for our west coast union employees, an increase in cargo claims due to weather-related vessel incidents, an increase in repairs and maintenance of our cranes, and contractual rate increases, partially offset by lower container volumes and lower terminal rates.
The $15.0 million increase in inland expense is primarily due to the expansion of our inland service offerings and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Nine Months Ended
	September 19,	September 20,
	2010	2009	% Change
	(in thousands)
Land expense:
Maintenance	$39,988	$37,389	7.0%
Terminal overhead	43,483	43,461	0.1%
Yard and gate	22,217	21,965	1.1%
Warehouse	6,480	5,798	11.8%

Total land expense	$112,168	$108,613	3.3%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs. Warehouse expense increased primarily as a result of higher labor costs and due to an increase in the volume of certain revenue generating warehouse activities.
Rolling stock expense increased $1.4 million or 5.0% during the nine months ended September 19, 2010 as compared to the nine months ended September 20, 2009. This increase is due to higher costs related to our existing equipment sharing arrangements and an increase in the quantity of leased containers and chassis.

Depreciation and Amortization. Depreciation and amortization of $33.2 million during the nine months ended September 19, 2010 was flat as compared to the nine months ended September 20, 2009.

	Nine Months Ended
	September 19,	September 20,
	2010	2009	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$7,017	$6,775	3.6%
Depreciation and amortization—other	10,734	11,175	(3.9)%
Amortization of intangible assets	15,475	15,475	0.0%

Total depreciation and amortization	$33,226	$33,425	(0.6)%

Amortization of vessel dry-docking	$10,681	$10,936	(2.3)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $10.7 million during the nine months ended September 19, 2010 compared to $10.9 million for the nine months ended September 20, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs decreased to $64.6 million for the nine months ended September 19, 2010 compared to $79.5 million for the nine months ended September 20, 2009, a decrease of $14.9 million or 18.7%. This decrease is primarily comprised of a $7.0 million decline in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, $4.3 million decrease in the accrual related to our performance incentive plan, $0.6 million decrease in stock-based compensation expense, and $1.7 million in savings related to our cost control efforts, including professional fees, travel and entertainment, meetings and seminars, charitable contributions, the elimination of certain perquisites for our executive officers, and advertising.
Settlement of Class Action Lawsuit. On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, which is subject to final Court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
Impairment Charge. Impairment charge of $1.8 million during the nine months ended September 19, 2010 related to certain leased equipment not expected to be deployed during the foreseeable future. The impairment charge of $1.9 million during the nine months ended September 20, 2009 included an additional write-down related to our spare vessels.
Restructuring Charge. Restructuring costs of $1.0 million during the nine months ended September 20, 2009 included $0.9 million related to severance costs and $0.1 million related to other costs associated with our workforce reduction initiative. The $0.9 million of severance costs included $0.5 million related to the acceleration of certain stock-based compensation awards.
Miscellaneous Expense, Net. Miscellaneous expense, net decreased $0.4 million during the nine months ended September 19, 2010 compared to the nine months ended September 20, 2009. This decrease is primarily a result of the sale of our interest in a joint venture, partially offset by an increase in bad debt expense.
Interest Expense, Net. Interest expense, net increased to $30.9 million for the nine months ended September 19, 2010 compared to $29.2 million for the nine months ended September 20, 2009, an increase of $1.7 million or 5.8%. This increase is a result of higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility.
Income Tax (Benefit) Expense. The effective tax rate for the nine months ended September 19, 2010 and September 20, 2009 was 0.9% and (45.7)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources
Principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, owned and leased vessel fleet, and information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on indebtedness, and (v) dividend payments. Cash totaled $4.4 million at September 19, 2010.
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage ratio and interest coverage ratio and covenants that limit our distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of September 19, 2010. As of September 19, 2010, total unused borrowing capacity under the revolving credit facility was $101.4 million, after taking into account $112.3 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. However, based on our leverage ratio, effective borrowing availability under the revolving credit facility was $81.4 million as of September 19, 2010.
Operating Activities
Net cash provided by operating activities was $11.7 million for the nine months ended September 19, 2010 compared to $9.4 million for the nine months ended September 20, 2009, an increase of $2.3 million. The increase in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$18,639
Decrease in payments related to Department of Justice antitrust investigation and related legal proceedings	7,363
Decrease in payments related to restructuring and early termination of leased assets	4,578
Other changes in working capital, net	3,250
Increase in payments related to dry-dockings	(4,492)
Increase in accounts receivable	(12,048)
Decrease in accrual for settlement of class action lawsuit	(15,000)

$2,290

Investing Activities
Net cash used in investing activities was $7.4 million for the nine months ended September 19, 2010 compared to $7.2 million for the nine months ended September 20, 2009. The increase is related to a $0.6 million increase in capital spending and a $0.7 million reduction in the proceeds from the sale of assets, partially offset by proceeds of $1.1 million received from the sale of our interest in a joint venture.
Financing Activities
Net cash used in financing activities during the nine months ended September 19, 2010 was $6.3 million compared to $3.4 million for the nine months ended September 20, 2009. The net cash used in financing activities during the nine months ended September 19, 2010 included $1.8 million, net of borrowings, paid under the Senior Credit Facility as compared to $10.1 million, net of payments, borrowed under the Senior Credit Facility during the nine months ended September 20, 2009. Dividend payments to stockholders during the nine months ended September 19, 2010 were $4.6 million compared to $10.0 million during the nine months ended September 20, 2009. In addition, during the nine months ended September 20, 2009, we paid $3.5 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.
Capital Requirements and Commitments
Our current and future capital needs relate primarily to debt service, our vessel fleet, and other necessary equipment acquisitions, including the equipment needed for the launch of our international service at the end of 2010. We expect we will need to acquire up to 12,500 additional containers in conjunction with the launch of our international service. Cash lease payments during 2011 are expected to total $11.2 million related to these additional containers. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $20.0-$22.0 million. Such capital expenditures will include terminal infrastructure and equipment, continued redevelopment of our San Juan, Puerto Rico terminal, and vessel regulatory and maintenance initiatives. In addition, expenditures for vessel dry-docking payments are estimated to be $16.0-18.0 million for the next twelve months.

On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL litigation. Under the settlement agreement, we have agreed to pay $20.0 million and to provide a base-rate freeze, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. Through October 8, 2010, we have paid $10.0 million into an escrow account and the remaining $10.0 million is required to be paid within five business days after final approval of the settlement agreement by the District Court. On September 15, 2010, notices of the Puerto Rico settlement were mailed to class members, who have sixty days to respond. The Court has set November 18, 2010 for a hearing to decide whether the settlement should be finally approved.
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
The amendment to the Senior Credit Facility was intended to provide us the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to clarify the term “non-recurring charges”, and (v) incorporate other structural changes, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million during the second quarter of 2009.
We made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes (as defined below) are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of September 19, 2010) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of September 19, 2010). The weighted average interest rate at September 19, 2010 was approximately 4.8%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of September 19, 2010).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to our leverage ratio and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of September 19, 2010. As of September 19, 2010, total unused borrowing capacity under the revolving credit facility was $101.4 million, after taking into account $112.3 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. However, based on our leverage ratio, effective borrowing availability under the revolving credit facility was $81.4 million as of September 19, 2010.

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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of September 19, 2010, we recorded a liability of $3.9 million, of which $0.5 million is included in other accrued liabilities and $3.4 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $35 thousand and $0.5 million in other comprehensive income (loss) for the quarter and nine months ended September 19, 2010, respectively. No hedge ineffectiveness was recorded during the quarter and nine months ended September 19, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 19, 2010, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

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
Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of September 19, 2010, the carrying value of our goodwill was $317.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill.
Outlook
We are somewhat guarded about our outlook for the remainder of 2010 based on the third quarter slowdown. Container volume improvement remains dependent on the depth and breadth of the economic recovery in our markets and its impact on consumer sentiment. We currently expect our full-year 2010 adjusted EBITDA results to fall short of 2009 results, but remain above the levels that would jeopardize our debt covenants. We are currently evaluating the options to refinance our long-term debt and currently expect this process to be completed during the first half of 2011. We remain optimistic about prospects for our new trans-Pacific Five Star Express liner service between China and the U.S. West Coast, which launches on December 13, 2010.
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of September 19, 2010, we had outstanding a $98.4 million term loan and $112.3 million under the revolving credit facility, which bear interest at variable rates.
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
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 20, 2009 and in our Form 10-Q for the quarterly period ended June 20, 2010 as filed with the SEC, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of September 19, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of September 19, 2010.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 19, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. We have provided documents to the DOJ in response to the subpoena and continue to cooperate with the DOJ in its investigation.
In addition, we have entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract as long as we, among other things, continue our full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.
We have periodically met with the DOJ Staff but are unable to predict the outcome of the DOJ’s investigation. In connection with the investigation, it is possible that we will be charged with a criminal violation and be required to pay a substantial fine, either pursuant to an agreement with the DOJ or a court proceeding. We have not made a provision in the accompanying financial statements for any possible fines or penalties resulting from the DOJ investigation. In addition, we have not made any provision for any civil damages resulting from the amnesty matter in the accompanying financial statements. We can give no assurance that the final resolution of the DOJ investigation will not result in significant liability and will not have a material adverse effect our financial condition, cash flows and results of operations.
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
On June 11, 2009, we entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL litigation. Under the settlement agreement, we have agreed to pay $20.0 million and to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane. On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL litigation. After several hearings, the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. Through October 8, 2010, we have paid $10.0 million into an escrow account and are required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the District Court. On September 15, 2010, notices of the Puerto Rico settlement were mailed to class members, who have sixty days to respond. The Court has set November 18, 2010 for a hearing to decide whether the settlement should be finally approved. Some class members may elect to opt-out of the settlement in the response to the class notice they have received. The class members that opt-out of the settlement may bring separate claims against us.
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

On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL litigation. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL litigation. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss is pending. We intend to vigorously defend against these purported class action lawsuits.
We and the plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.
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
On September 27, 2010, Pan American Grain Co. Inc. (“Pan American Grain”) filed a complaint in the United States District Court for the District of Puerto Rico against us, other domestic shipping carriers and certain individuals. The complaint alleges price-fixing in violation of the Sherman Act and the Puerto Rico Antitrust Law and seeks treble monetary damages, costs and attorneys’ fees.
On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. We have provided documents in response to this request and intend to cooperate fully in this investigation.
On October 19, 2009, a purported class action lawsuit was filed against us, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of individuals (indirect purchasers) who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The purported plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, we filed a motion to dismiss. The District Court has dismissed all counts in the complaint except those under Puerto Rico antitrust laws. The District Court has certified to the Puerto Rico Supreme Court the question of whether the Puerto Rico antitrust statue applies to interstate commerce. We intend to vigorously defend against this lawsuit.
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
On March 9, 2010, our Board of Directors and certain current and former officers were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing us to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. The defendants’ motion to dismiss was granted on October 21, 2010 and the plaintiff’s complaint was dismissed with prejudice. The plaintiff has the right to file an appeal with the Court of Appeals of North Carolina.

Through September 19, 2010, we have incurred approximately $26.4 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings. In addition, through September 19, 2010, we have paid $5.0 million into an escrow account pursuant to the terms of the Puerto Rico MDL settlement agreement. Further, a reserve of $15.0 million related to the expected future payments pursuant to the terms of the settlement of the Puerto Rico MDL litigation has been included in other accrued liabilities on our consolidated balance sheet as of September 19, 2010. On October 8, 2010, we paid an additional $5.0 million payment pursuant to the terms of the Puerto Rico MDL settlement agreement. We are unable to predict the outcome of the Hawaii and Guam MDL litigation, the Alaska class-action litigation, the indirect purchaser litigation in the District of Puerto Rico, the Florida Circuit Court litigation, the Pan American Grain complaint, and the shareholder derivative lawsuit. We have not made any provision for any of these claims in the accompanying financial statements. It is possible that the outcome of these proceedings could have a material adverse effect on our financial condition, cash flows and results of operations.
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
1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 20, 2009 and our Quarterly Report on Form 10-Q for the period ended June 20, 2010, as filed with the SEC.
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
Date: October 22, 2010

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