Form 10-K
period 2010-12-26
Horizon Lines, Inc.
filed 2011-03-28
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2010
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
Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $77.2 million.

As of March 21, 2011, 30,771,710 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held June 2, 2011.

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

(i)

Factors that may cause actual results to differ from expected results include:

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to repay or extend our indebtedness when it becomes due or if maturity is accelerated,

•	our ability to obtain waivers or reach agreements with respect to indebtedness that we expect to default upon during the second and third quarter of 2011,

•	volatility in fuel prices

•	cyclical nature of international shipping industry and resulting volatile changes in freight rates,

•	decreases in shipping volumes,

•	our ability to continue as a going concern,

•	failure to comply with the terms of our probation imposed by the court in connection with our plea relating to antitrust matters,

•	any new developments relating to antitrust matters in any of our trades,

•	failure to resolve or successfully defend pending and future civil antitrust claims in Puerto Rico,

•	our ability to integrate new management and retain existing management,

•	government investigations related to recordkeeping and reporting requirements for ship generated pollution and any other government investigations and legal proceedings,

•	suspension or debarment by the federal government

•	international regulatory and currency environment,

•	compliance with safety and environmental protection and other governmental requirements,

•	the successful start-up of any Jones-Act competitor,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels; unexpected substantial dry-docking costs for our vessels.

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

Recent Developments

We believe that our financial position will be impacted during the second and third quarters of 2011. First, we expect that we will experience a covenant default under the indenture related to our $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). On March 22, 2011, the Court entered a judgment against us whereby we are required to pay a fine of $45.0 million to resolve the investigation by the U.S. Department of Justice into our domestic ocean shipping business. In March 2011, we solicited consents from the holders of the Notes to waive the default that may arise in connection with that judgment. We have until May 21, 2011 to satisfy the judgment or otherwise cure the default under the indenture relating to the Notes, and, as of the date of this filing, we have not been able to obtain a waiver from the holders of the Notes and do not presently have remedies to cure the default. Acceleration of all principal and interest may be pursued by the indenture trustee in the event of default. Should the indenture trustee pursue an acceleration, such an action would create a default in our Senior Credit Facility and other loans and financing arrangements due to cross default provisions contained in those agreements.

Second, although we amended our Senior Credit Facility in March 2011, we expect to not be in compliance with the revised covenants beginning in the third quarter of 2011. We expect our financial results will be negatively impacted by softness in international rates, as well as by volatile fuel prices and by our ability to revise fuel surcharges accordingly. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent us from making borrowings under the Senior Credit Facility. We anticipate working with our lenders to obtain amendments or to refinance prior to any possible covenant noncompliance; however we cannot assure you that we will be able to secure such amendments or a refinancing.

Due to these expected and potential defaults, we have classified our obligations under the Notes and the Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheets as of December 26, 2010. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states the consolidated financial statements were prepared assuming we will continue as a going concern and further states that uncertainties regarding our ability to remain in compliance with certain debt covenants under our Senior Credit Facility throughout 2011 and our ability to cure a potential acceleration under our Notes raise substantial doubt about our ability to continue as a going concern.

Our ongoing activities to address these matters include, but are not limited to, working with our lenders to obtain amendments or waivers and seeking refinancing sources to address our existing capital structure. We have retained Moelis & Company as financial advisors to help us in these efforts.

On March 28, 2011, we executed an employment agreement with Stephen H. Fraser, who began serving as our interim President and Chief Executive Officer on March 11, 2011. The term of the agreement is until we appoint a successor president and chief executive officer, and the agreement may be terminated by either party upon thirty days written notice. Pursuant to the terms of the agreement, Mr. Fraser will be entitled to a salary of $90,000 per month, plus other usual employee benefits offered to our employees. The agreement also provides that Mr. Fraser shall be reimbursed for certain transportation expenses and may elect to be reimbursed for his cost of medical insurance for himself and his dependents. Mr. Fraser will continue to serve as a member of our board of directors. Mr. Fraser will continue to be eligible for compensation awarded to the board of directors, and the stock ownership guidelines applicable to board members will continue to be applicable to him. Mr. Fraser’s annual cash retainer for service on the board will be prorated to reflect only the period which he was a non-employee director. This description of the employment agreement is not complete and is qualified by its entirety by the full text of the agreement which is attached hereto as an exhibit.

On February 23, 2011, we and Charles G. Raymond, our President and Chief Executive Officer, entered into a Separation Agreement in connection with Mr. Raymond’s retirement. Under the terms of the Separation Agreement, Mr. Raymond will receive severance payments over a period of 25 months totaling approximately $2.3 million. In addition, we will reimburse Mr. Raymond for premiums related to continued health coverage under COBRA for the period he and his eligible dependents are covered under COBRA. Mr. Raymond will also be entitled to indemnification and the advancement of legal expenses as provided by our charter and bylaws and any other applicable documents, and Mr. Raymond has agreed not to sell any shares of our common stock that he owns for a period of one year. In addition, the terms of the Separation Agreement include a non-compete provision for a period of two years.

On February 24, 2011, we announced that our Board of Directors has named Alex J. Mandl to the position of non-executive Chairman, succeeding Mr. Raymond. Additionally, Brian W. Taylor was named Executive Vice President and Chief Operating Officer (COO), succeeding John V. Keenan, who has been granted a leave of absence. Mr. Taylor assumes the COO responsibilities in addition to his current role as Chief Commercial Officer. At the same time, the Board has promoted Michael T. Avara from Senior Vice President and Chief Financial Officer to Executive Vice President and Chief Financial Officer. All changes were effective March 11, 2011.

Operations

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets; and to Guam, the U.S. Virgin Islands and Micronesia. We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 31,000 cargo containers. We also provide comprehensive shipping and sophisticated logistics services in our markets, including rail, trucking, warehousing, distribution, expedited logistics, and non-vessel operating common carrier (“NVOCC”) operations. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S. and in the ports in Guam, and Shanghai and Ningbo, China.

On December 13, 2010, we commenced our weekly trans-Pacific liner service between Asia and the U.S. West Coast. Our Five Star Express (“FSX”) service connects with our warehousing and distribution capabilities on the U.S. West Coast and intermodal rail service to inland destinations to create an integrated import and export solution. Using scheduled intermodal service from Los Angeles every week, we offer express inland service to Kansas City, Dallas, Chicago, Memphis, Atlanta and Charlotte. During 2011, we expect to expand the inland express network to other locations throughout the U.S.

We ship a wide spectrum of consumer and industrial items used every day in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 40% of revenue and our largest customer accounting for approximately 9% of revenue.

During the 4th quarter of 2010, we began to review the appropriate level of performance for our logistics operations. We have determined to reclassify our logistics operations into discontinued operations because they qualify as assets held for sale. Specifically, it was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, we would begin exploring the sale of our logistics operations. The sale of our logistics operations will not include our Sea-Logix trucking operation, our warehouse operation or Horizon Services Group, our information technology operation.

The Jones Act

During 2010, approximately 83% of our revenues were generated from our shipping and logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act, or other U.S. maritime cabotage laws.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, where we account for approximately 41% of total container loads traveling from the continental U.S. to Alaska. Horizon Lines and Totem Ocean Trailer Express, Inc. (“TOTE”) serve the Alaska market. We are also only one of two container shipping companies currently serving the U.S, to Hawaii and Guam markets with an approximate 36% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 35% and 47% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. Horizon Lines and Matson Navigation Co (“Matson”) serve the Hawaii and Guam market. The Pasha Group also serves the Hawaii market with a roll-on/roll-off vessel. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 34% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, Horizon Lines and Sea Star Lines (“Sea Star”). Sea Star is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

The international shipping market is a significantly larger market than the U.S. domestic shipping market. There are a significant number of vessels operating between Asia and the U.S. West Coast. However, recently there has been a reduction in the number of vessels in layup and an increase in transported container volumes over the low levels of 2009.

Our specific FSX service provides a niche service that is an extension of our domestic service in the Pacific. We believe that we are able to provide various levels of service from expedited transit to deferred delivery at the most competitive market rates. Our FSX service should stand out in the international shipping market because we are able to deliver eleven day transit from China to the U.S. West Coast, saving customers approximately 2-3 days of transit time. We also have smaller vessels and a more rapid throughput process in Los Angeles and Oakland than many of our competitors which allows us to move containers through port and into U.S. distribution networks quickly.

Vessel Fleet

Our management team executes an effective strategy for the maintenance of our vessels. Early in our 54-year operating history, when we pioneered Jones Act container shipping, we recognized the vital importance of maintaining our valuable Jones Act qualified vessels. Our on-shore vessel management team carefully manages all of our ongoing regular maintenance and dry-docking activity.

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

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 26, 2010. Our vessel fleet consists of 20 vessels of varying classes and specifications, 15 of which are fully Jones Act qualified. Of the 16 vessels that are actively deployed, 11 are Jones Act qualified. Three Jones Act qualified vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. A fourth spare Jones Act qualified vessel could be available for deployment after undergoing dry-docking for inspection and maintenance.

		Year		Reefer	Max.	Owned/	Charter
Vessel Name	Market	Built	TEU(1)	Capacity(2)	Speed	Chartered	Expiration

U.S Built — Jones Act Qualified
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	Jan 2015
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	150	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	156	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Navigator	Puerto Rico	1972	2,386	190	21.0 kts	Owned	—
Horizon Trader	Puerto Rico	1973	2,386	190	21.0 kts	Owned	—
Horizon Discovery(4)	—	1968	1,442	100	21.2 kts	Owned	—
Horizon Consumer(4)	—	1973	1,751	170	22.0 kts	Owned	—
Horizon Hawaii(4)	—	1973	1,420	170	22.5 kts	Owned	—
Foreign Built — Non-Jones Act Qualified
Horizon Hunter	Transpacific	2006	2,824	566	23.0 kts	Chartered	Nov 2018
Horizon Hawk	Transpacific	2007	2,824	566	23.0 kts	Chartered	Mar 2019
Horizon Tiger	Transpacific	2006	2,824	566	23.0 kts	Chartered	May 2019
Horizon Eagle	Transpacific	2007	2,824	566	23.0 kts	Chartered	Apr 2019
Horizon Falcon	Transpacific	2007	2,824	566	23.0 kts	Chartered	Apr 2019

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.

(3)	Serves as a spare vessel available for deployment in any of our markets and seasonal operation in the Alaska trade.

(4)	Vessels are available for seasonal needs, dry-dock relief and to respond to potential new revenue opportunities, and thus are not specific to any given market. Horizon Hawaii must undergo inspection and maintenance (dry-docking) in order to be available for deployment. Given current economic conditions, and if the new revenue opportunities fail to materialize, we may make a decision to scrap one of more of the spare vessels.

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

Container Fleet

As summarized in the table below, our container fleet as of December 26, 2010 consists of owned and leased containers of different types and sizes. All but one of our container leases are operating leases.

Container Type	Owned	Leased	Combined

20’ Standard Dry	10	1,053	1,063
20’ Flat Rack	1	—	1
20’ High-Cube Reefer	72	—	72
20’ Miscellaneous	66	—	66
20’ Tank	1	1	2
40’ Standard Dry	57	2,573	2,630
40’ Flat Rack	111	598	709
40’ High-Cube Dry	1,267	11,801	13,068
40’ Standard Insulated	13	—	13
40’ High-Cube Insulated	370	—	370
40’ Standard Opentop	—	59	59
40’ Miscellaneous	57	—	57
40’ Tank	1	—	1
40’ Car Carrier	165	—	165
40’ High-Cube Reefer	1,952	3,635	5,587
45’ High-Cube Dry	1,094	4,962	6,056
45’ High-Cube Flatrack	—	25	25
45’ High-Cube Insulated	469	—	469
45’ High-Cube Reefer	—	325	325
48’ High-Cube Dry	238	—	238

Total	5,944	25,032	30,976

In connection with the expiration of our equipment sharing agreements with Maersk, we increased the quantity of containers in preparation of the launch of our FSX service.

Maersk Arrangements

In connection with the sale of the international marine container operations of Sea-Land by our former parent, CSX Corporation, to Maersk, in December 1999, our predecessor, CSX Lines, LLC and certain of its subsidiaries entered into a number of commercial agreements with various Maersk entities that encompassed terminal services, equipment sharing, sales agency services, trucking services, cargo space charters, and transportation services. Certain of these agreements expired at the end of 2010. Maersk continues to serve as our terminal service provider in the continental U.S., at our ports in Elizabeth, New Jersey, Jacksonville, Florida, Houston, Texas, Los Angeles, California, and Tacoma, Washington. We are Maersk’s terminal operator in Alaska and Puerto Rico. Certain equipment sharing agreements, sales agency agreements and the TP1 Space Charter and Transportation Service Contract with Maersk expired in December 2010.

Under our previous cargo space charter and transportation service agreements with Maersk, we utilized Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of the containers were unloaded. We shipped the empty containers to Yantian and Xiamen, China and Kaohsiung, Taiwan. When the vessels arrived in Asia, Maersk unloaded the empty containers and replaced them with loaded containers for the return trip to the U.S. west coast. We achieved significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement. We also used Maersk equipment on our service to Hawaii from our U.S. west coast ports, as well as from select U.S. inland locations.

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

Any amounts deposited in a CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. Our consolidated balance sheets at December 26, 2010 and December 20, 2009 include liabilities of approximately $14.8 million and $14.2 million, respectively, for deferred taxes on deposits in our CCF.

Sales and Marketing

We manage a sales and marketing team of 113 employees strategically located in our various ports, as well as in five regional offices across the continental U.S., including from our headquarters in Charlotte, North Carolina and from Compton, California and Jacksonville, Florida. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also coordinated from Charlotte, Irving, Texas, and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Renton is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets. The teams in Charlotte and Dallas are also responsible for providing market intelligence related to our FSX service.

Our regional sales and marketing presence ensures close and direct interaction with customers on a daily basis. Many of our regional sales professionals have been servicing the same customers for over ten years. We believe that we have the largest sales force of all container shipping and logistics companies active in our domestic markets. We believe that the breadth and depth of our relationships with our customers is the principal driver of repeat business from our customers.

Customers

We serve a diverse base of long-standing, established customers consisting of many of the world’s largest consumer and industrial products companies. Such customers include Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., and Wal-Mart Stores, Inc. In addition, we serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service.

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and integrated logistics company serving all three non-contiguous Jones Act markets, as well as Guam and Asia. Approximately 56% of our transportation revenue in 2010 was derived from customers shipping with us in more than one of our markets and approximately 36% of our transportation revenue in 2010 was derived from customers shipping with us in all three domestic markets.

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

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. For 2010, our top ten largest customers represented approximately 36% of transportation revenue, with the largest customer accounting for approximately 9% of transportation revenue. During 2010, our top ten largest customers comprised approximately 40% of total revenue, with our largest customer accounting for approximately 9% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industries are approximations based on the good faith estimates of our management. These estimates are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial, industry and market data presented herein are for the period ending in December 2010.

Operations Overview

Our operations share corporate and administrative functions such as finance, information technology, human resources, legal, and sales and marketing. Centralized functions are performed primarily at our Charlotte headquarters and at our operations center in Irving.

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

We strive to minimize our empty repositioning costs. Our dispatch team coordinates truck and/or rail shipping between inland locations and ports on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. We review space availability and inform our other teams and personnel when additional bookings are required and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of origin, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates their process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments. Customers may also view their payment histories and make payments on-line.

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

Employees

As of December 26, 2010, we had 1,890 employees, of which approximately 1,267 were represented by seven labor unions.

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by approximately 10%, or 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011 by eliminating a total of 64 positions, including 35 existing and 29 open positions. A restructuring charge of $2.1 million related to this reduction in workforce has been recorded during the year ended December 26, 2010.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 26, 2010 and the expiration dates of the related collective bargaining agreements:

		Number of
	Collective Bargaining	Our
	Agreement(s)	Employees
Union	Expiration Date	Represented

International Brotherhood of Teamsters	March 31, 2013	254
International Brotherhood of Teamsters, Alaska	June 30, 2011	110
International Longshore & Warehouse Union (ILWU)	July 1, 2014	210
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2011	99
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2012	— (1)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	September 30, 2012	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2017	105
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2017	68
Office & Professional Employees International Union, AFL-CIO	November 9, 2012	59
Seafarers International Union (SIU)	June 30, 2011	276

(1)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 26, 2010.

		Hawaii
		and
	Alaska	Guam	Puerto Rico	Horizon
	Market	Market	Market	Logistics	Corporate(a)	Total

Senior Management	1	1	1	3	11	17
Operations	33	88	46	66	28	261
Sales and Marketing	16	26	51	13	7	113
Administration(b)	3	34	8	14	173	232

Total Headcount	53	149	106	96	219	623

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.

(b)	Administration headcount is comprised of back-office functions and also includes customer service and documentation.

Environmental Initiatives

We strive to support our commitment to protect the environment with programs that promote best practices in environmental stewardship. During 2008, we launched our Horizon Green initiative. Through our Horizon Green initiative, we strive to better understand and measure our impact on the environment, and to develop programs that incorporate environmental stewardship into our core operations. Within the Horizon Green initiative, we are addressing four key areas:

Marine Environment

To protect the marine environment, we have established several programs, including vessel management controls and audits, ballast water management, waste stream analyses, low sulfur diesel fuel usage and marine terminal pollution mitigation plans. In addition, we are required to comply with the MARPOL Convention (International Convention for the Prevention of Pollution from Ships) and ISM Code (International Safety Management Code) created by the IMO.

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

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2010 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A.	Risk Factors

We expect to be in covenant default under our outstanding $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”) during the second fiscal quarter of 2011. In addition, we expect to be in covenant default under our Senior Credit Facility during the third quarter of 2011. If we are unable to return to compliance, the indenture trustee for the Notes and our lenders under the Senior Credit Facility may exercise remedies that would have a material adverse effect on us and our shareholders.

On May 21, 2011, we expect to be in covenant default under the indenture relating to our Notes. In addition, we expect that we will be in covenant default under our Senior Credit Facility during the third quarter of 2011. The remedies available to the indenture trustee in the event of default include acceleration of all principal and interest payments. Acceleration by the indenture trustee would create a default in our Senior Credit Facility and other loans and financing arrangements due to cross default provisions contained in those agreements. If any of our lenders or the indenture trustee accelerate the principal and interest payments we may be forced to seek protection under federal bankruptcy laws. Such relief would materially and adversely affect us and our shareholders.

We are currently in discussions with our lenders to implement a restructuring of our financial obligations, including waivers of expected defaults. There can be no assurance that these efforts will be successful and we could be forced to seek reorganization under federal bankruptcy laws.

As of December 26, 2010, we had an aggregate of approximately $523.8 million principal amount in convertible senior notes, term loans and revolving credit facility that must be repaid, renewed or extended by August 15, 2012. As of the date of this filing, the principal amount in convertible senior notes, term loans and revolving credit facility has increased to $576.6 million. The maturity of the term loan and revolving credit facility will accelerate to February 15, 2012 if the convertible notes are not refinanced or an acceptable plan to refinance is not in place by that date. We expect to be in default under our Notes and our Senior Credit Facility commencing the second and third quarters of 2011, respectively. In addition, we have significant indebtedness coming due in 2012 if not accelerated prior to the maturity or in 2011 if accelerated prior to maturity.

We are seeking waivers with respect to our expected defaults and are seeking to restructure our financial obligations in order to preserve our liquidity and enable us to continue operating. However, there can be no assurance that waivers will be received or that our obligations will be restructured. If the waivers are not cured within applicable time periods, if any, and if waivers or other relief are not obtained, we could be forced to seek reorganization under federal bankruptcy laws.

Our Cash Flows and Capital Resources May Be Insufficient to Make Required Payments on Our Substantial Indebtedness and Future Indebtedness.

As of December 26, 2010, on a consolidated basis, we had (i) $523.8 million of outstanding funded long-term debt (exclusive of capital lease obligations of $9.2 million and outstanding letters of credit with an aggregate face amount of $11.3 million), (ii) approximately $229.6 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a funded debt-to-equity ratio of approximately 13.2:1.0.

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

We may incur substantial indebtedness in the future. The terms of the senior credit facility permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 26, 2010, we had approximately $62.4 million of effective borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

Our Substantial Indebtedness and Future Indebtedness Could Significantly Impair Our Operating and Financial Condition.

The required payments on our substantial indebtedness and future indebtedness, as well as the restrictive covenants contained in the senior credit facility could significantly impair our operating and financial condition. Because of our substantial fixed costs combined with our substantial indebtedness, a decrease in revenues results in a disproportionately greater percentage decrease in earnings and affects our ability to comply with the covenants in our revolving credit facility.

In addition, these required payments and restrictive covenants could:

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

Further issuances of our common stock could be dilutive.

We may issue additional shares of our common stock, or other securities convertible into our common stock, to repay our existing indebtedness or for working capital. If we issue additional shares of our common stock in the future, it may have a dilutive effect on the ownership interests of our existing shareholders.

We Pled Guilty to a Charge of Violating Federal Antitrust Laws and are Subject to a Material Criminal Penalty That May Have a Material Adverse Effect on Our Business.

On April 17, 2008, we received a federal grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the Antitrust Division of the U.S. Department of Justice whereby we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane and agreed to pay a fine of $45.0 million over five years without interest. The fine is payable over a five-year period as follows: $1.0 million within 30 days after imposition of the sentence by the court, $1.0 million on the first anniversary thereafter, $3.0 million on the second anniversary, $5.0 million on the third anniversary, $15.0 million on the fourth anniversary, and $20.0 million on the fifth anniversary. The payment of the fine may have a substantial and material effect on our financial position, liquidity and cash flow.

Numerous Purported Class Action Lawsuits Related to the Subject of the Antitrust Investigations Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

Subsequent to the commencement of the DOJ investigation, fifty-eight purported class action lawsuits were filed against us and other domestic shipping carriers by direct purchasers alleging price-fixing in violation of the Sherman Act. The complaints seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. Thirty-two of the federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation in the District of Puerto Rico and relate to the Puerto Rico tradelane. A similar complaint was filed in Duval County, Florida, against us and other domestic shipping carriers by a customer alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act.

In connection with the Puerto Rico multidistrict litigation (“MDL”), we have entered into a class action settlement, subject to final court approval, and have agreed to pay $20.0 million and to certain base-rate freezes. We have paid $10.0 million into an escrow account pursuant to the terms of the settlement agreement. We cannot predict or determine the timing or final outcomes of the settlement or the lawsuits and are unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in some or all of these legal proceedings could be material to our results of operations, financial condition or cash flows.

A securities class action lawsuit was filed in the District of Delaware against us. The lawsuit alleges that the defendants made material misrepresentations and omissions, including with respect to the alleged price-fixing and violations of the Sherman Act, causing the plaintiffs to pay inflated prices for our shares. The securities litigation seeks unspecified monetary damages, among other things. If we are required to make a payment as a result of a judgment in the securities litigation, it could have a material adverse impact on our financial condition, cash flows or results of operations.

We may be required to make significant payments to customers in connection with antitrust-related proceedings.

Several customers have elected to opt-out of the Puerto Rico settlement, and those customers may file lawsuits containing allegations similar to those made in the putative class actions and seek the same type of damages under the Sherman Act as sought in the putative class actions. We may be required to make payments in settlement or as a result of a final judgment to entities that may commence proceedings against us in amounts that are not determinable. The existence of these proceedings also could have a material adverse affect on our ability to access the capital markets to raise additional funds to refinance indebtedness or for other purposes. Therefore, claims against us and any future claims could have a material adverse impact on our financial condition, cash flows or results of operations. We are not able to determine whether or not any actions will be brought against us or whether or not a negative outcome would be probable if brought against us, or a reasonable range for any such outcome, and have made no provisions for any potential proceedings in our financial statements. Given the volume of commerce involved in the Puerto Rico shipping business, an adverse ruling in a potential civil antitrust proceeding could subject us to substantial civil damages given the treble damages provisions of the Sherman Act.

In addition, we have actively engaged in discussions with a number of our customers regarding the subject matter of the DOJ investigations. We have reached commercial agreements or are seeking to renew commercial agreements with certain of our major customers, with the condition that the customer relinquishes all claims arising out of the matters that are the subject of the antitrust investigations. In some cases, we have agreed to, or are seeking to agree to, future discounts. Any potential future discounts would be charged against operating revenue if and when the discount is earned and certain other criteria are met. It is possible that we will be required to enter into similar arrangements to settle other existing and potential antitrust claims, and these discounts may have a material adverse effect on our financial condition or results of operations.

We have Incurred Significant Costs in Connection with the Antitrust-Related Proceedings and Any Additional Costs May Have a Material Adverse Effect on Our Financial Condition, Liquidity and Cash Flow.

We have incurred legal fees and costs for antitrust-related investigations and legal proceedings of $5.2 million in fiscal year 2010, $12.2 million in fiscal year 2009 and $10.7 million in fiscal year 2008. In addition to expenses incurred for our defense in these matters, under Delaware law and our bylaws, we may have an additional obligation to indemnify our current and former officers and directors in relation to those matters, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees. Any additional legal costs and fees may have a material adverse effect on our financial condition, liquidity and cash flow.

Our Ability to Pay the DOJ Fine, the Puerto Rico Settlement or Any Other Judgment or Settlement is Very Limited, and the Fine, Settlement or Any Other Payments May Have a Material Adverse Effect on Our Business, Operations and Financial Condition.

Our ability to satisfy the DOJ fine of $45.0 million or pay the $20.0 million Puerto Rico class action settlement or pay any other judgment or settlement is limited by our limited cash, limited borrowing capacity, lack of unencumbered assets, limited cash flow and our need to fund necessary capital expenditures, including vessel maintenance and replacement of old vessels. We cannot assure you that we will be able to borrow sufficient money or generate sufficient cash flow to pay such fine, settlement, or any judgments in connection with the antitrust-related matters, and such fine, settlement, or judgments may have a material adverse effect on our business plans, as well as our financial condition and results of operations.

We Depend on the Federal Government for a Substantial Portion of Our Business, and We Could Be Adversely Affected by Suspension or Debarment by the Federal Government.

Some of our revenue is derived from contracts with agencies of the U.S. government, and as a U.S. government contractor, we are subject to federal regulations regarding the performance of our government contracts. In addition, we are required to certify our compliance with numerous federal laws, including environmental laws. Failure to comply with relevant federal laws may result in suspension or debarment. On March 22, 2011, we pled guilty to a charge of violating federal antitrust laws in our Puerto Rico tradelane and we have reported possible antitrust violations in connection with a shipping services contract provided to the United States Department of Defense. In addition, we have been advised that the U.S. Coast Guard and U.S. Attorney’s Office are investigating environmental matters involving two of our vessels. If the federal government suspends or debars us for violation of legal and regulatory requirements, it could have a material adverse effect on our business, results of operations or prospects.

Under Our Credit Agreement Amendment, We Are Not Permitted to Pay Dividends on Our Common Stock and Our Board of Directors Has Decided Not to Pay Dividends at This Time, And We May Not Have Sufficient Cash to Pay Dividends in the Future.

We are not required to pay dividends to our stockholders and our stockholders do not have contractual or other rights to receive them. On March 9, 2011, we entered into an amendment to our credit agreement pursuant to which we agreed not to pay dividends on our common stock, and our Board of Directors decided to discontinue paying dividends for the fourth quarter of 2010 and has suspended the payment of dividends indefinitely. As a result of suspending the payment of dividends, shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends in the future will depend on numerous factors, including:

•	Our obligations under our credit agreement;

•	The state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this Annual Report on Form 10-K;

•	Our results of operations, financial condition, liquidity needs and capital resources;

•	Our expected cash needs, including for interest and any future principal payments on indebtedness, capital expenditures and payment of fines and settlements related to antitrust matters; and

•	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

If we are able to pay dividends in the future, we can only pay dividends if our subsidiaries transfer funds to us. As a holding company, we have no direct operations, and our principal assets are the equity interests we hold in our subsidiaries. However, our subsidiaries are legally distinct and have no obligation to transfer funds to us. As a result, we are dependent on our subsidiaries’ results of operations, existing and future debt agreements, governing state law and regulatory requirements, and the ability to transfer funds to us to meet our obligations and to pay dividends.

Restrictions in our debt agreements or applicable state legal and regulatory requirements may prevent us from paying dividends.

Our ability to pay dividends will be restricted by current to future agreements governing our debt, including our credit agreement, as well as corporate law requirements. We are not permitted to pay a dividend under the restricted payment covenants in the most recent amendment to our credit agreement. Under Delaware law, our Board of Directors may not authorize a dividend unless it is paid out of our surplus (calculated in accordance with the Delaware General Corporation law), or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and the proceeding fiscal year.

Further Economic Decline and Decrease in Market Demand For the Company’s Services in the Jones Act and Guam Markets Will Adversely Affect the Company’s Operating Results and Financial Condition.

A further slowdown in economic conditions of our Jones Act and Guam markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Hawaii and Puerto Rico were down approximately 2.5% in 2010 as compared to 2009 as a result of the slow economic recovery. The economic downturn in our tradelanes has negatively affected our earnings. We cannot predict the length of the current economic downturn or whether further economic decline may occur.

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

Repeal, Substantial Amendment, or Waiver of the Jones Act or Its Application Could Have a Material Adverse Effect on Our Business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

A Decrease in the Level of China’s Export of Goods or an Increase in Trade Protectionism Could Have a Material Adverse Impact on Our International Business.

China exports considerably more goods than it imports. Our service between Asia and the U.S. West Coast generates revenue derived from the shipment of goods from the Asia Pacific region to the U.S. Any reduction in or hindrance to the output of China-based exporters could have a material adverse effect on the growth rate of China’s exports. For example, monetary policy in the U.S. has had the affect of raising the value of the Chinese currency, resulting in Chinese goods becoming more expensive in the U.S. In addition, China has begun permitting trading in its currency in Hong Kong and New York, which may permit the value of China’s currency to fluctuate and impact the price of Chinese goods in the U.S. Similarly, China has recently implemented economic policies aimed at increasing domestic consumption of Chinese made goods. These policies, among many other policies, may have the effect of reducing the export of goods from China and may result in a decrease in demand for shipping. The level of imports to and exports from China could be adversely affected by economic reforms and policies by either the Chinese or the U.S. government, as well as by changes in political, economic and social conditions or other relevant policies of either government.

Our international operations expose us to the risk that increased trade protectionism will adversely affect our business. Either the Chinese government or the U.S. government may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. Specifically, increasing trade protectionism in the Asia and U.S. market has caused and may continue to cause an increase in the cost of goods exported from China, the length of time required to deliver goods from China and the risks associated with exporting goods from China. Any increased trade barriers or restrictions on trade between the U.S. and China would have an adverse impact on our business, results of operations and our financial condition.

The Growth of Our New Trans-Pacific Ocean Transportation Service Between Asia and the West Coast of the United States Depends on Continued Increases in World and Regional Demand for Container Shipping, and the Global Economic Slowdown May Impede Our Ability to Grow Our New International Service.

The ocean container shipping industry is both cyclical and volatile in terms of both rates and profitability. Rates for container shipping peaked in 2005 and generally stayed strong until the middle of 2008, when the effects of the economic crisis began to affect global container trade, driving rates significantly lower from 2008 to 2010. We launched our international service between Asia and the U.S. West Coast at the end of 2010, when rates remained well below their long term averages but higher than the 2008 trough. Weak conditions in the international containership market will affect our ability to generate cash flows and maintain liquidity.

The factors affecting the supply and demand for container shipping are largely outside of our control, and the nature, timing and degree of changes in market conditions are unpredictable. The factors that influence demand for container shipping include:

•	supply and demand for products shipped in containers;

•	changes in global production of products transported by containerships;

•	global and regional economic and political conditions;

•	developments in international trade; and

•	currency exchange rates.

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

In December of 2010, we began deploying our five 2,824 TEU capacity Hunter-class containerships in the market between Asia and the U.S. West Coast. This market is highly competitive and capital intensive, as well as fragmented. As a new entrant, we face operational risks associated with establishing and executing our service offering and competitors that have substantially greater resources than we do and have well established reputations and substantial experience in the international marketplace.

In addition to these established companies, we could face competition from new entrants into the market. Some owners and operators of vessels in the international market may be receiving direct or indirect support from or be operated by sovereign governments. Competition for the international transportation of containers by sea is intense and depends on price, service, location, and the size, speed, age, and condition of an operator’s vessels. Competitors with greater resources and larger fleets operate in the container shipping industry in the trans-Pacific service between Asia and the West Coast of the Unites States. These service providers may be able to offer lower rates than we can offer, and they may be prepared and able to sustain significant losses in order to maintain market share.

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

Our Industry is Unionized and Strikes By Our Union Employees or Others in the Industry May Disrupt Our Services and Adversely Affect Our Operations.

As of December 26, 2010, we had 1,890 employees, of which 1,267 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union that affected ports and shippers throughout the U.S. west coast. In addition, in 2010 a two day work stoppage at the Port of New York and New Jersey by constituent locals of the International Longshoreman’s Association affected our operations on the U.S. east coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully. Our collective bargaining agreements are scheduled to expire as follows: three in 2011, three in 2012, one in 2013, one in 2014, and two in 2017.

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

Compliance With Safety and Environmental Protection and Other Governmental Requirements May Adversely Affect Our Operations.

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. Federal environmental laws and certain state laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil or hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

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

We Are Subject to Regulation and Liability Under Environmental Laws That Could Result in Substantial Fines and Penalties That May Have a Material Adverse Affect on Our Results of Operations.

The U.S. Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone. The EPA requires vessels to obtain permits and comply with inspection, monitoring, recordkeeping and reporting requirements. Occasionally, our vessels may not operate in accordance with such permits or we may not adequately comply with recordkeeping and reporting requirements. Any such violations could result in substantial fines or penalties that could have a material adverse affect on our results of operations and our business.

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

We May Face Significant Costs As the Vessels Currently in Our Fleet Age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our active vessels is approximately 23 years and the average age of our Jones Act vessels is approximately 33 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

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

Our Recent Change of Chief Executive Officer May be Viewed Negatively and Could Have an Adverse Impact on Our Business, and if We Do Not Successfully Manage the Transitions Associated with Our New Management Team, It Could Have an Adverse Impact on Our Business.

The leadership and expertise of Charles G. Raymond, our former CEO, and his long-standing relationships with customers has been instrumental in our success. His recent retirement as CEO could have material adverse affect on our business. In addition, our board of directors recently appointed Stephen Fraser, a current board member, to act as interim CEO to replace Mr. Raymond, until a replacement is identified. Investors, employees, customers and others could react negatively to this and any future executive management transitions.

Our future success will be dependent upon Mr. Fraser’s ability and any permanent replacement CEO’s ability to gain proficiency in leading our Company, his ability to implement and adapt our business strategy and his ability to develop key professional relationships. It is important for us to successfully manage these transitions as our failure to do so could adversely affect our ability to operate our business. In addition, we will incur additional expenses associated with the compensation of our former CEO, our interim CEO and any permanent CEO.

Loss of Any Additional Personnel Could Adversely Affect Our Business.

Our ability to successfully manage our business during any management transition will depend, in significant part, upon the continued services of Michael T. Avara, our Executive Vice President and Chief Financial Officer, and Brian W. Taylor, our Executive Vice President and Chief Operating Officer. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers.

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

Our Secured Credit Facility Exposes Us to the Variability of Interest Rates.

The term loan and revolving credit portions of our senior credit facility bear interest at variable rates. As of December 26, 2010, we had outstanding a $93.8 million term loan and $100.0 million under the revolving credit facility, which bear interest at variable rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on the revolving credit facility. Accordingly, a significant rise in interest rates would adversely affect our financial results.

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

Environmental and Other Regulation

Our marine operations are subject to various federal, state and local environmental laws and regulations implemented principally by the United States Coast Guard (“Coast Guard”), Environmental Protection Agency (“EPA”), and the United States Department of Transportation (“DOT”), as well as state environmental regulatory agencies. These requirements generally govern the safe operations of our ships and pollution prevention in U.S. internal waters, the territorial sea, and the 200-mile exclusive economic zone of the United States.

The operation of our vessels is also subject to regulation under various international conventions adopted by the International Maritime Organization (“IMO”) that are implemented by the laws of the jurisdictions in which we trade, and enforced by the Coast Guard and port state authorities in our non-U.S. ports of call. In addition, our vessels are required to meet construction, maintenance and repair standards established by the American Bureau of Shipping (“ABS”), Det Norske Veritas (“DNV”), IMO and/or the Coast Guard, and to meet operational, environmental, security, and safety standards and regulations presently established by the Coast Guard and IMO. The Coast Guard also licenses our seagoing officers and certifies our seamen.

Our marine operations are further subject to regulation by various federal agencies or the successors to those agencies, including the Surface Transportation Board (“STB”, the successor federal agency to the Interstate Commerce Commission), the Maritime Administration (“MARAD,” an agency within the DOT), the Federal Maritime Commission, the EPA, U.S. Customs and Border Protection, and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, certain mergers, contraband, pollution prevention, financial reporting, and homeland, port and vessel security.

Our common and contract motor carrier operations are regulated by the STB and various state agencies. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including certain regulations for drug and alcohol testing and hours of service. The ship’s officers and unlicensed crew members employed aboard our vessels must also comply with numerous safety and fitness regulations promulgated by the Coast Guard, the DOT, and the IMO, including certain regulations for drug testing and hours of service.

The United States Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990 (“OPA”) was enacted and established a comprehensive regulatory and liability regime designed to increase pollution prevention, ensure better spill response capability, increase liability for oil spills, and facilitate prompt compensation for cleanup and damages. OPA is applicable to owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the navigable waters of the United States (generally three nautical miles from the coastline) and the 200 nautical mile exclusive economic zone of the United States. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless it is determined by the Coast Guard or a court of competent jurisdiction that the spill results solely from the act or omission of a third party, an act of God or an act of war) for removal costs and damages arising from discharges or threatened discharges of oil from their vessels up to their limits of liability, unless the limits are broken as indicated below. “Damages” are defined broadly under OPA to include:

•	natural resources damages and the costs of assessment thereof;

•	damages for injury to, or economic losses resulting from the destruction of, real or personal property;

•	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and

•	the loss of subsistence use of natural resources.

Effective July 31, 2009, the OPA regulations were amended to increase the liability limits for responsible parties for non-tank vessels to $1,000 per gross ton or $854,400, whichever is greater. These limits of liability do not apply: (1) if an incident was proximately caused by violation of applicable federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or (2) if the responsible party fails or refuses to report the incident, fails to provide reasonable cooperation and assistance requested by a responsible official in connection with oil removal activities, or without sufficient cause fails to comply with an order issued under OPA.

In 1980, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) was adopted and is applicable to the discharge of hazardous substances (other than oil) whether on land or at sea. CERCLA also imposes liability similar to OPA and provides for cleanup, removal and natural resource damage. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

OPA requires owners and operators of vessels to establish and maintain with the Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the OPA. Effective July 1, 2009, the Coast Guard regulations requiring evidence of financial responsibility were amended to conform the OPA financial responsibility requirements to the July 2009 increases in liability limits. Current Coast Guard regulations require evidence of financial responsibility for oil pollution in the amount of $1,000 per gross ton or $854,400, whichever is greater, for non-tank vessels, plus the CERCLA liability limit of $300 per gross ton for hazardous substance spills. As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index.

Under the Coast Guard regulations, vessel owners and operators may evidence their financial responsibility through an insurance guaranty, surety bond, self-insurance, financial guaranty or other evidence of financial responsibility acceptable to the Coast Guard. Under OPA, an owner or operator of a fleet of vessels may demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically insured shipowners before enactment of OPA, including the major protection and indemnity clubs, have declined to furnish an insurance guaranty for vessel owners and operators if they are subject to direct actions or are required to waive insurance policy defenses.

OPA allows individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills as well as requirements for response and contingency planning and requirements for financial responsibility. We intend to comply with all applicable state regulations in the states where our vessels call.

We maintain Certificates of Financial Responsibility as required by the Coast Guard and various states for our vessels.

In 2010, both houses of Congress proposed legislation to create certain more stringent requirements related to the prevention and response to oil spills in U.S. waters and to increase both financial responsibility requirements and the limits of liability under OPA and increase penalties. Although the U.S. House of Representatives passed spill legislation, the U.S. Senate did not act on that legislation, and thus no legislation was enacted during the 2009-2010 term of Congress. Spill legislation has again been introduced in Congress for its 2011-2012 term. If Congress passes spill legislation, we could be subject to greater potential liability or penalties if any of our vessels has an incident or we could be required to comply with other requirements thereby increasing our operating costs.

The Act to Prevent Pollution from Ships and MARPOL Requirements for Oil Pollution Prevention

The International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”), is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. It has been updated by amendments through the years and is implemented in the United States pursuant to the Act to Prevent Pollution from Ships. MARPOL has six specific annexes and Annex I governs oil pollution.

Since the 1990s, the DOJ has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of Annex I. Prosecutions generally involve violations related to pollution prevention devices, such as the oil-water separator, and include falsifying the Oil Record Book, obstruction of justice, false statements and conspiracy. Over the past 10 years, the DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred elsewhere. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”). If we are subjected to a DOJ criminal prosecution, we could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.

The United States Clean Water Act

Enacted in 1972, the United States Clean Water Act (“CWA”) prohibits the discharge of “pollutants,” which includes oil or hazardous substances, into navigable waters of the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA and CERCLA discussed above.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES, EPA issued a Vessel General Permit (“VGP”), which has been in effect since February 6, 2009, covering 26 types of discharges incidental to normal vessel operations. The VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to our vessels.

The VGP requires vessel owners and operators to adhere to “best management practices” to manage the 26 listed discharge streams, including ballast water, that occur normally in the operation of a vessel. Vessel owners and operators must implement various training, inspection, monitoring, record keeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. Several states have specified significant, additional requirements in connection with state mandated CWA certifications relating to the VGP.

On February 11, 2011, the EPA and the Coast Guard entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the VGP. Under the MOU, the Coast Guard will identify and report to EPA detected VGP deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, EPA retains responsibility and enforcement authority to address VGP violations. We have filed a Notice of Intent to be covered by the VGP for each of our ships. Failure to comply with the VGP may result in civil or criminal penalties.

The National Invasive Species Act

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the vessel, or by using environmentally sound ballast water treatment methods approved by the Coast Guard. Mid-ocean ballast exchange is the primary method for compliance with the Coast Guard regulations; alternative methods for ballast water treatment are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements. On August 28, 2009, the Coast Guard proposed to amend its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in a vessel’s ballast water discharged in United States waters. As proposed, it would establish a two tier standard. Tier one would set the initial limits to match those set internationally by IMO in the Ballast Water Convention, which has not yet entered into force. These limits are proposed to come into force by January 1, 2012. A limited number of technologies have been approved and may enable some vessels to meet these discharge standards. The tier two standard would be more stringent and cannot be met using existing treatment technology. This second tier, as proposed, would come into effect on January 1, 2017. Although it cannot be predicted with any certainty when the Coast Guard will issue a final rule implementing a new ballast water standard and what discharge standards will be required, the Coast Guard currently estimates that it will publish a ballast water standard in 2011. Upon entry into force of the IMO Ballast Water Convention two of our vessels will be required to have a ballast water treatment system on board by their first survey date after January 1, 2015. All of our remaining vessels will be required to have an approved system on board by their first survey after January 1, 2016. Systems are available that will meet the IMO standards.

Both houses of Congress have proposed a number of bills to amend NISA but it cannot be predicted which bill, if any, will be enacted into law.

In the absence of stringent federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. Oceangoing vessels covered by the VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York requires vessels to meet ballast water treatment standards by January 1, 2012 with technology that is not available today, but has granted extensions to this deadline until August 1, 2013. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

The United States Clean Air Act and Air Emission Standards under MARPOL

In 1970, the United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engineers on oceangoing vessels. For example, the California Air Resources Board of the state of California (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. More stringent fuel oil requirements are scheduled to go into effect on January 1, 2012.

The state of California also began on January 1, 2010, implementing regulations on a phased in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if we determine that we cannot use or the ports will not permit us to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and we may incur additional costs in connection with modifying our vessels to use electrical power supplied at the dock.

Annex VI of MARPOL, addressing air emissions from vessels, came into force in the United States on January 8, 2009 and it will require the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard will be lowered to 14.4 g-NOx/kW-hr and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).

In addition, the current global sulfur cap of 4.5% sulfur will be reduced to 3.5% effective January 1, 2012 and be further reduced to as low as 0.5% sulfur in 2020. The recommendations made in connection with a MARPOL fuel availability study scheduled for 2018 at IMO may cause this date to slip to 2025. The current 1.0% maximum sulfur omission permitted in designated ECAs will be reduced to 0.1% sulfur on January 1, 2015. These sulfur limitations will be applied to all subsequently approved ECAs.

In addition, the EPA has received approval of the IMO, in coordination with Environment Canada, to designate all waters within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. Under EPA regulations the North American ECA will go into force on January 1, 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. EPA has also obtained preliminary approval at IMO for an ECA around Puerto Rico and the U.S. Virgin Islands.

With the adoption of the United States ECA, all ships operating within 200 miles of the U.S. coast will be required to burn 1% sulfur content fuel oil as of August 1, 2012 and 0.1% sulfur content fuel oil as of January 1,2015. Our 12 steamships cannot safely burn 0.1% oil without extensive modification to or replacement of their boilers or fuel systems. It is not yet known if such a modification can be designed. EPA has received preliminary approval at IMO to exempt steamships from the 0.1% sulfur content fuel oil requirement until 2020.

The Resource Conservation and Recovery Act

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to our marine operations, EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties that we contract with, we may still be held liable for cleanup costs under applicable laws.

Endangered Species Regulation

The Endangered Species Act, federal conservation regulations and comparable state laws protect species threatened with possible extinction. Protection of endangered and threatened species may include restrictions on the speed of vessels in certain ocean waters and may require us to change the routes of our vessels during particular periods. For example, in an effort to prevent the collision of vessels with the North Atlantic right whale, federal regulations restrict the speed of vessels to ten knots or less in certain areas along the Atlantic Coast of the United States during certain times of the year. The reduced speed and special routing along the Atlantic Coast results in the use of additional fuel, which affects our results of operations.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) entered into force. Pursuant to the Kyoto Protocol, countries that are parties to the Convention are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. Any passage of climate control legislation or other regulatory initiatives in the United States that restrict emissions of greenhouse gases could entail financial impacts on our operations that cannot be predicted with certainty at this time. The issue is being heavily debated within various international regulatory bodies, such as the IMO, as well and climate control measures that effect shipping could also be implemented on an international basis potentially affecting our vessel operations.

Vessel Security Regulations

Following the terrorist attacks on September 11, 2001, there have been a variety of initiatives intended to enhance vessel security within the United States and internationally. On November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to the International Convention for the Safety of Life at Sea (“SOLAS”), known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

•	on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Worker Identification Credential program; and

•	compliance with flag state security certification requirements.

The Coast Guard regulations, intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA vessel security measures provided such vessels have on board a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. U.S.-flag vessels, however, must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code if engaged in international trade. We believe that we have implemented the various security measures required by the MTSA, SOLAS and the ISPS Code.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call, as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 26, 2010:

		Square
Location	Description of Facility	Footage(1)

Anchorage, Alaska	Stevedoring building and various terminal and related property	1,429,425
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,929
Compton, California	Terminal supervision office and warehouse	176,676
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	658,167
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property and office	97,124	(2)
Houston, Texas	Terminal supervision and sales office	166
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision, sales office & warehousing	15,943
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Laredo, Texas	Warehousing and office	56,800
Lexington, North Carolina	Warehousing and office	23,984
Oakland, California	Office and various terminal and related property	247,732
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,146
San Francisco, California	Warehousing and office	19,900
San Juan, Puerto Rico	Office and various terminal and related property	3,451,013
Sparks, Nevada	Warehousing	20,000
Tacoma, Washington	Office and various terminal and related property	797,348

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.

(2)	Excludes 1,647,952 square feet of terminal property, which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

Antitrust Matters

On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ whereby we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane and agreed to pay a fine of $45.0 million over five years without interest. The first $1.0 million of the fine must be paid within 30 days after imposition of the sentence by the court and annual payments of $1.0 million, $3.0 million, $5.0 million, $15.0 million and

$20.0 million must be paid on each anniversary thereafter. The plea agreement provides that we will not face additional charges relating to the Puerto Rico tradelane. On March 22, 2011, the court entered judgment accepting our plea agreement and placing us on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the sentencing guidelines requirements, including antitrust education to key personnel.

In addition, the plea agreement provides that we will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that we are not a target or subject to any investigation in the Hawaii and Guam trades. Also, in June 2009, we entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract, as long as we, among other things, continue our full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.

We have included a charge of $30.0 million in our fiscal 2010 financial statements, which represents the present value of the $45.0 million in installment payments. We have not made a provision in the accompanying financial statements for any civil damages resulting from the amnesty matter in the accompanying financial statements.

Subsequent to the commencement of the DOJ investigation, fifty-eight purported class action lawsuits were filed against us and other domestic shipping carriers (the “Class Action Lawsuits”). Each of the Class Action Lawsuits purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services directly from the various domestic ocean carriers. These complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The Class Action Lawsuits were filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, nineteen in the District of Puerto Rico, twelve in the Northern District of California, three in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, one in the District of Hawaii, and one in the District of Alaska.

Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. On June 11, 2009, we entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL. Under the settlement agreement, we have agreed to pay $20.0 million and to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.

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

On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL. After several hearings, the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. We have paid $10.0 million into an escrow account and are required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the District Court. On September 15, 2010, notices of the Puerto Rico settlement were mailed to class members, who had sixty days to respond. Some class members have elected to opt-out of the settlement in response to the class notice they have received. We have until April 29, 2011 to decide whether or not to proceed with the class settlement.

The customers that have elected to opt-out of the settlement may file lawsuits containing allegations similar to those made in the Puerto Rico MDL and seek the same type of damages under the Sherman Act as sought in the Puerto Rico MDL. We are not able to determine whether or not any actions will be brought against us or whether or not a negative outcome would be probable if brought against us, or a reasonable range for any such outcome, and have made no provisions for any potential proceedings in our financial statements. Given the volume of commerce involved in the Puerto Rico shipping business, an adverse ruling in a potential civil antitrust proceeding could subject us to substantial civil damages given the treble damages provisions of the Sherman Act.

In addition, we have actively engaged in discussions with a number of our customers in the Puerto Rico trade regarding the subject matter of the DOJ investigations. We have reached commercial agreements or are seeking to reach commercial agreements with certain of our major customers, with the condition that the customer relinquishes all claims arising out of the matters that are the subject of the antitrust investigations. In some cases, we have agreed to, or are seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.

Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010, and the plaintiffs have served a notice of appeal with the United States Court of Appeals for the Ninth Circuit. We intend to vigorously defend against this purported class action lawsuit.

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

On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. In February 2011, the Commonwealth of Puerto Rico filed a lawsuit against us seeking monetary damages on behalf of the Attorney General of the Commonwealth of Puerto Rico and a class of persons (indirect purchasers).

On October 19, 2009, a purported class action lawsuit was filed against us, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of indirect purchasers who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, we filed a motion to dismiss. The District Court has dismissed all counts in the complaint except those under Puerto Rico antitrust laws. The District Court has certified to the Puerto Rico Supreme Court the question of whether the Puerto Rico antitrust statute applies to interstate commerce.

On February 22, 2011, we entered into a Memorandum of Understanding with the attorneys representing the indirect purchasers and the Commonwealth of Puerto Rico to settle the investigation by the Puerto Rico Office of Monopolistic Affairs and the lawsuit filed by the Commonwealth of Puerto Rico in February 2011, and the class action lawsuit in the indirect purchasers case. Under the Memorandum of Understanding, we have agreed to pay $1.8 million for a full release in those matters. The settlement agreement, when negotiated and entered into by the parties, will be subject to court approval.

On December 31, 2008, a securities class action lawsuit was filed against us by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware. The complaint purported to be on behalf of purchasers of our common stock. The complaint alleged, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and we filed a motion to dismiss the amended complaint on February 12, 2010. Our motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint. We filed our opposition brief with the Court of Appeals on December 22, 2010 and the plaintiffs filed their reply brief on February 2, 2011.

On March 9, 2010, our Board of Directors and certain current and former officers of the Company were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing us to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. The motion was granted on October 21, 2010. The time for an appeal has expired.

Through December 26, 2010, we have incurred approximately $28.1 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.

Environmental Matters

We are subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. We have been advised that the U.S. Coast Guard and U.S. Attorney’s Office are investigating matters involving two of our vessels. We are cooperating with this investigation. It is possible that the outcome of the investigation could result in a substantial fine and other actions against us that could have an adverse effect on our business and operations.

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

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2010.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of March 21, 2011, there were approximately 6,750 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock on the New York Stock Exchange for the fiscal periods presented.

			Cash Dividend
2011	High	Low	Declared

First Quarter (through March 21, 2011)	$5.91	$3.30	$—

2010	High	Low	Cash Dividend

First Quarter	$6.54	$3.68	$0.05
Second Quarter	$6.09	$3.80	$0.05
Third Quarter	$4.97	$3.65	$0.05
Fourth Quarter	$4.77	$3.53	$0.05

2009	High	Low	Cash Dividend

First Quarter	$4.73	$2.44	$0.11
Second Quarter	$6.33	$3.00	$0.11
Third Quarter	$6.92	$3.08	$0.11
Fourth Quarter	$6.92	$5.00	$0.11

During the fourth quarter of 2010, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated herein by reference.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on December 24, 2005 and $100 invested in the Company’s stock by the opening bell on December 25, 2005, as well as the reinvestment of dividends.

	12/25/2005	12/24/2006	12/23/2007	12/21/2008	12/20/2009	12/26/2010
Horizon Lines, Inc.	100.00	223.59	158.86	40.19	57.90	50.68
Dow Jones U.S. Industrial Transportation Index	100.00	103.57	111.62	83.67	104.73	135.77
S&P 500 Index	100.00	111.20	117.01	69.99	86.90	99.06

Item 6.	Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K, and our consolidated financial statements and the related notes appearing in Item 15 of this Form 10-K.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. Fiscal year 2010 consisted of 53 weeks and each of the other years presented below consisted of 52 weeks.

Selected Financial Data is as follows (in thousands, except per share and per share data):

	Fiscal Years Ended
	Dec. 26,	Dec. 20,	Dec. 21,	Dec. 23,	Dec. 24,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Operating revenue	$1,162,505	$1,124,215	$1,270,978	$1,196,700	$1,156,892
Legal settlements(1)	31,770	20,000	—	—	—
Impairment of assets	2,655	1,867	6,030	—	—
Restructuring costs	2,057	787	3,126	—	—
Operating (loss) income	(5,850)	22,288	46,062	93,044	94,910
Interest expense, net	40,117	38,036	39,923	43,567	47,491
Loss on modification/early extinguishment of debt	—	50	—	38,546	581
Income tax expense (benefit)(2)	305	10,589	(4,153)	(15,152)	(25,332)
Net (loss) income from continuing operations	(46,299)	(26,407)	10,353	26,003	72,357
Net (loss) income from discontinued operations(3)	(11,670)	(4,865)	(12,946)	822	—

Net (loss) income	$(57,969)	$(31,272)	$(2,593)	$26,825	$72,357
Basic net (loss) income per share:
Continuing operations	$(1.50)	$(0.87)	$0.34	$0.79	$2.16
Discontinued operations	$(0.38)	$(0.16)	$(0.43)	$0.02	—

Basic net (loss) income per share	$(1.88)	$(1.03)	$(0.09)	$0.81	$2.16
Diluted net (loss) income per share:
Continuing operations	$(1.50)	$(0.87)	$0.34	$0.77	$2.14
Discontinued operations	$(0.38)	$(0.16)	$(0.43)	$0.02	—

Diluted net (loss) income per share	$(1.88)	$(1.03)	$(0.09)	$0.79	$2.14
Number of shares used in calculations:
Basic	30,788,681	30,450,975	30,278,573	33,327,567	33,551,335
Diluted	30,788,681	30,450,975	30,523,182	33,864,818	33,772,341
Cash dividends declared	$6,281	$13,397	$13,273	$14,653	$14,764
Cash dividends declared per common share	$0.20	$0.44	$0.44	$0.44	$0.44
Balance Sheet Data:
Cash	$2,751	$6,419	$5,487	$6,276	$93,949
Total assets	785,757	819,111	872,629	920,886	945,029
Total debt, including capital lease obligations	516,323	514,855	532,811	532,108	510,788
Long term debt, including capital lease obligations, net of current portion(4)	7,530	496,105	526,259	525,571	503,850
Stockholders’ equity(5)	39,792	101,278	136,836	183,409	208,277

	Fiscal Years Ended
	Dec. 26,	Dec. 20,	Dec. 21,	Dec. 23,	Dec. 24,
	2010	2009	2008	2007	2006

Other Financial Data:
EBITDA(6)	$53,644	$80,218	$107,823	$119,457	$159,391
Capital expenditures(7)	16,298	12,931	38,639	29,314	21,288
Vessel dry-docking payments	19,159	14,735	13,913	21,414	16,815
Cash flows provided by (used in):
Operating activities	44,432	61,081	88,357	62,237	115,524
Investing activities(7)	(14,744)	(11,694)	(38,139)	(25,952)	(19,340)
Financing activities(7)	(25,159)	(44,753)	(51,310)	(83,123)	(43,685)

(1)	We entered into a plea agreement, dated February 23, 2011, with the United States of America, under which we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane. We agreed to pay a fine of $45.0 million over five years without interest. We recorded a charge during the year ended December 26, 2010 of $30.0 million, which represents the present value of the expected installment payments. The year ended December 20, 2009 includes a $20.0 million charge for the potential settlement of the Puerto Rico MDL.

(2)	During 2006, we elected the application of a tonnage tax instead of the federal corporate income tax on income from our qualifying shipping activities. This 2006 election of the tonnage tax was made in connection with the filing of our 2005 federal corporate income tax return. We accounted for this election as a change in the tax status of its qualifying shipping activities. The impact of this tonnage tax election resulted in a decrease in income tax expense of approximately $43.5 million during the year ended December 24, 2006. We modified our trade routes between the U.S. west coast and Guam and Asia during 2007. As such, our shipping activities associated with these modified trade routes became qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. During 2007, we recorded a $7.7 million tax benefit due to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels and related to a change in estimate resulting from refinements in the methodology for computing secondary activities and cost allocations for tonnage tax purposes. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a full valuation allowance against our deferred tax assets.

(3)	During the 4th quarter of 2010, we began a review of strategic alternatives for our logistics operations. It was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, we would begin exploring the sale of our logistics operations. We have determined to reclassify our logistics operations as discontinued operations because they qualify as assets held for sale.

(4)	We expect that we will experience a covenant default under the indenture related to our Notes. We have until May 21, 2011 to obtain a waiver from the holders of the Notes. The remedies available to the indenture trustee in the event of default include acceleration of all principal and interest payments. In addition, in the third quarter of 2011, we believe that it is likely that we will not be in compliance with the minimum interest coverage ratio covenant contained in our Senior Credit Facility. In March 2011, we amended our Senior Credit Facility to decrease the interest coverage ratio for the fiscal quarters ending March 27, 2011 and June 26, 2011; however, we do not expect to be in compliance with the revised interest coverage ratio. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent us from making borrowings under the Senior Credit Facility. We anticipate working with our lenders to obtain amendments prior to any possible covenant noncompliance; however we cannot assure you that we will be able to secure such amendments. Due to cross default provisions, we have classified our obligations under the Notes and Senior Credit Facility totaling $523.8 million as current liabilities in the accompanying Consolidated Balance Sheet as of December 26, 2010.

(5)	Concurrent with the issuance of the 4.25% convertible senior notes, we entered into note hedge transactions whereby we have the option to receive shares of our common stock when the share price is between certain amounts and the we sold warrants to financial institutions whereby the financial institutions have the option to receive shares when the share price is above certain levels. The cost of the note hedge transactions to us was approximately $52.5 million and we received proceeds of $11.9 million related to the sale of the warrants. We recorded a $19.1 million income tax benefit related to the cost of the hedge transaction that was subsequently fully reserved as part of recording a full valuation allowance against our deferred tax assets.

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

EBITDA when determining the payment of discretionary bonuses. A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is included below (in thousands):

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	Dec. 26,	Dec. 20,	Dec. 21,	Dec. 23,	Dec. 24,
	2010	2009	2008	2007	2006

Net (loss) income	$(57,969)	$(31,272)	$(2,593)	$26,825	$72,357
Net (loss) income from discontinued operations	(11,670)	(4,865)	(12,946)	822	—

Net (loss) income from continuing operations	(46,299)	(26,407)	10,353	26,003	72,357
Interest expense, net	40,117	38,036	39,923	43,567	47,491
Income tax expense (benefit)	305	10,589	(4,153)	(15,152)	(25,332)
Depreciation and amortization	59,521	58,000	61,700	65,039	64,875

EBITDA	53,644	80,218	107,823	119,457	159,391
Legal settlements and contingencies	32,270	20,000	—	—	—
Department of Justice antitrust investigation costs	5,243	12,192	10,711	—	—
Impairment of assets	2,655	1,867	6,030	—	—
Restructuring costs	2,057	787	3,126	—	—
Other severance charges	468	306	765	—	—
Loss on modification/ extinguishment of debt	—	50	—	38,546	581
Transaction related expenses	—	—	—	—	2,032

Adjusted EBITDA	$96,337	$115,420	$128,455	$158,003	$162,004

(7)	Investing activities during 2007 include the acquisition of HSI. Financing activities during 2007 include our private placement of $330.0 million aggregate principal amount of 4.25% convertible senior notes due 2012 and credit agreement providing for a $250.0 million five year revolving credit facility and a $125.0 million term loan with various financial lenders. We utilized a portion of the proceeds from these transactions to (i) repay $192.8 million of borrowings outstanding under the Prior Senior Credit Facility (as defined below), (ii) purchase the outstanding principal and pay associated premiums of the 9% senior notes and 11% senior discount notes purchased in our tender offer and (iii) purchase 1,000,000 shares of our common stock. Also during 2007, our Board of Directors approved a stock repurchase program under which we acquired 1,172,000 shares of our common stock at a total cost of $20.6 million. During 2008, we completed our share repurchase program by acquiring an additional 1,627,500 at a total cost of $29.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

We believe that our financial position will be impacted during the second and third quarters of 2011. First, we expect that we will experience a covenant default under the indenture related to our $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). On March 22, 2011, the Court entered a judgment against us whereby we are required to pay a fine of $45.0 million to resolve the investigation by the U.S. Department of Justice into our domestic ocean shipping business. In March 2011, we solicited consents from the holders of the Notes to waive the default that may arise in connection with that judgment. We have until May 21, 2011 to satisfy the judgment or otherwise cure the default under the indenture relating to the Notes, and, as of the date of this filing, we have not been able to obtain a waiver from the holders of the Notes and do not presently have remedies to cure the default. Acceleration of all principal and interest may be pursued by the indenture trustee in the event of default. Should the indenture trustee pursue an acceleration, such an action would create a default in our Senior Credit Facility and other loans and financing arrangements due to cross default provisions contained in those agreements.

Second, although we amended our Senior Credit Facility in March 2011, we expect to not be in compliance with the revised covenants beginning in the third quarter of 2011. We expect our financial results will be negatively impacted by softness in international rates, as well as by volatile fuel prices and by our ability to revise fuel surcharges accordingly. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent us from making borrowings under the Senior Credit Facility. We anticipate working with our lenders to obtain amendments or to refinance prior to any possible covenant noncompliance; however we cannot assure you that we will be able to secure such amendments or a refinancing.

Due to these expected and potential defaults, we have classified our obligations under the Notes and the Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheets as of December 26, 2010. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states the consolidated financial statements were prepared assuming we will continue as a going concern and further states that uncertainties regarding our ability to remain in compliance with certain debt covenants under our Senior Credit Facility throughout 2011 and our ability to cure a potential acceleration under our Notes raise substantial doubt about our ability to continue as a going concern.

Our ongoing activities to address these matters include, but are not limited to, working with our lenders to obtain amendments or waivers and seeking refinancing sources to address our existing capital structure. We have retained Moelis & Company as financial advisors to help us in these efforts.

On March 28, 2011, we executed an employment agreement with Stephen H. Fraser, who began serving as our interim President and Chief Executive Officer on March 11, 2011. The term of the agreement is until we appoint a successor president and chief executive officer, and the agreement may be terminated by either party upon thirty days written notice. Pursuant to the terms of the agreement, Mr. Fraser will be entitled to a salary of $90,000 per month, plus other usual employee benefits offered to our employees. The agreement also provides that Mr. Fraser shall be reimbursed for certain transportation expenses and may elect to be reimbursed for his cost of medical insurance for himself and his dependents. Mr. Fraser will continue to serve as a member of our board of directors. Mr. Fraser will continue to be eligible for compensation awarded to the board of directors, and the stock ownership guidelines applicable to board members will continue to be applicable to him. Mr. Fraser’s annual cash retainer for service on the board will be prorated to reflect only the period which he was a non-employee director. This description of the employment agreement is not complete and is qualified by its entirety by the full text of the agreement which is attached hereto as an exhibit.

On February 23, 2011, we and Charles G. Raymond, our President and Chief Executive Officer, entered into a Separation Agreement in connection with Mr. Raymond’s retirement. Under the terms of the Separation Agreement, Mr. Raymond will receive severance payments over a period of 25 months totaling approximately $2.3 million. In addition, we will reimburse Mr. Raymond for premiums related to continued health coverage under COBRA for the period he and his eligible dependents are covered under COBRA. Mr. Raymond will also be entitled to indemnification and the advancement of legal expenses as provided by our charter and bylaws and any other applicable documents, and Mr. Raymond has agreed not to sell any shares of our common stock that he owns for a period of one year. In addition, the terms of the Separation Agreement include a non-compete provision for a period of two years.

On February 24, 2011, we announced that our Board of Directors has named Alex J. Mandl to the position of non-executive Chairman, succeeding Mr. Raymond. Additionally, Brian W. Taylor was named Executive Vice President and Chief Operating Officer (COO), succeeding John V. Keenan, who has been granted a leave of absence. Mr. Taylor assumes the COO responsibilities in addition to his current role as Chief Commercial Officer. At the same time, the Board has promoted Michael T. Avara from Senior Vice President and Chief Financial Officer to Executive Vice President and Chief Financial Officer. All changes were effective March 11, 2011.

Executive Overview

The economic recovery has continued at a slow and uneven pace. Persistent high unemployment and uncertainty in the economy have adversely affected consumers and negatively impacted their spending. In addition, construction spending remains at depressed levels and many state governments are enacting spending cutbacks, including workforce reductions and furloughs. As a result of the still uncertain macroeconomic environment and our specific challenges such as the start up of our international operations, volatile fuel prices, and rate pressures in Puerto Rico and in international markets, we remain focused on a series of successful cost management efforts.

Container volumes during 2010 increased over 2009 largely due to the extra week during fiscal year 2010 and the commencement of our China service, which began operations in December 2010. Operating revenue for year ended December 26, 2010 increased as a result of higher fuel surcharges, improved third party terminal services, and the higher container volumes, which was partially offset by the expiration of certain contracts with the government, the loss of a transportation services agreement, and a slight decrease in our rates, net of fuel. We are experiencing ongoing competitive pricing pressures in our Puerto Rico tradelane due in part to capacity that was added in April 2010 to the depressed market.

The increase in operating expense during the year ended December 26, 2010 is primarily due to higher fuel prices, three vessel incidents as a result of unusually harsh winter weather conditions and mechanical issues, and incremental vessel operating expenses as a result of an increase in dry-dockings. The increase was partially offset by a decrease in selling, general and administrative expenses, largely due to a decline in legal and professional expenses associated with the Department of Justice antitrust investigation and related legal proceedings, as well as a decline in the performance incentive plan expense, lower terminal rates, and our cost control efforts.

We entered into a plea agreement, dated February 23, 2011, with the United States of America, under which we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane. We agreed to pay a fine of $45.0 million over five years without interest.

We recorded a charge during the year ended December 26, 2010 of $30.0 million, which represents the present value of the expected installment payments.

On February 22, 2011, we and two other companies providing ocean shipping services in the Puerto Rico tradelane entered into a Memorandum of Understanding with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers. Under the Memorandum of Understanding, we have agreed to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico tradelane. Pursuant to the Memorandum of Understanding, the parties will enter into a settlement agreement pursuant to which we and the other two companies each agreed to pay $1.8 million as our share of the settlement amount in exchange for a full release. Such settlement agreement, when negotiated and entered into by the parties, will be subject to court approval.

Operating expense for the year ended December 20, 2009 includes a $20 million charge for the potential settlement of the Puerto Rico MDL.

	Year	Year	Year
	Ended	Ended	Ended
	December 26,	December 20,	December 21,
	2010	2009	2008
	(In thousands)

Operating revenue	$1,162,505	$1,124,215	$1,270,978
Operating expense	1,168,355	1,101,927	1,224,916

Operating (loss) income	$(5,850)	$22,288	$46,062

Operating ratio	100.5%	98.0%	96.4%
Revenue containers (units)	260,037	257,625	276,282

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. In addition, on December 13, 2010, we commenced our own weekly trans-Pacific liner service between Asia and the U.S. West Coast. Our Five Star Express (“FSX”) service connects with our warehousing and distribution capabilities on the U.S. West Coast and intermodal rail service to inland destinations to create an integrated import/export solution. Using scheduled intermodal service from Los Angeles every week, we offer express inland service to Kansas City, Dallas, Chicago, Memphis, Atlanta and Charlotte. During 2011, we expect to expand the inland express network to other locations throughout the U.S.

We own or lease 20 vessels, 15 of which are fully qualified Jones Act vessels, and approximately 31,000 cargo containers. We also provide comprehensive shipping and logistics services in our markets, including rail, trucking, warehousing, distribution and non-vessel operating common carrier (“NVOCC”) operations. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S., as well as in the ports in Guam, and Shanghai and Ningbo, China.

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

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 26, 2010, December 20, 2009 and December 21, 2008 and for the fiscal years ended December 26, 2010, December 20, 2009 and December 21, 2008. Certain prior period balances have been reclassified to conform to current period presentation.

The financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. As discussed in more detail in Capital Requirements and Liquidity, we expect to not be in compliance with our debt covenants throughout 2011, which raises substantial doubt about our ability to continue as a going concern.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal year ended December 26, 2010 consisted of 53 weeks and the fiscal years ended December 20, 2009 and December 21, 2008 each consisted of 52 weeks.

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

The customer contracts and trademarks on the balance sheet as of December 26, 2010 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to fifteen years. Long-lived assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures.

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

Shipping Rates

We publish tariffs with rates rules and practices for all three of our Jones Act trade routes and for Guam. These tariffs are subject to regulation by the Surface Transportation Board (“STB”). However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB. We also publish tariffs for transportation of international cargo which are subject to regulation by the Federal Maritime Commission (“FMC”).

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry, including our international service. Financial results in the first quarter are normally lower due to reduced loads during the winter months and as a result of the Chinese New Year’s affect on our international service. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii, Guam and Asia. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.

During 2010, approximately 83% of our revenue was generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) shipping services in the Asia to U.S. coast market, (v) warehousing services for third-parties, and (vi) other non-transportation services.

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

Year Ended December 26, 2010 Compared to Year Ended December 20, 2009

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. Fiscal year 2010 consisted of 53 weeks and fiscal year 2009 consisted of 52 weeks.

	Year Ended	Year Ended
	December 26,	December 20,
	2010	2009	% Change
	(In thousands)

Operating revenue	$1,162,505	$1,124,215	3.4%
Operating expense:
Vessel	400,827	355,352	12.8%
Marine	215,750	210,322	2.6%
Inland	184,892	179,651	2.9%
Land	147,488	140,586	4.9%
Rolling stock rent	40,966	37,048	10.6%

Cost of services	989,923	922,959	7.3%

Depreciation and amortization	44,475	44,307	0.4%
Amortization of vessel dry-docking	15,046	13,694	9.9%
Selling, general and administrative	83,232	97,257	(14.4)%
Legal settlements	31,770	20,000	58.9%
Impairment of assets	2,655	1,867	42.2%
Restructuring costs	2,057	787	161.4%
Miscellaneous (income) expense, net	(803)	1,056	(176.0)%

Total operating expense	1,168,355	1,101,927	6.0%

Operating (loss) income	$(5,850)	$22,288	(126.2)%

Operating ratio	100.5%	98.0%	2.5%
Revenue containers (units)	260,037	257,625	0.9%

Operating Revenue.  Operating revenue increased $38.3 million, or 3.4% during the year ended December 26, 2010. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$40,971
Non-transportation services increase	12,678
Revenue container volume increase	9,269
Expiration of government vessel management contract	(22,749)
General rate decreases	(1,879)

Total operating revenue increase	$38,290

The revenue container volume increases are primarily due to the commencement of our international service, increases in our Alaska tradelane, and an extra week during fiscal year 2010, offset by ongoing challenges in our Puerto Rico and Hawaii tradelanes. General rate increases are implemented to mitigate rising contractual costs. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 14.6% of total revenue in the year ended December 26, 2010 and approximately 11.5% of total revenue in the year ended December 20, 2009. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to third party terminal services, which was partially offset by the expiration of certain space charter agreements. Our overall rate, net of fuel surcharges, was flat as a result of increased rates in Hawaii and Alaska offset by continuing rate pressure in Puerto Rico.

Cost of Services.  The $67.0 million increase in cost of services is primarily due to higher fuel costs as a result of higher fuel prices and an increase in container volumes, partially offset by a decrease in costs as a result of the expiration of certain contracts with the government for the management of its vessels.

Vessel expense, which is not primarily driven by revenue container volume, increased $45.5 million for the year ended December 26, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$58,487
Labor and other vessel operating increase	10,052
Vessel space and lease charter expense increase	1,362
Government vessel management expense decrease	(24,426)

Total vessel expense increase	$45,475

The $58.5 million increase in fuel costs is comprised of a $52.4 million increase due to fuel prices and a $6.1 million increase in consumption due to additional vessel operating days. The increase in labor and other vessel operating expense is primarily due to additional vessel operating expense associated with a higher number of dry-dockings during 2010, contractual rate increases, and the extra week during 2010. We continue to incur labor expenses with the vessel in dry-dock, while also incurring expenses associated with the spare vessel deployed as dry-dock relief. The increase in vessel lease charter expense is due to the extra week during fiscal year 2010.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $5.4 million increase in marine expense during the year ended December 26, 2010 was primarily due to an increase in container volumes, increases in multi-employer plan benefit assessments for our west coast union employees, contractual rate increases, and an extra week during fiscal year 2010, partially offset by terminal savings.

Inland expense increased to $184.9 million for the year ended December 26, 2010 compared to $179.7 million during the year ended December 20, 2009. The $5.2 million increase in inland expense is primarily due to higher fuel costs and an increase in container volumes, partially offset by our cost control efforts.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 26,	December 20,
	2010	2009	% Change
	(In thousands)

Land expense:
Maintenance	$54,548	$49,585	10.0%
Terminal overhead	55,319	54,413	1.7%
Yard and gate	29,830	29,169	2.3%
Warehouse	7,791	7,419	5.0%

Total land expense	$147,488	$140,586	4.9%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and contractual rate increases in our offshore locations.

Rolling stock expense increased $3.9 million or 10.6% during the year ended December 26, 2010 versus the year ended December 20, 2009. This increase is primarily related to an increase in the quantity of leased containers and chassis in replacement of our previous equipment sharing arrangements and to fund our international operations.

Depreciation and Amortization.  Depreciation and amortization was $44.5 million during the year ended December 26, 2010 compared to $44.3 million for the year ended December 20, 2009. The increase in depreciation-owned vessels and amortization of intangible assets is due to additional depreciation and amortization expense recorded during the extra week of fiscal 2010. The decrease in depreciation and amortization-other is due to certain capitalized software assets becoming fully depreciated and no longer subject to depreciation expense, partially offset by additional depreciation expense recorded as a result of an extra week during fiscal year in 2010 and an increase in the number of containers.

	Year Ended	Year Ended
	December 26,	December 20,	%
	2010	2009	Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,549	$9,186	4.0%
Depreciation and amortization — other	14,229	14,816	(4.0)%
Amortization of intangible assets	20,697	20,305	1.9%

Total depreciation and amortization	$44,475	$44,307	0.4%

Amortization of vessel dry-docking	$15,046	$13,694	9.9%

Amortization of Vessel Dry-docking.  Amortization of vessel dry-docking was $15.0 million during the year ended December 26, 2010 compared to $13.7 million for the year ended December 20, 2009. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative.  Selling, general and administrative costs decreased to $83.2 million for the year ended December 26, 2010 compared to $97.3 million for the year ended December 20, 2009, a decline of $14.1 million or 14.4%. This decrease is primarily comprised of a $6.9 million decline in legal and professional expenses associated with the Department of Justice antitrust investigation and related legal proceedings, a $5.4 million decrease in the accrual related to our performance incentive plan, a $1.0 million reduction in stock-based compensation, and $1.7 million in savings related to our cost control efforts, including a reduction in professional fees, travel and entertainment, meetings and seminars, charitable contributions, advertising, and the elimination of certain perquisites for our executive officers.

Legal Settlements.  We entered into a plea agreement, dated February 23, 2011, with the United States of America, and we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane. We agreed to pay a fine of $45.0 million over five years without interest. We recorded a charge of $30.0 million, which represents the present value of the expected installment payments.

On February 22, 2011, we and two other companies providing ocean shipping services in the Puerto Rico tradelane entered into a Memorandum of Understanding with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers. Under the Memorandum of Understanding, we have agreed to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico tradelane. Pursuant to the Memorandum of Understanding, the parties will enter into a settlement agreement pursuant to which we agreed to pay a total of $1.8 million as our share of the settlement amount in exchange for a full release. Such settlement agreement, when negotiated and entered into by the parties, will be subject to court approval.

On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL. Under the settlement agreement, which remains subject to court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.

Impairment Charge.  Impairment of assets of $2.7 million during the year ended December 26, 2010 related to certain owned and leased equipment. Impairment of assets of $1.9 million during the year ended December 20, 2009 related to a write-down of the carrying value of our spare vessels.

Restructuring Charge.  Restructuring costs during the year ended December 26, 2010 included $2.1 million related to severance costs and other costs associated with our 2010 workforce reduction initiative. Restructuring costs of $0.8 million during the year ended December 20, 2009 included $0.7 million and $0.1 million related to severance costs and other costs associated with our 2008 workforce reduction initiative, respectively.

Miscellaneous (Income) Expense, Net.  Miscellaneous (income) expense, net during 2010 includes a $0.7 million gain on the sale of our interest in a joint venture. In addition, bad debt expense decreased $1.2 million during the year ended December 26, 2010 as compared to the year ended December 20, 2009.

Unallocated Expenses

Interest Expense, Net.  Interest expense, net of $40.1 million for the year ended December 26, 2010 was higher compared to $38.0 million during the year ended December 20, 2009. The increase in interest expense was due to higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility.

Income Tax Expense.  The effective tax rate for the years ended December 26, 2010 and December 20, 2009 was (0.7)% and (66.9)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred tax benefit or expense and only minimal state tax provisions during those periods.

Year Ended December 20, 2009 Compared to Year Ended December 21, 2008

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
		(In thousands)

Operating revenue	$1,124,215	$1,270,978	(11.5)%
Operating expense:
Vessel	355,352	439,552	(19.2)%
Marine	210,322	205,907	2.1%
Inland	179,651	207,784	(13.5)%
Land	140,586	150,552	(6.6)%
Rolling stock rent	37,048	44,076	(15.9)%

Cost of services	922,959	1,047,871	(11.9)%

Depreciation and amortization	44,307	44,537	(0.5)%
Amortization of vessel dry-docking	13,694	17,162	(20.2)%
Selling, general and administrative	97,257	103,328	(5.9)%
Settlement of class action lawsuit	20,000	—	100.0%
Impairment of assets	1,867	6,030	(69.0)%
Restructuring costs	787	3,126	(74.8)%
Miscellaneous expense, net	1,056	2,862	(63.1)%

Total operating expense	1,101,927	1,224,916	(10.0)%

Operating income	$22,288	$46,062	(51.6)%

Operating ratio	98.0%	96.4%	1.6%
Revenue containers (units)	257,625	276,282	(6.8)%

Operating Revenue.  Operating revenue decreased $146.8 million, or 11.5%, during the year ended December 20, 2009. This revenue decrease can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges decrease	$(79,226)
Revenue container volume decrease	(60,487)
Other non-transportation services decrease	(19,237)
Revenue container rate increase	12,187

Total operating revenue decrease	$(146,763)

The revenue container volume decline was primarily due to deteriorating market conditions in Puerto Rico and Hawaii and was partially offset by general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.5% of total revenue in the year ended December 20, 2009 and approximately 16.4% of total revenue in the year ended December 21, 2008. We adjusted our bunker and intermodal fuel surcharges several times throughout 2009 and 2008 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue is primarily due to lower space charter revenue resulting from a decline in fuel surcharges, a reduction in terminal services and the expiration of a government vessel management contract.

Cost of Services.  The $124.9 million reduction in cost of services is primarily due to lower fuel costs as a result of a decrease in fuel prices and a decline in inland costs as a result of lower container volumes, and reduced expenses associated with our cost control efforts.

Vessel expense, which is not primarily driven by revenue container volume, decreased $84.2 million for the year ended December 20, 2009. This decrease can be attributed to the following factors (in thousands):

Vessel fuel costs decline	$(81,014)
Vessel space charter expense decrease	(1,655)
Labor and other vessel operating decreases	(1,531)

Total vessel expense decrease	$(84,200)

The $81.0 million reduction in fuel costs is comprised of a $73.2 million reduction due to lower fuel prices and a $7.8 million decline due to lower daily consumption as a result of lower active vessel operating days, changes in vessel deployment, and our focus on both departure and arrival schedule integrity lowering overall consumption. The decline in labor and other vessel operating expense is due to a decrease in the expense accrual for voyages in progress at the end of the year and the recovery of certain employer-paid payroll taxes, partially offset by more operating days in 2009 due to three more dry-dockings as compared to 2008. We continue to incur labor expenses associated with the vessels in dry-dock, while at the same time incurring expenses associated with the spare vessel deployed to serve as dry-dock relief.

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

Inland expense declined to $179.7 million for the year ended December 20, 2009 from $207.8 million for the year ended December 21, 2008, a decrease of $28.1 million or 13.5%. The decrease in inland expense is due to lower fuel costs, lower container volumes and our cost control efforts.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Land expense:
Maintenance	$49,585	$54,163	(8.5)%
Terminal overhead	54,413	59,211	(8.1)%
Yard and gate	29,169	28,720	1.6%
Warehouse	7,419	8,458	(12.3)%

Total land expense	$140,586	$150,552	(6.6)%

Non-vessel related maintenance expenses decreased primarily due to lower fuel costs. Terminal overhead decreased primarily due to lower utilities expense, a decline in compensation costs as a result of the reduction in workforce, and a decrease in severance charges related to certain union employees who elected early retirement. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased primarily as a result of $0.2 million in costs due to a one-time stevedoring revenue opportunity, a $0.2 million write down of certain prepaid capital expenditures related to our San Juan, Puerto Rico port redevelopment project as a result of the bankruptcy filing of the general contractor, and $0.2 million of rate increases in the monitoring of refrigerated containers.

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

	Year Ended	Year Ended
	December 20,	December 21,
	2009	2008	% Change
	(In thousands)

Depreciation and amortization:
Depreciation — owned vessels	$9,186	$9,627	(4.6)%
Depreciation and amortization — other	14,816	14,605	1.4%
Amortization of intangible assets	20,305	20,305	—

Total depreciation and amortization	$44,307	$44,537	(0.5)%

Amortization of vessel dry-docking	$13,694	$17,162	(20.2)%

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

Selling, General and Administrative.  Selling, general and administrative costs decreased to $97.3 million for the year ended December 20, 2009 compared to $103.3 million for the year ended December 21, 2008, a decline of $6.0 million or 5.9%. This decrease is comprised of a $4.3 million reduction in consultant fees incurred during 2008 related to our process re-engineering initiative, $5.6 million of salary savings related to the reduction in workforce, and $0.6 million decline in stock-based compensation expense, partially offset by $1.5 million of higher expenses related to the antitrust investigation and related legal proceedings, $3.4 million related to our performance incentive plan, and $1.0 million increase in legal fees unrelated to the antitrust investigation.

Settlement of Class Action Lawsuit.  On June 11, 2009, we entered into a settlement agreement with the plaintiffs in the Puerto Rico MDL. Under the settlement agreement, which remains subject to court approval, we have agreed to pay $20.0 million and to certain base-rate freezes, to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.

Impairment Charge.  Impairment of assets of $1.9 million during the year ended December 20, 2009 related to a write-down of the carrying value of our spare vessels. Impairment of assets during the year ended December 21, 2008 included $3.3 million related to our spare vessels and $2.7 million related to certain owned and leased equipment.

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

Unallocated Expenses

Interest Expense, Net.  Interest expense, net of $38.0 million for the year ended December 20, 2009 was lower compared to $39.9 million during the year ended December 21, 2008. The increase in interest expense as a result of a higher interest rates payable on the outstanding debt as a result of the June 2009 amendment to our Senior Credit Facility was more than offset by the lower outstanding balance on the revolving line of credit during 2009.

Income Tax Expense.  The effective tax rate for the years ended December 20, 2009 and December 21, 2008 was (66.9)% and (67.0)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

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

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, and (v) dividend payments to our common stockholders. Cash totaled $2.8 million at December 26, 2010. As of December 26, 2010, total unused borrowing capacity under the revolving credit facility was $113.7 million, after taking into account $100.0 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. Based on our leverage ratio, effective borrowing availability under the revolving credit facility was $57.6 million as of December 26, 2010. We expect a covenant default under the financial covenants in our revolving credit facility beginning in the third quarter of 2011. We anticipate working with our lenders to obtain amendments or to refinance prior to any possible covenant noncompliance; however, if we do not obtain a waiver or are unable to refinance, we may not be able to borrow under the revolving credit facility.

Operating Activities

Net cash provided by operating activities was $44.4 million for the year ended December 26, 2010 compared to $61.1 million for the year ended December 20, 2009, a decrease of $16.7 million. The decrease in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(27,016)
Increase in accounts receivable	(12,409)
Increase in payments related to dry-dockings	(4,424)
Increase in accrual for legal settlements	11,770
Decrease in payments related to Department of Justice antitrust investigation and related legal proceedings	7,906
Decrease in payments related to restructuring and early termination of leased assets	5,855
Other increase in working capital, net	1,669

$(16,649)

Net cash provided by operating activities decreased by $27.3 million to $61.1 million for the year ended December 20, 2009 from $88.4 million for the year ended December 21, 2008. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $61.0 million for the year ended December 20, 2009 compared to $92.3 million for the year ended December 20, 2008, a decrease of $31.3 million. Cash provided by operating activities decreased as a result of an increase in payments related to the Department of Justice investigation and related legal proceedings and payments related to restructuring and the early termination of certain leased assets.

Investing Activities

Net cash used in investing activities was $14.7 million for the year ended December 26, 2010 compared to $11.7 million for the year ended December 20, 2009. The increase is primarily related to a $3.4 million increase in capital spending and a $0.8 decrease in proceeds from the sale of equipment, partially offset by proceeds of $1.1 million received as a result of the sale of our interest in a joint venture.

Net cash used in investing activities was $11.7 million for the year ended December 20, 2009 compared to $38.1 million for the year ended December 21, 2008. The reduction is primarily related to a $25.7 million decrease in capital spending. Capital expenditures during the years ended December 20, 2009 and December 21, 2008 include $2.5 million and $14.1 million, respectively, of progress payments for three new cranes in our Anchorage, Alaska terminal.

Financing Activities

Net cash used in financing activities during the year ended December 26, 2010 was $25.1 million compared to $44.8 million for the year ended December 20, 2009. The net cash used in financing activities during the year ended December 26, 2010 included $18.8 million of net debt repayments and $6.3 million of dividends to stockholders. In addition, during the year ended December 20, 2009, we paid $3.5 million in financing costs related to fees associated with the amendment to the Senior Credit Facility.

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

Capital Requirements and Liquidity

We are closely managing our cash flows, including capital spending and various cost savings initiatives, based on overall business conditions including extremely high fuel prices and rate pressures. We will defer or limit capital additions where economically feasible. Based upon our current level of operations and assuming we are able to obtain relief from our lenders if we breach a covenant, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our liquidity needs throughout 2011. In addition, we have agreed that in the event our cash balance exceeds $17.5 million , we will not request borrowing under the Senior Credit Facility and, if such balance is in excess of that amount for more than three consecutive business days, to reduce borrowing under the Senior Credit Facility by the amount of the excess.

During 2011, we expect to spend approximately $28.0 million and $22.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, and vessel regulatory, modification, and maintenance initiatives. We also expect to spend approximately $16.0 million during 2011 for legal settlements and legal expenses associated with the DOJ investigation. We intend to utilize our cash flows for working capital needs, to make debt repayments, and to fund the potential settlement of the DOJ investigation, the indirect purchaser litigation, and the Puerto Rico MDL. Due to the seasonality within our business, we will utilize borrowings under the senior credit facility in the first half of 2011, but plan to repay such borrowings in the second half of the year.

We expect that we will experience a covenant default under the indenture related to our Notes. We have until May 21, 2011 to obtain a waiver from the holders of the Notes. The remedies available to the indenture trustee in the event of default include acceleration of all principal and interest payments.

Although we amended our Senior Credit Facility in March 2011, we expect to not be in compliance with the revised covenants beginning in the third quarter of 2011. We expect our financial results will be negatively impacted by softness in international rates, as well as by volatile fuel prices and by our ability to revise fuel surcharges accordingly. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent us from making borrowings under the Senior Credit Facility. We anticipate working with our lenders to obtain amendments or to refinance prior to any possible covenant noncompliance; however we cannot assure you that we will be able to secure such amendments or a refinancing.

Due to cross default provisions, we have classified our obligations under the Notes and Senior Credit Facility totaling $523.8 million as current liabilities in the accompanying Consolidated Balance Sheet as of December 26, 2010. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 26, 2010 are as follows (in thousands):

	Total				After
	Obligations	2011	2012-2013	2014-2016	2016

Principal and operating lease obligations:
Senior credit facility(1)	$193,750	$18,750	$175,000	$—	$—
4.25% convertible senior notes(1)	330,000	—	330,000	—	—
Operating leases(2)	658,080	100,373	211,361	203,311	143,035
Capital lease	9,158	1,629	2,614	2,268	2,647

Subtotal	1,190,988	120,752	718,975	205,579	145,682

Interest obligations:(3)
Senior credit facility	22,291	6,704	15,587	—	—
4.25% convertible senior notes	28,050	14,025	14,025	—	—
Capital lease	3,160	857	1,239	787	277

Subtotal	53,501	21,586	30,851	787	277

Legal settlements	56,767	12,767	4,000	20,000	20,000
Other commitments(4)	15,151	14,932	219	—	—

Total obligations	$1,316,407	$170,037	$754,045	$226,366	$165,959

Standby letters of credit	$11,272	$11,272	$—	$—	$—

(1)	As discussed in more detail in Capital Requirements and Liquidity, we may not be in compliance with our debt covenants throughout 2011. We expect that we will experience a covenant default under the indenture related to our Notes. We have until May 21, 2011 to obtain a waiver from the holders of the Notes. The remedies available to the indenture trustee in the event of default include acceleration of all principal and interest payments. In addition, The Senior Credit Facility contains cross default provisions and certain acceleration clauses whereby if the maturity of the Notes is accelerated, maturity of the Senior Credit Facility can also be accelerated.

(2)	The above contractual obligations table does not include the residual guarantee related to our transaction with Ship Finance Limited. If Horizon Lines does not elect to purchase the vessels at the end of the initial twelve year period and the vessel owners sell the vessels for less than a specified amount, Horizon Lines is responsible for paying the amount of such shortfall which will not exceed $3.8 million per vessel. Such residual guarantee has been recorded at its fair value of approximately $0.3 million as a liability.

(3)	Included in contractual obligations are scheduled interest payments. Interest payments on the term loan portion of the senior credit facility are fixed and based on the interest rate swap (as defined below). Interest payments on the revolver portion of the senior credit facility are variable and are based as of December 26, 2010 upon the London Inter-Bank Offered Rate (LIBOR) plus 3.25%. The three-month LIBOR /swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 4.25% convertible senior notes is fixed and is paid semi-annually on February 15 and August 15 of each year, until maturity on August 15, 2012.

(4)	Other commitments includes the purchase commitment related to the three new cranes and restructuring liabilities.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-Term Debt

Senior Credit Facility

On August 8, 2007, we entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all our owned assets. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. The Senior Credit Facility was further amended on March 9, 2011. The terms of the Senior Credit Facility also provide for a $5.0 million swingline subfacility and a $20.0 million letter of credit subfacility.

The June 2009 amendment to the Senior Credit Facility was intended to provide us the flexibility that we need to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.

The March 2011 amendment waives default conditions related to the recently announced settlement agreement with the DOJ. In addition, the Senior Credit Facility was amended to (i) increase the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decrease the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increase the spread over LIBOR and Prime rates by 250 bps, and (iv) restrict cash dividends from being paid on any class of capital stock. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28.0 million in the aggregate, to be added back to the calculation of Consolidated EBITDA. As a result of the amendment, we paid $1.3 million in financing costs.

We made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of December 26, 2010) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of December 26, 2010). The weighted average interest rate at December 26, 2010 was approximately 4.6%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of December 26, 2010).

The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio. The March 2011 amendment prohibits the payment of dividends on our common stock in addition to other restrictions, including restrictions on debt issuances, acquisitions, investments, liens, restricted payments, asset sales, sale leasebacks, and amendment of the outstanding 4.25% Convertible Senior Notes due 2012. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of December 26, 2010.

We have agreed that in the event our cash balance exceeds $17.5 million, we will not request borrowing under the Senior Credit Facility and, if such cash balance is in excess of that amount for more than three consecutive business days, to reduce borrowing under the Senior Credit Facility by the amount of the excess.

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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive (loss) income. As of December 26, 2010, we recorded a liability of $3.2 million, of which $0.6 million is included in other accrued liabilities and $2.6 million is included in other long-term liabilities, in the accompanying consolidated balance sheet. We also recorded $1.1 million, $0.2 million and $3.9 million in other comprehensive income (loss) for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. No hedge ineffectiveness was recorded during the years ended December 26, 2010, December 20, 2009 and December 21, 2008. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

4.25% Convertible Senior Notes

On August 8, 2007, we issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require us to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur. We recorded the liability component at its fair value of $279.8 million and recorded the offsetting $50.2 million as a component of equity. The original issue discount is being amortized through interest expense through the maturity date of the Notes.

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

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 26, 2010, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

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

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of December 26, 2010, the carrying value of goodwill was $314.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill.

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

The tables below present a reconciliation of net loss to adjusted net (loss) income and net loss per share to adjusted net (loss) income per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Net loss	$(57,969)	$(31,272)	$(2,593)
Net loss from discontinued operations	(11,670)	(4,865)	(12,946)

Net (loss) income from continuing operations	(46,299)	(26,407)	10,353
Adjustments:
Legal settlements and contingencies	32,270	20,000	—
Anti-trust legal expenses	5,243	12,192	10,711
Impairment charge	2,655	1,867	6,030
Restructuring charge	2,057	787	3,126
Union severance	468	306	765
Loss on modification of debt	—	50	—
Tax valuation allowance	—	10,561	—
Tax impact of adjustments	(389)	(232)	(3,338)

Total adjustments	42,304	45,531	17,294

Adjusted net (loss) income	$(3,995)	$19,124	$27,647

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Net loss per share	$(1.88)	$(1.03)	$(0.09)
Net loss per share from discontinued operations	(0.38)	(0.16)	(0.43)

Net (loss) income per share from continuing operations	(1.50)	(0.87)	0.34
Adjustments:
Legal settlements and contingencies	1.04	0.66	—
Anti-trust legal expenses	0.17	0.40	0.35
Impairment charge	0.09	0.06	0.20
Restructuring charge	0.07	0.03	0.10
Union severance	0.01	0.01	0.03
Tax valuation allowance	—	0.35	—
Tax impact of adjustments	(0.01)	(0.02)	(0.11)

Total adjustments:	1.37	1.49	0.57

Adjusted net (loss) income per share	$(0.13)	$0.62	$0.91

Outlook

We expect 2011 to be a challenging year due to the uncertain rate environment impacting our new China service and the corresponding loss of steady revenue under our previous trans-Pacific agreements with Maersk, continued rate pressures in our Puerto Rico market, and volatile fuel prices. The overall rate environment in China has softened since we discussed our initial 2011 outlook in a conference call with investors on March 3, 2011, and we are uncertain of implications for the May contracting season as well as for the peak season in the summer. Fuel prices have risen significantly in recent months and remain extremely volatile due to the unrest in the Middle East and North Africa. Our ability to implement surcharge adjustments will have an impact on our earnings. In addition, it is unknown at this time the impact the tragic events in Japan will have on our outlook for our Alaska, Hawaii, and Guam businesses.

These challenges will be partially mitigated by anticipated growth in our Guam and Alaska markets and our cost savings initiatives. Our cost savings initiatives include savings from our recent reduction in non-union workforce, labor savings from our vessel union partners, and rate and efficiency savings from our trucking partners, among other numerous initiatives.

We expect the seasonal weakness typical in the first quarter to be exaggerated by weakening trans-Pacific rates associated with our new China service and the corresponding loss of steady month to month revenue from our previous trans-Pacific agreement with Maersk as well as the steep rise in fuel prices that have persisted through the first quarter. We have undertaken efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, seeking to restructure the terms of our existing indebtedness and pursuing the sale of selected assets.

We do not expect to be in compliance with our debt agreements in 2011. If we breach our covenants, we will work with our lenders to seek an amendment or waiver of such default. Additional financing resources will be required to refinance existing indebtedness that could become due within the next twelve months. We are pursuing the refinancing of our existing debt, as well as exploring other options, and are targeting completion of the process in the second or third quarter of 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the Senior Credit Facility. As of December 26, 2010, we had outstanding a $93.8 million term loan and $100.0 million under the revolving credit facility, which bear interest at variable rates.

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

In addition, at times we utilize derivative instruments tied to various indexes to hedge a portion of our quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. We do not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties. We currently do not have any bunker fuel price hedges in place.

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

The table below provides information about our funded debt obligations indexed to LIBOR. The principal cash flows are in thousands.

					Fair Value
					December 26,
	2011	2012	Thereafter	Total	2010(1)

Liabilities
Long-term Debt:
Fixed rate	$—	$330,000	$—	$330,000	$304,293
Average interest rate	4.3%
Variable rate	$18,750	$175,000	$—	$193,750	$193,750
Average interest rate	4.6%
Interest Rate Derivatives
Interest Rate Swap:
Variable to Fixed	$73,828	$18,750	$—	$93,750	$93,750
Average pay rate	3.2%	3.2%
Average receive rate	0.5%	0.9%

(1)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging.

Item 8.	Financial Statements and Supplementary Data

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 26, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 26, 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 26, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 26, 2010.

Ernst and Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting, which is on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

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

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 2, 2011, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.
Index to Consolidated Financial Statements

(a)(2) Exhibits:

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-123073	9/22/05	3.1
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-32627	6/5/07	3.1
3	.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	001-32627	2/5/09	3.1.2
3.2		Amended and Restated Bylaws of the Registrant.	8-K	001-32627	2/4/09	3.2
3.3		Certificate of Amendment of Amended and Restated Certificates of Incorporation of the Registrant.	8-K	001-32627	6/5/07	3.1
4.1		Specimen of Common Stock Certificate.	S-1	333-123073	9/19/05	4.8
4.2		Indenture, dated August 8, 2007, by and among Horizon Lines, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-32627	8/13/07	4.3
4.3		Form of Note (included in Exhibit 4.7).	8-K	001-32627	8/13/07	4.4

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.1		Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003.	S-1	333-123073	3/2/05	10.10
10.2		Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.	S-1	333-123073	3/2/05	10.26
*10	.3	Amended and Restated Put/Call Agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto.	8-K	001-32627	10/24/05	99.4
*10	.4	Form of Restricted Stock Award Agreement.	8-K	001-32627	4/30/08	10.1
10	.5†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.	S-4	333-123681	6/23/05	10.14
10	.6†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.	S-4	333-123681	3/30/05	10.15
10	.7†	TP1 Space Charter and Transportation Service Contract, dated May 9, 2004, between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	S-4	333-123681	6/23/05	10.16

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10	.8.1††	Amendment No. 1 to TP1 Space Charter and Transportation Service Contract, dated November 30, 2006 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-K	001-32627	3/2/07	10.12.1
10	.8.2††	Amendment No. 2 to TP1 Space Charter and Transportation Service Contract, dated July 2, 2007 between A.P. Møller-Maersk A/S and Horizon Lines, LLC.	10-Q	001-32627	7/27/07	10.12.2
10	.9†	Container Interchange Agreement, dated April 1, 2002, between A.P. Møller-Maersk A/S, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc., CSX Lines of Alaska, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/20/05	10.17
10	.9.1††	Agreement Regarding the Container Interchange Agreement, dated November 30, 2006, among A.P. Møller-Maersk A/S, Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc. and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.13.1
10	.10†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/30/05	10.18
10	.10.1††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.14.1
10	.10.2††	Amendment No. 3 to Stevedoring and Terminal Services Agreement, dated June 8, 2010, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-Q	001-32627	7/23/10	10.1
10	.11.1	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.	S-4	333-123681	3/30/05	10.21
10.12		Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.	S-1	333-123073	3/2/05	10.36
10.13		Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.	S-1	333-123073	3/2/05	10.37

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.14		Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.38
10.15		Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.39
10.16		Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).	S-1	333-123073	3/2/05	10.40
10	.16.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.40.1
10.17		Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	3/2/05	10.41
10	.17.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.41.1
10.18		Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002.	S-1	333-123073	3/2/05	10.42
10	.18.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	7/29/05	10.42.1
*10	.19	Form of Directors’ and Officers’ Indemnification Agreement.	S-1	333-123073	9/19/05	10.43
10	.19.1	Form of Non-management Directors’ Indemnification Agreement	8-K	001-32627	7/18/08	10.1
*10	.20	Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan.	S-1	333-123073	9/19/05	10.44

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

*10	.21.1	First Amendment to Employment Agreement dated as of December 20, 2003, between Horizon Lines and John V. Keenan.	8-K	001-32627	12/21/05	10.44.1
*10	.22.1	Amended and Restated Equity Incentive Plan.	8-K	001-32627	12/19/08	10.1
*10	.23	Horizon Lines, Inc., Employee Stock Purchase Plan.	S-1	333-123073	9/19/05	10.46
*10	.24	Stock Option Award Agreement.	8-K	001-32627	4/11/06	10.1
10.25		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Eagle and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.52
10.26		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Falcon and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.53
10.27		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hunter and Horizon Lines, LLC.	S-1	333-134270	5/16/06	10.54
10.28		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Tiger and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.55
10.29		Bareboat Charter Agreement dated as of April 7, 2006, by and among Horizon Lines Hawk and Horizon Lines, LLC.	S-1	333-134270	5/19/06	10.56
10.30		Restricted Stock Agreement dated as of February 1, 2006, among Horizon Lines, Inc. and John Handy.	S-1	333-134270	5/19/06	10.59
10.31		Purchase Agreement, dated August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.1
10.32		Registration Rights Agreement, dated August 8, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers.	8-K	001-32627	8/13/07	10.2
10.33		Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.3
10.34		Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.4
10.35		Confirmation of Convertible Bond Hedge Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.5
10.36		Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.6

			Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

10.37		Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.7
10.38		Confirmation of Issuer Warrant Transaction, dated as of August 1, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.8
10.39		Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Goldman, Sachs & Co.	8-K	001-32627	8/13/07	10.9
10.40		Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Bank of America, N.A.	8-K	001-32627	8/13/07	10.10
10.41		Amendment to Confirmation of Issuer Warrant Transaction dated as of August 3, 2007, by and among Horizon Lines, Inc. and Wachovia Capital Markets, LLC, solely as agent of Wachovia Bank, National Association.	8-K	001-32627	8/13/07	10.11
10.42		Credit Agreement, dated August 8, 2007, by and among Horizon Lines, Inc., as Borrower; certain subsidiaries of the Borrower for time to time parties thereto, as Guarantors; the Lenders parties thereto; Wachovia Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and Goldman Sachs Credit Partners, L.P., LaSalle Bank, National Association and JP Morgan Chase Bank, N.A., as Joint Documentation Agents.	8-K	001-32627	8/13/07	10.12
10.43		First Amendment to Credit Agreement, dated June 11, 2009	8-K	001-32627	6/12/09	10.2
10.44		Second Amendment to Credit Agreement, dated March 9, 2011	8-K	001-32627	3/11/11	10.1
10.45		Settlement Agreement, dated June 11, 2009	8-K	001-32627	6/12/09	10.1
*10	.46	Restricted Stock Agreement between the Registrant and Charles G. Raymond dated June 28, 2007.	8-K	001-32627	7/3/07	10.1
*10	.47†	Form of Performance Grant Agreement for Charles G. Raymond.	8-K	001-32627	5/20/09	10.1
*10	.48†	Form of 2010 Performance-Based Restricted Stock Award.	10-Q	001-32627	4/23/10	10.2
*10	.49	Form of 2010 Time-Based Restricted Stock Award.	10-Q	001-32627	4/23/10	10.3
10.50		Separation Agreement between the Registrant and Charles G. Raymond, dated February 23, 2011					X

Incorporated by Reference
Exhibit					Date of First	Exhibit	Filed
Number		Description	Form	File No.	Filing	Number	Herewith

*10	.51	Employment Agreement between the Registrant and Stephen H. Fraser executed March 28, 2011					X
12		Ratio of Earnings to Fixed Charges.					X
14		Code of Ethics.	10-K	001-32627	2/5/09
21		List of Subsidiaries of Horizon Lines, Inc.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

*	Exhibit represents a management contract or compensatory plan.

†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of March 2011.

HORIZON LINES, INC.

By:	/s/ Stephen H. Fraser
Stephen H. Fraser
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 28th day of March 2011.

Signature	Title

/s/ Stephen H. Fraser Stephen H. Fraser	President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael T. Avara Michael T. Avara	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Alex J. Mandl Alex J. Mandl	Chairman of the Board and Director

/s/ James G. Cameron James G. Cameron	Director

/s/ Vernon E. Clark Vernon E. Clark	Director

/s/ William J. Flynn WILLIAM J. FLYNN	Director

/s/ Bobby J. Griffin Bobby J. Griffin	Director

/s/ Norman Y. Mineta Norman Y. Mineta	Director

/s/ Thomas P. Storrs Thomas P. Storrs	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 26, 2010 and December 20, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 26, 2010 and December 20, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Horizon Lines, Inc will continue as a going concern. As more fully described in Notes 1 and 3, there is uncertainty that Horizon Lines, Inc. will remain in compliance with certain debt covenants throughout 2011 and will be able to cure the acceleration clause contained in the convertible notes. These conditions and their impact on the Company’s liquidity raise substantial doubt about Horizon Lines Inc.’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Lines, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
March 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Horizon Lines, Inc.

We have audited Horizon Lines, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horizon Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Horizon Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Lines, Inc. as of December 26, 2010 and December 20, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2010 and our report dated March 28, 2011 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Horizon Lines Inc.’s ability to continue as a going concern.

/s/  Ernst & Young LLP

Charlotte, North Carolina
March 28, 2011

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 26,	December 20,
	2010	2009
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash	$2,751	$6,419
Accounts receivable, net of allowance	111,887	115,069
Prepaid vessel rent	4,076	4,580
Materials and supplies	29,413	30,254
Deferred tax asset	2,964	3,227
Assets of discontinued operations	7,192	13,228
Other current assets	7,406	9,024

Total current assets	165,689	181,801
Property and equipment, net	194,657	192,624
Goodwill	314,149	314,149
Intangible assets, net	80,824	104,859
Other long-term assets	30,438	25,678

Total assets	$785,757	$819,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,413	$42,372
Current portion of long-term debt, including capital lease	508,793	18,750
Accrued vessel rent	3,697	4,339
Liabilities of discontinued operations	3,699	6,599
Other accrued liabilities	108,499	104,759

Total current liabilities	668,101	176,819
Long-term debt, including capital lease, net of current portion	7,530	496,105
Deferred rent	18,026	22,585
Deferred tax liability	4,775	4,849
Other long-term liabilities	47,533	17,475

Total liabilities	745,965	717,833

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 30,500 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,546 shares issued and 30,746 shares outstanding at December 26, 2010 and 34,091 shares issued and 30,291 shares outstanding at December 20, 2009	345	341
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	193,266	196,900
Accumulated deficit	(73,843)	(15,874)
Accumulated other comprehensive loss	(1,438)	(1,551)

Total stockholders’ equity	39,792	101,278

Total liabilities and stockholders’ equity	$785,757	$819,111

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
	December 26,	December 20,	December 21
	2010	2009	2008
	(In thousands, except per share amounts)

Operating revenue	$1,162,505	$1,124,215	$1,270,978
Operating expense:
Cost of services (excluding depreciation expense)	989,923	922,959	1,047,871
Depreciation and amortization	44,475	44,307	44,537
Amortization of vessel dry-docking	15,046	13,694	17,162
Selling, general and administrative	83,232	97,257	103,328
Legal settlements	31,770	20,000	—
Impairment charge	2,655	1,867	6,030
Restructuring charge	2,057	787	3,126
Miscellaneous (income) expense	(803)	1,056	2,862

Total operating expense	1,168,355	1,101,927	1,224,916

Operating (loss) income	(5,850)	22,288	46,062
Other expense (income):
Interest expense, net	40,117	38,036	39,923
Loss on modification of debt	—	50	—
Other expense (income), net	27	20	(61)

(Loss) income from continuing operations before income taxes	(45,994)	(15,818)	6,200
Income tax expense (benefit)	305	10,589	(4,153)

Net (loss) income from continuing operations	(46,299)	(26,407)	10,353
Loss from discontinued operations	(11,670)	(4,865)	(12,946)

Net loss	$(57,969)	$(31,272)	$(2,593)

Basic net (loss) income per share:
Continuing operations	$(1.50)	$(0.87)	$0.34
Discontinued operations	(0.38)	(0.16)	(0.43)

Basic net loss income per share	$(1.88)	$(1.03)	$(0.09)

Diluted net (loss) income per share:
Continuing operations	$(1.50)	$(0.87)	$0.34
Discontinued operations	(0.38)	(0.16)	(0.43)

Diluted net loss per share	$(1.88)	$(1.03)	$(0.09)

Number of shares used in calculations:
Basic	30,789	30,451	30,279
Diluted	30,789	30,451	30,523
Cash dividends declared per share	$0.20	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net (loss) income from continuing operations	$(46,299)	$(26,407)	$10,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	23,777	24,002	24,232
Amortization of intangibles	20,698	20,305	20,305
Amortization of vessel dry-docking	15,046	13,694	17,162
Impairment charge	2,655	1,867	6,030
Restructuring charge	2,057	787	3,126
Amortization of deferred financing costs	3,412	2,947	2,693
Deferred income taxes	148	10,617	(4,153)
Gain on equipment disposals	(47)	(154)	(24)
Gain on sale of interest in joint venture	(724)	—	—
Loss on early modification/extinguishment of debt	—	50	—
Accretion on convertible notes	11,060	10,011	8,901
Stock-based compensation	2,122	3,096	3,651
Changes in operating assets and liabilities:
Accounts receivable, net	1,301	13,710	7,931
Materials and supplies	807	(6,739)	7,636
Other current assets	(1,148)	1,247	23
Accounts payable	1,041	910	1,434
Accrued liabilities	5,581	(767)	(5,653)
Vessel rent	(3,898)	(4,874)	(4,883)
Vessel dry-docking payments	(19,159)	(14,735)	(13,913)
Accrued legal settlements	26,770	15,000	—
Other assets/liabilities	(768)	(3,486)	3,506

Net cash provided by operating activities	44,432	61,081	88,357

Cash flows from investing activities:
Purchases of equipment	(16,298)	(12,931)	(38,639)
Proceeds from the sale of interest in joint venture	1,100	—	—
Proceeds from sale of equipment	454	1,237	500

Net cash used in investing activities	(14,744)	(11,694)	(38,139)

Cash flows from financing activities:
Borrowing under revolving credit facility	108,800	64,000	78,000
Payments on revolving credit facility	(108,800)	(84,000)	(80,000)
Payments of long-term debt	(18,750)	(7,968)	(6,538)
Dividend to stockholders	(6,281)	(13,397)	(13,273)
Payment of financing costs	(75)	(3,492)	(139)
Common stock issued under employee stock purchase plan	111	104	38
Payments on capital lease obligation	(124)	—	(81)
Purchase of treasury stock	—	—	(29,330)
Proceeds from exercise of stock options	—	—	13

Net cash used in financing activities	(25,119)	(44,753)	(51,310)

Net change in cash from continuing operations	4,569	4,634	(1,092)
Net change in cash from discontinued operations	(8,237)	(3,702)	303

Net change in cash	(3,688)	932	(789)
Cash at beginning of year	6,419	5,487	6,276

Cash at end of year	$2,751	$6,419	$5,487

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Retained	Accumulated
				Additional	Earnings	Other
	Common	Common	Treasury	Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	Capital	Deficit)	Loss	Equity
	(In thousands)

Stockholders’ equity at December 23, 2007	31,502	$337	$(49,208)	$194,625	$37,960	$(305)	$183,409

Exercise of stock options	1	—	—	13	—	—	14
Vesting of restricted stock	15	—	—	(34)	—	—	(34)
Dividend to shareholders	—	—	—	—	(13,273)	—	(13,273)
Stock-based compensation	—	—	—	3,651	—	—	3,651
Stock issued under Employee Stock Purchase Plan	118	1	—	1,389	—	—	1,389
Common stock repurchases	(1,628)	—	(29,330)	—	—	—	(29,330)
Net income	—	—	—	—	3,059	—	3,059
Effects of the adoption of FSP APB 14-1	—	—	—	—	(5,652)	—	(5,652)
Unrecognized actuarial losses, net of tax	—	—	—	—	—	(4,095)	(4,095)
Fair value of interest rate swap, net of tax	—	—	—	—	—	(2,402)	(2,402)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	100	100

Comprehensive loss							(8,990)

Stockholders’ equity at December 21, 2008	30,008	$338	$(78,538)	$199,644	$22,094	$(6,702)	$136,836

Vesting of restricted stock	121	1	—	(178)	—	—	(177)
Dividend to shareholders	—	—	—	(6,701)	(6,696)	—	(13,397)
Stock-based compensation	—	—	—	3,582	—	—	3,582
Stock issued under Employee Stock Purchase Plan	162	2	—	553	—	—	555
Net loss	—	—	—	—	(31,272)	—	(31,272)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	4,475	4,475
Fair value of interest rate swap, net of tax	—	—	—	—	—	229	229
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	447	447

Comprehensive loss							(26,121)

Stockholders’ equity at December 20, 2009	30,291	$341	$(78,538)	$196,900	$(15,874)	$(1,551)	$101,278

Vesting of restricted stock	197	2	—	(3)	—	—	(1)
Dividend to shareholders	—	—	—	(6,448)	—	—	(6,448)
Stock-based compensation	—	—	—	2,122	—	—	2,122
Stock issued under Employee Stock Purchase Plan	258	2	—	695	—	—	697
Net loss	—	—	—	—	(57,969)	—	(57,969)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	(1,442)	(1,442)
Fair value of interest rate swap, net of tax	—	—	—	—	—	1,141	1,141
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	414	414

Comprehensive loss							(57,856)

Stockholders’ equity at December 26, 2010	30,746	$345	$(78,538)	$193,266	$(73,843)	$(1,438)	$39,792

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. In addition, on December 13, 2010, Horizon Lines commenced a weekly trans-Pacific liner service between Asia and the U.S. West Coast. Horizon Logistics provides integrated logistics service offerings, including rail, trucking, warehousing, distribution, and non-vessel operating common carrier (“NVOCC”) services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.

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

During the 4th quarter of 2010, the Company began a review of strategic alternatives for its logistics operations. It was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, the Company would begin exploring the sale of its logistics operations. It is expected the entire component comprising the logistics operations will be sold and that the current logistics customers will no longer be customers of the Company. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company does not expect to have any significant continuing involvement in the logistics operations after the sale is consummated. As a result, the logistics operations have been classified as discontinued operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. As discussed in more detail in Note 3, the Company expects to not be in compliance with its debt covenants throughout 2011, which raises substantial doubt about our ability to continue as a going concern.

2.	Significant Accounting Policies

Cash

Cash of the Company consists principally of cash held in banks and temporary investments having a maturity of three months or less at the date of acquisition.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue. During 2010, average revenue adjustments per month were approximately $0.3 million, on average total revenue per month of approximately $96.9 million (less than 0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average total monthly revenue adjustments and the average lag for identifying and processing these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 65-85 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

The allowance for doubtful accounts and revenue adjustments approximated $7.0 million at both December 26, 2010 and December 20, 2009.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

Intangible assets consist of goodwill, customer contracts/relationships, trademarks, and deferred financing costs. The Company amortizes customer contracts/relationships using the straight line method over the expected useful lives of 4 to 10 years. The Company also amortizes trademarks using the straight line method over the expected life of the related trademarks of 15 years. The Company amortizes debt issue cost using the effective interest method over the term of the related debt.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is required to recognize the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of other accumulated comprehensive income (loss) in the year they occur. The pension plan and the post-retirement benefit plans are in an underfunded status.

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

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2010, the fiscal period began on December 21, 2009 and ended on December 26, 2010. For fiscal year 2009, the fiscal period began on December 22, 2008 and ended on December 20, 2009. For fiscal year 2008, the fiscal period began on December 24, 2007 and ended on December 21, 2008. The fiscal period ended December 26, 2010 consisted of 53 weeks and the fiscal years ended December 20, 2009 and December 21, 2008 each consisted of 52 weeks.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

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

Supplemental Cash Flow Information

The Company’s employee stock purchase plan contains a dividend reinvestment provision. As such, during 2010, 2009 and 2008, the Company retained a total of $0.1 million, $0.1 million and $38 thousand, respectively, related to quarterly dividends paid on outstanding shares purchased through the employee stock purchase plan and issued 18 thousand, 26 thousand, and 8 thousand shares, respectively, of its common stock.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash payments (refunds) for interest and income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Interest	$26,199	$24,479	$29,116
Income taxes	(14)	(678)	711

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 26,	December 20,
	2010	2009

Term loan	$93,750	$112,500
Revolving credit facility	100,000	100,000
4.25% convertible senior notes, net of original issue discount	313,414	302,355
Capital lease obligations	9,159	—

Total long-term debt	516,323	514,855
Current portion	(508,793)	(18,750)

Long-term debt, net of current	$7,530	$496,105

The Company expects that it will experience a covenant default under the indenture related to the $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”). On March 22, 2011, the Court entered a judgment against the Company whereby the Company is required to pay a fine of $45.0 million to resolve the investigation by the U.S. Department of Justice into our domestic ocean shipping business. In March 2011, the Company solicited consents from the holders of the Notes to waive the default that may arise in connection with that judgment. The Company has until May 21, 2011 to satisfy the judgment or otherwise cure the default under the indenture relating to the Notes, and the Company has not been able to obtain a waiver from the holders of the Notes. Acceleration of all principal and interest may be pursued by the indenture trustee in the event of default. Should the indenture trustee pursue an acceleration, such an action would create a default under the Senior Credit Facility and other loans and financing arrangements due to cross default provisions contained in those agreements.

The Senior Credit Facility contains cross default provisions and certain acceleration clauses whereby if the maturity of the Notes is accelerated, maturity of the Senior Credit Facility can also be accelerated. In addition, the Company expects to experience a covenant default in connection with the amended financial covenants beginning in the third fiscal quarter of 2011. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent the Company from making borrowings under the Senior Credit Facility.

The Company anticipates working with its lenders to obtain amendments or to refinance prior to any possible covenant noncompliance; however the Company cannot assure that it will be able to secure such amendments or a refinancing. As a result of these factors, the Company has classified its obligations under the Notes and the Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheets as of December 26, 2010.

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

The amendment to the Senior Credit Facility was intended to provide the Company the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.

The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes (as defined below) are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 2.75% to 3.5% (LIBOR plus 3.25% as of December 26, 2010) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 1.75% to 2.5% (Prime plus 2.25% as of December 26, 2010). The weighted average interest rate at December 26, 2010 was approximately 4.6%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of December 26, 2010).

The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage ratio and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of December 26, 2010. As of December 26, 2010, total unused borrowing capacity under the revolving credit facility was $113.7 million, after taking into account $100.0 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. However, based on the Company’s leverage ratio, effective borrowing availability under the revolving credit facility was $57.6 million as of December 26, 2010.

On March 9, 2011, the Company entered into an amendment of its Senior Credit Facility. The amendment waives default conditions related to the recently announced settlement agreement with the DOJ. In addition, the Senior Credit Facility was amended to (i) increase the senior secured

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decrease the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increase the spread over LIBOR and Prime rates by 250 bps, and (iv) restrict cash dividends from being paid on any class of capital stock. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28 million in the aggregate, to be added back to the calculation of Consolidated EBITDA. As a result of the amendment, the Company paid $1.3 million in financing costs.

4.25% Convertible Senior Notes

On August 8, 2007, the Company issued the Notes.  The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur. The Company recorded the liability component at its fair value of $279.8 million and recorded the offsetting $50.2 million as a component of equity. The original issue discount is being amortized through interest expense through the maturity date of the Notes.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	At any time after May 15, 2012 through the fourth scheduled trading day immediately preceding August 15, 2012.

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of December 26, 2010, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

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

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 26, 2010 and December 20, 2009 were $498.0 million and $478.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

Contractual maturities of long-term debt obligations are as follows (in thousands):

2011	$18,750
2012	505,000

$523,750

The Company expects it will experience a covenant default under the indenture related to the Notes. The Company has until May 21, 2011 to obtain a waiver from the holders of the Notes. The remedies available to the indenture trustee in the event of default include acceleration of all principal and interest payments. In addition, the Senior Credit Facility contains cross default provisions and certain acceleration clauses whereby if the maturity of the Notes is accelerated, maturity of the Senior Credit Facility can also be accelerated.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Impairment Charges

The following table presents the components of the impairment charges (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Equipment	$2,655	$—	$2,738
Vessels	—	1,867	3,292

Total	$2,655	$1,867	$6,030

Equipment

During 2010, the Company reviewed its inventory of leased equipment and determined certain assets were not expected to be utilized in the foreseeable future. As such, the Company recorded a charge of $2.7 million related to the impaired equipment.

During 2008, in response to the continued deterioration in the Company’s shipping volumes, the Company reviewed its inventory of owned and leased equipment. The company identified certain of its owned and leased equipment that were not expected to be employed during the foreseeable future or that would be returned to the lessor. As a result, the Company recorded a charge of $2.7 million related to the impaired equipment.

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

5.	Restructuring

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011 by eliminating a total of 64 positions, including 35 existing and 29 open positions. A restructuring charge of $2.1 million related to this reduction in workforce has been recorded during the year ended December 26, 2010.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the restructuring reserves at December 26, 2010, as well as activity during the year (in thousands):

	Balance at			Balance at
	December 20,			December 26,
	2009	Provision	Payments	2010

Personnel related costs	$150	$2,047	$(165)	$2,032
Other associated costs	—	10	—	10

Total	$150	$2,057	$(165)	$2,042

In the consolidated balance sheet, the current portion of the reserve for restructuring costs of $1.8 million is recorded in other accrued liabilities and the non-current portion of $0.2 million is recorded in other non-current liabilities.

6.	Discontinued Operations

During the 4th quarter of 2010, the Company began a review of strategic alternatives for its logistics operations. It was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, the Company would begin exploring the sale of its logistics operations. It is expected the entire component comprising the logistics operations will be sold and that the current logistics customers will no longer be customers of the Company. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company is not expected to have any significant continuing involvement in the logistics operations after the sale is consummated.

The following table includes the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 26,	December 20,
	2010	2009

Accounts receivable, net of allowance	$10,628	$8,467
Property and equipment, net	721	814
Intangible assets, net	—	3,465
Deferred tax asset	648	303
Other assets	178	179

Subtotal	12,175	13,228
Valuation allowance	(4,983)	—

Total current assets of discontinued operations	$7,192	$13,228

	December 26,	December 20,
	2010	2009

Accounts payable	$890	$885
Other accrued liabilities	2,809	5,714

Total current liabilities of discontinued operations	$3,699	$6,599

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Operating revenue	$52,157	$34,266	$33,281
Operating loss	(11,974)	(5,087)	(20,521)
Net loss	(11,670)	(4,865)	(12,946)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Cash (used in) provided by operating activities	$(7,999)	$(3,583)	$1,011
Cash used in investing activities	(238)	(119)	(708)

Change in cash from discontinued operations	$(8,237)	$(3,702)	$303

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 26,	December 20,
	2010	2009

Vessels	$152,641	$148,823
Containers	37,212	24,035
Chassis	14,524	14,599
Cranes	37,294	36,965
Machinery & equipment	29,756	28,379
Facilities & land improvement	26,368	23,990
Software	23,837	23,112
Construction in progress	25,850	22,529

Total property and equipment	347,482	322,432
Accumulated depreciation	(152,825)	(129,808)

Property and equipment, net	$194,657	$192,624

As of December 26, 2010, construction in progress includes $18.2 million of payments for three new cranes. These cranes were initially purchased for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in late 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, the Company is currently evaluating its options for these cranes, which may include marketing them for sale or deploying them in the Company’s other terminal locations. During the years ended December 26, 2010 and December 20, 2009, the Company capitalized interest totaling $0.6 million and $0.4 million, respectively.

The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $9.5 million, $9.2 million and $12.3 million for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense related to capitalized software was $2.1 million, $2.3 million and $1.5 million for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively.

In connection with the expiration of our equipment sharing agreements, the Company increased its container fleet in preparation of the launch of our FSX service. As part of this increase, the Company entered into a capital lease for approximately 1,400 containers and recorded assets related to these new containers of approximately $9.3 million.

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 26,	December 20,
	2010	2009

Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	14,906	14,831

Total intangibles with definite lives	220,136	220,061
Less: accumulated amortization	(139,312)	(115,202)

Net intangibles with definite lives	80,824	104,859
Goodwill	314,149	314,149

Total intangible assets, net	$394,973	$419,008

Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2011	$23,567
2012	19,501
2013	12,066
2014	6,478
2015	4,253

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 26,	December 20,
	2010	2009

Vessel operations	$20,147	$17,922
Payroll and employee benefits	13,996	16,348
Marine operations	8,777	10,668
Terminal operations	11,863	8,768
Fuel	8,032	9,418
Interest	7,344	7,298
Legal settlements	12,767	15,000
Restructuring	1,853	150
Other liabilities	23,720	19,187

Total other accrued liabilities	$108,499	$104,759

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Fair Value Measurement

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

On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $3.2 million is classified within Level 2 of the fair value hierarchy.

No other assets or liabilities are measured at fair value under the hierarchy as of December 26, 2010.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Net (Loss) Income Per Common Share

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

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Numerator:
(Loss) income from continuing operations	$(46,299)	$(26,407)	$10,353
Loss from discontinued operations	(11,670)	(4,865)	(12,946)

Net loss	$(57,969)	$(31,272)	$(2,593)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	30,789	30,451	30,279

Effect of dilutive securities:
Stock-based compensation	—	—	244

Denominator for diluted net loss per common share	30,789	30,451	30,523

Basic net (loss) income per common share from continuing operations	$(1.50)	$(0.87)	$0.34
Basic net loss per common share from discontinued operations	(0.38)	(0.16)	(0.43)

Basic net loss per common share	$(1.88)	$(1.03)	$(0.09)

Diluted net (loss) income per common share from continuing operations	$(1.50)	$(0.87)	$0.34
Diluted net loss per common share from discontinued operations	(0.38)	(0.16)	(0.43)

Diluted net loss per common share	$(1.88)	$(1.03)	$(0.09)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 145 thousand, 221 thousand, and 316 thousand shares have been included in the denominator for basic net (loss) income per share for these participating securities during the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. In addition, a total of 314 thousand, 346 thousand, and 245 thousand shares have been excluded from the denominator for diluted net (loss) income per common share during the years ended December 26, 2010, December 20, 2009, and December 21, 2008, respectively, as the impact would be anti-dilutive.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Derivative Financial Instruments

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

The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of December 26, 2010, the Company recorded a liability of $3.2 million, of which $0.6 million is included in other accrued liabilities and $2.6 million is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company also recorded $1.1 million, $0.2 million and $3.9 million in other comprehensive loss for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. No hedge ineffectiveness was recorded during the years ended December 26, 2010, December 20, 2009 or December 21, 2008. If the hedge was deemed ineffective, or extinguished by either counterparty, the accumulated losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.

13.	Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $107.3 million, $104.2 million and $106.9 million for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease obligations at December 26, 2010 are as follows (in thousands):

	Non-Cancelable
Fiscal Year Ending	Operating	Capital
December	Leases	Lease

2011	$100,373	$2,486
2012	103,057	2,326
2013	108,304	1,527
2014	127,948	1,527
2015	75,363	1,527
Thereafter	143,035	2,925

Total future minimum lease obligation	$658,080	12,318

Less: amounts representing interest		3,159

Present value of future minimum lease obligation		9,159
Current portion of capital lease obligation		1,629

Long-term portion of capital lease obligation		$7,530

14.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. Historically, the Company has matched 100% of employee contributions up to 6% of qualified compensation. However, during the fourth quarter of 2009, the Company reduced its match to 50% of employee contributions up to 6% of qualified compensation. The cost for this benefit totaled $1.1 million, $2.1 million and $2.5 million for the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. The Company also administers a 401(k) plan for certain union employees with no Company match.

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

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 26, 2010. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.7 million, $0.8 million, and $0.4 million during the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. The plan was underfunded by $1.3 million and $1.1 million at December 26, 2010 and December 20, 2009, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million, $0.3 million and $0.1 million during the years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively. The plan was underfunded by $2.5 million and $2.6 million at December 26, 2010 and December 20, 2009, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.5 million, $0.8 million, and $0.6 million during the years ended December 26, 2010, December 20, 2009, and December 21, 2008, respectively. The post-retirement benefit plan was underfunded by $5.1 million and $3.5 million at December 26, 2010 and December 20, 2009, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.4 million during each of the year ended December 26, 2010 and December 20, 2009, and $0.3 million during the year ended December 21, 2008. The plan was underfunded by $5.7 million and $5.4 million at December 26, 2010 and December 20, 2009, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

	Pension		Post-retirement
	Plans		Benefit Plans
	2010	2009	2010	2009
	(In thousands)
Change in Benefit Obligation
Beginning obligations	$(10,771)	$(11,788)	$(8,925)	$(10,123)
Service cost	(396)	(356)	(312)	(562)
Interest cost	(675)	(638)	(557)	(545)
Amendments	—	—	—	—
Actuarial (loss) gain	(464)	1,648	(1,223)	1,877
Benefits paid	392	363	229	428

Ending obligations	(11,914)	(10,771)	(10,788)	(8,925)

Change in Plans’ Assets
Beginning fair value	7,064	4,700	—	—
Actual return on plans’ assets	786	1,212	—	—
Employer contributions	670	1,514	—	—
Benefits paid	(392)	(362)	—	—

Ending fair value	8,128	7,064	—	—

Funded status at end of year	$(3,786)	$(3,707)	$(10,788)	$(8,925)

Net Periodic Benefit Cost

			Post-retirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009
	(In thousands)
Service cost	$396	$356	$312	$562
Interest cost	675	638	558	545
Expected return on plan assets	(526)	(420)	—	—
Amortization of prior service cost	255	255	103	103
Amortization of transition obligation	102	102	—	—
Amortization of (gain) loss	(23)	125	(26)	31

Net periodic benefit cost	$879	$1,056	$947	$1,241

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rate Assumptions

	Pension
	Benefits		Post-retirement Benefits
	2010	2009	2010	2009
Weighted-average discount rate used in determining net periodic cost	6.4%	5.5%	6.4%	5.5%
Weighted-average expected long-term rate of return on plan assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	6.1%	6.4%	6.1%	6.4%
Assumed health care cost trend:
Initial trend	N/A	N/A	9.00%	9.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $1.6 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $1.3 million. Expected Company contributions during 2011 total $1.3 million, all of which is related to the pension plan. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Post-retirement
Fiscal Year Ending	Benefits	Benefits

2011	$471	$423
2012	554	463
2013	581	474
2014	604	487
2015	629	507
2016-2020	4,190	3,029

	$7,029	$5,383

The Company’s pension plans’ investment policy and weighted average asset allocations at December 26, 2010 and December 20, 2009 by asset category are as follows:

	Pension Benefits at	Pension Benefits at
	December 26,	December 20,
Asset Category	2010	2009

Cash	2%	1%
Equity securities	58%	63%
Debt securities	40%	36%

	100%	100%

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

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company made contributions of $11.6 million, $10.4 million, and $9.9 million during the years ended December 26, 2010, December 20, 2009, and December 21, 2008, respectively. In addition to the higher contributions as a result of negative investment performance and lower discount rates due to falling interest rates, the Company has made additional payments related to assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of income (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Stock options	$429	$1,223	$1,585
Restricted stock	1,550	1,743	1,779
Employee stock purchase plan	143	130	287

Total	$2,122	$3,096	$3,651

The Company recognized deferred tax assets related to stock-based compensation of $0.1 million, $0.1 million and $1.1 million during the fiscal years ended December 26, 2010, December 20, 2009 and December 21, 2008, respectively.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

The Company maintains a stock plan for the grant of stock options and restricted stock awards to key employees of the Company. Under the Plan, up to an aggregate of 3,088,668 shares of common stock may be issued, of which, 650,343 shares are available for future issuance as of December 26, 2010. Under the 2009 Plan, up to an aggregate of 1,000,000 shares of common stock may be issued, of which, 770,717 shares are available for future issuance as of December 26, 2010. Stock options granted under the plan have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company. The Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approves the grants of nonqualified stock options by the Company, pursuant to the Company’s Amended and Restated Equity Incentive Plan. These options are granted on such approval date.

The weighted average grant date fair value of options granted during 2008 was $3.97. A total of 261,036 shares vested during 2010. The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the option’s vesting period using the straight-line attribution approach:

2008

Expected dividend yield	3.4%-4.7%
Expected stock price volatility	33.3%-35.7%
Weighted average risk-free interest rate	3.44%-3.69%
Expected life of options (years)	6.5

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

As of December 26, 2010, there was $0.1 million in unrecognized compensation costs related to options granted under the Plan, which is expected to be recognized over a weighted average period of 0.4 years.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity for the fiscal year 2010 under the Company’s stock plan is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)

Outstanding at December 20, 2009	1,515,190	15.77	6.68	$—
Granted	—	—
Exercised	—	—
Forfeited	(13,500)	16.60
Expired	(63,977)	13.65

Outstanding at December 26, 2010	1,437,713	$15.78	5.68	$—

Vested or expected to vest at December 26, 2010	1,436,033	$15.79	5.68	$—

Exercisable at December 26, 2010	1,274,713	$15.97	5.47	$—

Restricted Stock

On March 15, 2010, the Company granted a total of 482,000 shares of restricted stock to certain employees of the Company and its subsidiaries. The grant date fair value of the restricted shares was $4.92 per share. Of the 482,000 shares granted, 210,000 will vest in full on March 15, 2013. The remaining 272,000 restricted shares were performance based shares and would have vested in full on March 15, 2013 provided an earnings before interest and taxes (“EBIT”) performance target for the Company’s fiscal year 2010 was met. The EBIT performance target was not met and the performance based restricted shares have been forfeited.

On June 1, 2010, the Company granted 30,612 shares of restricted stock to a newly appointed non-employee member on the Company’s Board of Directors. The grant date fair value of the restricted shares was $3.92 per share and the shares will vest in full on June 1, 2013. On June 9, 2010, the Company granted 30,151 shares of restricted stock to a newly appointed non-employee member on the Company’s Board of Directors. The grant date fair value of the restricted shares was $3.98 per share and the shares will vest in full on June 9, 2013.

A summary of the status of the Company’s restricted stock awards for the fiscal year 2010 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date

Nonvested at December 20, 2009	607,221	10.21
Granted	542,763	4.81
Vested	(197,290)	18.14
Forfeited	(320,989)	5.20

Nonvested at December 26, 2010	631,705	$5.64

As of December 26, 2010, there was $1.4 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company had reserved 308,866 shares of its common stock for issuance under the ESPP. On June 2, 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”). The 2009 ESPP reserved an additional 600,000 shares of its common stock for future purchases. As of December 26, 2010, there were 396,881 shares of common stock reserved for issuance under the ESPP.

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

The Company estimates the fair value of each share of stock using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes the expense over the plan purchase period using the straight-line attribution approach:

	2010	2009

Expected dividend yield	3.7%-4.8%	7.5%-11.8%
Expected stock price volatility	44.7%-71.1%	83.2%-110.7%
Weighted average risk-free interest rate	0.08%-0.16%	0.10%-0.17%
Expected term (years)	0.25	0.25
Fair value at grant date	$1.14-$1.62	$1.25-$1.57

As of December 26, 2010, there was no unrecognized compensation expense related to the ESPP.

16.	Income Taxes

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against our deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved.

During 2006, the Company elected the application of tonnage tax. Prior to the establishment of a full valuation allowance, the Company’s effective tax rate was impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and fluctuated based on the ratio of income from qualifying and non-qualifying activities. The Company’s effective tax rate for the years ended December 26, 2010, December 20, 2009 and December 21, 2008 was (0.7)%, (66.9)% and (67.0)%, respectively.

Income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Current:
Federal	$70	$(119)	$1,096
State/territory	44	218	186

Total current	114	99	1,282

Deferred:
Federal	—	10,359	(5,457)
State/territory	191	131	22

Total deferred	191	10,490	(5,435)

Income tax expense (benefit)	$305	$10,589	$(4,153)

The difference between the income tax expense (benefit) and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 26,	December 20,	December 21,
	2010	2009	2008

Income tax (benefit) expense at statutory rates:	$(15,914)	$(5,537)	$2,170
State/territory, net of federal income tax benefit (excluding valuation allowance)	(200)	(898)	6
Qualifying shipping income	(1,690)	3,280	(6,725)
Fines and penalties	11,168	46	20
Valuation allowance	6,241	13,162	—
Other Items	700	536	376

Income tax expense (benefit)	$305	$10,589	$(4,153)

The Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $15 thousand as a decrease directly to additional paid-in capital for the year ended December 21, 2008.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 26,	December 20,
	2010	2009

Deferred tax assets:
Leases	$8,407	$10,011
Convertible note hedge	1,360	1,294
Allowance for doubtful accounts	1,329	1,372
Net operating losses, AMT carryforwards, and state credit carryforwards	35,735	28,964
Post retirement benefits	1,639	1,374
Other	12,752	10,662
Valuation allowances	(16,136)	(8,349)

Total deferred tax assets	45,086	45,328
Deferred tax liabilities:
Depreciation	(18,496)	(16,376)
Capital construction fund	(14,791)	(14,211)
Intangibles	(11,556)	(14,575)
Other	(2,054)	(1,788)

Total deferred tax liabilities	(46,897)	(46,950)

Net deferred tax liability	$(1,811)	$(1,622)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $130.9 million and $114.4 million as of December 26, 2010 and December 20, 2009, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $18.9 million and $17.8 million as of December 26, 2010 and December 20, 2009, respectively. The Federal and state net operating loss carryforwards begin to expire in 2025 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.4 million as of December 26, 2010 and December 20, 2009. Net operating loss credits generated from tax losses in Guam begin to expire in 2029. The Company has recorded a valuation allowance against the majority of the deferred tax assets attributable to the net operating losses generated, but has not recorded a valuation allowance attributable to the net operating losses generated in certain states.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Beginning balance	$12,531	$8,989	$8,482
Additions based on tax positions related to the current year	840	409	2,196
Additions for tax positions of prior years	225	5,793	—
Reductions for tax positions of prior years	—	(2,660)	(1,689)

Ending balance	$13,596	$12,531	$8,989

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

As a result of the valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2008 through 2010, the Company has not recognized any interest and penalties in its statement of operations and statement of financial position. Furthermore, there were no accruals for the payment of interest and penalties at either December 26, 2010 or December 20, 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The tax years which remain subject to examination by major tax jurisdictions as of December 26, 2010 include 2005-2010.

17.	Commitments and Contingencies

Legal Proceedings

Antitrust Matters

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ whereby the Company agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane and agreed to pay a fine of $45.0 million over five years without interest. The first $1.0 million of the fine must be paid within 30 days after imposition of the sentence by the court and annual payments of $1.0 million, $3.0 million, $5.0 million, $15.0 million and $20.0 million must be paid on each anniversary thereafter. The plea agreement provides that the Company will not face additional charges relating to the Puerto Rico tradelane. On March 22, 2011, the court entered judgment accepting the Company’s plea agreement and placing the Company on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the sentencing guidelines requirements, including antitrust education to key personnel.

In addition, the plea agreement provides that the Company will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that the Company is not a target or subject to any investigation in the Hawaii and Guam trades. Also, in June 2009, the Company entered into a conditional amnesty agreement with the DOJ under its Corporate Leniency Policy. The amnesty agreement pertains to a single contract relating to ocean shipping services provided to the United States Department of Defense. The DOJ has agreed to not bring any criminal prosecution with respect to that government contract, as long as the Company, among other things, continues its full cooperation in the investigation. The amnesty does not bar a claim for damages that may be sought by the DOJ under any applicable federal law or regulation.

The Company has included a charge of $30.0 million in its fiscal 2010 financial statements, which represents the present value of the $45.0 million in installment payments. The Company has not made a provision in the accompanying financial statements for any civil damages resulting from the amnesty matter in the accompanying financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Subsequent to the commencement of the DOJ investigation, fifty-eight purported class action lawsuits were filed against the Company and other domestic shipping carriers (the “Class Action Lawsuits”). Each of the Class Action Lawsuits purports to be on behalf of a class of individuals and entities who purchased domestic ocean shipping services directly from the various domestic ocean carriers. These complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. The Class Action Lawsuits were filed in the following federal district courts: eight in the Southern District of Florida, five in the Middle District of Florida, nineteen in the District of Puerto Rico, twelve in the Northern District of California, three in the Central District of California, one in the District of Oregon, eight in the Western District of Washington, one in the District of Hawaii, and one in the District of Alaska.

Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL. Under the settlement agreement, the Company has agreed to pay $20.0 million and to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.

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

On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL. After several hearings, the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. The Company has paid $10.0 million into an escrow account and is required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the District Court. On September 15, 2010, notices of the Puerto Rico settlement were mailed to class members, who had sixty days to respond. Some class members have elected to opt-out of the settlement in response to the class notice they have received. The Company has until April 29, 2011 to decide whether or not to proceed with the class settlement.

The customers that have elected to opt-out of the settlement may file lawsuits containing allegations similar to those made in the Puerto Rico MDL and seek the same type of damages under the Sherman Act as sought in the Puerto Rico MDL. The Company is not able to determine whether or not any actions will be brought against it or whether or not a negative outcome would be probable if brought against the Company, or a reasonable range for any such outcome, and has made no provisions for any potential proceedings in the accompanying financial statements. Given the volume of commerce involved in the Puerto Rico shipping business, an adverse ruling in a potential civil antitrust proceeding could subject the Company to substantial civil damages given the treble damages provisions of the Sherman Act.

In addition, the Company has actively engaged in discussions with a number of our customers in the Puerto Rico trade regarding the subject matter of the DOJ investigations. The Company has reached commercial agreements or is seeking to reach commercial agreements with certain of its major customers, with the condition that the customer relinquishes all claims arising out of the matters that are the subject of the antitrust investigations. In some cases, the Company has agreed to, or is

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.

Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010, and the plaintiffs have served a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against this purported class action lawsuit.

One district court case remains in the District of Alaska, relating to the Alaska tradelane. The Company and the plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.

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

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. In February 2011, the Commonwealth of Puerto Rico filed a lawsuit against us seeking monetary damages on behalf of indirect purchasers.

On October 19, 2009, a purported class action lawsuit was filed against the Company, other domestic shipping carriers and certain individuals in the United States District Court for the District of Puerto Rico. The complaint purports to be on behalf of a class of persons (indirect purchasers) who allege to have paid inflated prices for retail goods imported to Puerto Rico as a result of alleged price-fixing of the defendants in violation of the Sherman Act and various provisions of Puerto Rico law. The plaintiffs are seeking treble monetary damages, costs and attorneys’ fees. On April 9, 2010, the Company filed a motion to dismiss. The District Court has dismissed all counts in the complaint except those under Puerto Rico antitrust laws. The District Court has certified to the Puerto Rico Supreme Court the question of whether the Puerto Rico antitrust statute applies to interstate commerce.

On February 22, 2011, the Company entered into a Memorandum of Understanding with the attorneys representing the indirect purchasers and the Commonwealth of Puerto Rico to settle the investigation by the Puerto Rico Office of Monopolistic Affairs and the lawsuit filed by the Commonwealth of Puerto Rico in February 2011 and the class action lawsuit in the indirect purchasers case. Under the Memorandum of Understanding, the Company has agreed to pay $1.8 million for a full release in those matters. The settlement agreement, when negotiated and entered into by the parties, will be subject to court approval.

On December 31, 2008, a securities class action lawsuit was filed against the Company by the City of Roseville Employees’ Retirement System in the United States District Court for the District of

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Delaware. The complaint purported to be on behalf of purchasers of our common stock. The complaint alleged, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and the Company filed a motion to dismiss the amended complaint on February 12, 2010. The Company’s motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint. The Company filed its opposition brief with the Court of Appeals on December 22, 2010 and the plaintiffs filed their reply brief on February 2, 2011.

On March 9, 2010, the Company’s Board of Directors and certain current and former officers of the Company were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Mecklenburg County, North Carolina. The derivative suit was filed by a shareholder named Patrick Smith purportedly on behalf of Horizon Lines, Inc. claiming that the Directors and current and former officers named in the complaint breached their fiduciary duties and damaged the Company by allegedly causing the Company to engage in an antitrust conspiracy in the ocean shipping trade routes between the continental United States and Alaska, Hawaii, Guam and Puerto Rico. The relief being sought by the plaintiff includes monetary damages, fees and expenses associated with the action, including attorneys’ fees, and appropriate equitable relief. The defendants filed a motion to dismiss on May 27, 2010. The motion was granted on October 21, 2010. The time for an appeal has expired.

Through December 26, 2010, the Company has incurred approximately $28.1 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.

Environmental Matters

The Company is subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. The Company has been advised that the U.S. Coast Guard and U.S. Attorney’s Office are investigating matters involving two of the Company’s vessels. The Company is cooperating with this investigation. It is possible that the outcome of the investigation could result in a substantial fine and other actions against us that could have an adverse effect on the Company’s business and operations.

In the ordinary course of business, from time to time, the Company becomes involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company generally maintains insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company also, from time to time, becomes involved in routine employment-related disputes and disputes with parties with which it has contractual relations.

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

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Although the Company is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, the Company has an interest in the variable interest entities. Based on the Company’s analysis of the expected cash flows related to the variable interest entity, the Company believes only a remote likelihood exists that it would become the primary beneficiary of the variable interest entity and would be required to consolidate the variable interest entity. Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.3 million as a liability on the Company’s balance sheet.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 26, 2010 and December 20, 2009, these letters of credit totaled $11.3 million and $11.1 million, respectively.

Labor Relations

Approximately 67.1% of the Company’s total work force is covered by collective bargaining agreements. Our collective bargaining agreements are scheduled to expire as follows: three in 2011, three in 2012, one in 2013, one in 2014, and two in 2017. The three agreements scheduled to expire in 2011 represents approximately 38% of the Company’s union work force.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$274,658	$291,387	$297,612	$298,849
Operating (loss) income(1)(2)	(1,848)	13,962	18,107	(35,526)
(Loss) income from continuing operations	$(11,695)	$4,125	$8,218	$(46,947)
Loss from discontinued operations	(1,549)	(475)	(471)	(9,175)

Net (loss) income(1)(2)	$(13,244)	$3,650	$7,747	$(56,122)

Basic net (loss) income per share from continuing operations	$(0.38)	$0.14	$0.27	$(1.53)
Basic net loss per share from discontinued operations	(0.05)	(0.02)	(0.02)	(0.29)

Basic net (loss) income per share	$(0.43)	$0.12	$0.25	$(1.82)

Diluted net (loss) income per share from continuing operations	$(0.38)	$0.14	$0.27	$(1.53)
Diluted net loss per share from discontinued operations	(0.05)	(0.02)	(0.02)	(0.29)

Diluted net (loss) income per share	$(0.43)	$0.12	$0.25	$(1.82)

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$265,033	$271,186	$301,305	$286,691
Operating income (loss)(1)(2)	56	(9,648)	20,007	11,863
(Loss) income from continuing operations	$(8,718)	$(29,204)	$9,964	$1,551
Loss from discontinued operations	(1,235)	(1,879)	(1,526)	(225)

Net (loss) income(1)(2)(3)	$(9,953)	$(31,083)	$8,438	$1,326

Basic net (loss) income per share from continuing operations	$(0.29)	$(0.96)	$0.33	$0.05
Basic net loss per share from discontinued operations	(0.04)	(0.06)	(0.05)	(0.01)

Basic net (loss) income per share	$(0.33)	$(1.02)	$0.28	$0.04

Diluted net (loss) income per share from continuing operations	$(0.29)	$(0.96)	$0.32	$0.05
Diluted net loss per share from discontinued operations	(0.04)	(0.06)	(0.05)	(0.01)

Diluted net (loss) income per share	$(0.33)	$(1.02)	$0.27	$0.04

(1)	The first, second, third, and fourth quarter of 2010 include expenses of $1.0 million, $1.0 million, $1.5 million, and $1.7 million, respectively, related to legal and professional fees associated with the DOJ investigation and the antitrust related litigation. The first, second, third, and fourth quarter of 2009 include expenses of $4.4 million, $4.1 million, $2.0 million, and $1.7 million, respectively, related to legal and professional fees associated with the DOJ investigation and the antitrust

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

related litigation. The fourth quarter of 2010 includes expenses of $2.0 million related to the Company’s restructuring plan. The third and fourth quarter of 2010 include $1.8 million and $0.8 million, respectively, related to an impairment charge.

(2)	The third quarter of 2010 includes $1.8 million related to an impairment charge. The first and second quarter of 2009 include a $0.8 million and $0.2 million charge, respectively, related to the Company’s restructuring plan. The second and third quarter of 2009 include $0.7 million and $1.2 million, respectively, related to an impairment charge. The fourth quarter of 2010 includes a $30.0 million charge for the settlement with the DOJ and a $1.8 million charge for the settlement of the Puerto Rico indirect purchaser lawsuit. The second quarter of 2009 includes a $20.0 million charge for the settlement of a class action lawsuit.

(3)	During the second quarter of 2009, the Company determined it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against its deferred tax assets which resulted in a $10.5 million income tax provision.

19.	Subsequent Events

On February 23, 2011, the Company and Charles G. Raymond, its President and Chief Executive Officer, entered into a Separation Agreement in connection with Mr. Raymond’s retirement from the Company. Under the terms of the Separation Agreement, Mr. Raymond will receive severance payments over a period of 25 months totaling approximately $2.3 million. In addition, the Company will reimburse Mr. Raymond for premiums related to continued health coverage under COBRA for the period he and his eligible dependents are covered under COBRA. Mr. Raymond will also be entitled to indemnification and the advancement of legal expenses as provided by the Company’s charter and bylaws and any other applicable documents, and Mr. Raymond has agreed not to sell any shares of the Company’s common stock that he owns for a period of one year. In addition, the terms of the Separation Agreement include a non-compete provision for a period of two years.

On March 28, 2011, the Company executed an employment agreement with Stephen H. Fraser, who began serving as its interim President and Chief Executive Officer on March 11, 2011. The term of the agreement is until the Company appoints a successor president and chief executive officer, and the agreement may be terminated by either party upon thirty days written notice. Pursuant to the terms of the agreement, Mr. Fraser will be entitled to a salary of $90,000 per month, plus other usual employee benefits offered to the Company’s employees. The agreement also provides that Mr. Fraser shall be reimbursed for certain transportation expenses and may elect to be reimbursed for his cost of medical insurance for himself and his dependents. Mr. Fraser will continue to serve as a member of the Company’s board of directors. Mr. Fraser will continue to be eligible for compensation awarded to the board of directors, and the stock ownership guidelines applicable to board members will continue to be applicable to him. Mr. Fraser’s annual cash retainer for service on the board will be prorated to reflect only the period which he was a non-employee director. This description of the employment agreement is not complete and is qualified by its entirety by the full text of the agreement which is attached hereto as an exhibit.

On March 9, 2011, the Company entered into an amendment of its Senior Credit Facility. In addition, the amendment waives default conditions related to the recently announced settlement agreement with the DOJ. The Senior Credit Facility was amended to (i) increase the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decrease the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending

Horizon Lines, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increase the spread over LIBOR and Prime rates by 250 bps, and (iv) restrict cash dividends from being paid on any class of capital stock. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28 million in the aggregate, to be added back to the calculation of Consolidated EBITDA. As a result of the amendment, the Company paid $1.3 million in financing costs.

Schedule II

Horizon Lines, Inc.
Valuation and Qualifying Accounts
Years Ended December 2010, 2009 and 2008

		Charged
		to Cost		Charged
	Beginning	and		to other		Ending
	Balance	Expenses	Deductions	Accounts		Balance
	(In thousands)

Accounts receivable reserve:
Year ended December 26, 2010:
Allowance for doubtful accounts	$5,965	$1,459	$(1,195)	$—		$6,229
Allowance for revenue adjustments	1,030	3,401	(3,701)	—		730

	$6,996	$4,860	$(4,896)	$—		$6,959
Year ended December 20, 2009:
Allowance for doubtful accounts	$6,675	$1,975	$(2,685)	$—		$5,965
Allowance for revenue adjustments	1,030	5,824	(5,824)	—		1,030

	$7,705	$7,799	$(8,509)	$—		$6,996
Year ended December 21, 2008:
Allowance for doubtful accounts	$4,650	$2,937	$(912)	$—		$6,675
Allowance for revenue adjustments	1,030	4,723	(4,723)	—		1,030

	$5,680	$7,660	$(5,635)	$—		$7,705
Restructuring costs:
Year ended December 26, 2010	$150	$2,057	$(165)	$—		$2,042
Year ended December 20, 2009	$3,197	$1,001	$(3,563)	$(485	)(1)	$150
Year ended December 21, 2008	$—	$3,244	$(47)	$—		$3,197
Deferred tax assets valuation allowance:
Year ended December 26, 2010	$8,349	$7,513	$—	$274	(2)	$16,136
Year ended December 20, 2009	$1,262	$9,102	$—	$(2,015	)(2)	$8,349
Year ended December 21, 2008	$1,262	$—	$—	$—		$1,262

(1)	Includes $0.5 million of stock-based compensation recorded in additional paid in capital.

(2)	Includes $0.7 million and $2.0 million of recorded in other comprehensive income (loss).