Form 10-Q
period 2011-03-27
Horizon Lines, Inc.
filed 2011-04-29
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2011
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
At April 25, 2011, 30,884,040 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 27,	December 26,
	2011	2010
Assets
Current assets
Cash	$5,771	$2,751
Accounts receivable, net of allowance of $6,195 and $6,959 at March 27, 2011 and December 26, 2010 respectively	131,510	112,196
Prepaid vessel rent	5,385	4,076
Materials and supplies	32,009	29,413
Deferred tax asset	3,250	2,964
Assets of discontinued operations	5,394	6,883
Other current assets	9,729	7,406

Total current assets	193,048	165,689
Property and equipment, net	190,419	194,657
Goodwill	314,149	314,149
Intangible assets, net	77,554	80,824
Other long-term assets	28,838	30,438

Total assets	$804,008	$785,757

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,295	$43,413
Current portion of long-term debt, including capital lease	564,497	508,793
Accrued vessel rent	—	3,697
Liabilities of discontinued operations	3,553	3,699
Other accrued liabilities	120,105	108,499

Total current liabilities	723,450	668,101
Long-term debt, including capital lease, net of current portion	7,104	7,530
Deferred rent	16,908	18,026
Deferred tax liability	4,775	4,775
Other long-term liabilities	45,114	47,533

Total liabilities	797,351	745,965

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,572 shares issued and 30,772 shares outstanding as of March 27, 2011 and 34,546 shares issued and 30,746 shares outstanding as of December 26, 2010	346	345
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	193,631	193,266
Accumulated deficit	(107,916)	(73,843)
Accumulated other comprehensive loss	(866)	(1,438)

Total stockholders’ equity	6,657	39,792

Total liabilities and stockholders’ equity	$804,008	$785,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended
	March 27,	March 21,
	2011	2010
Operating revenue	$285,353	$274,658
Operating expense:
Cost of services (excluding depreciation expense)	267,328	241,957
Depreciation and amortization	11,213	10,845
Amortization of vessel dry-docking	4,077	3,053
Selling, general and administrative	24,294	20,517
Miscellaneous expense, net	488	134

Total operating expense	307,400	276,506

Operating loss	(22,047)	(1,848)
Other expense:
Interest expense, net	10,716	9,830
Loss on modification of debt	620	—
Other expense, net	14	2

Loss from continuing operations before income tax (benefit) expense	(33,397)	(11,680)
Income tax (benefit) expense	(86)	15

Net loss from continuing operations	(33,311)	(11,695)
Net loss from discontinued operations	(760)	(1,549)

Net loss	$(34,071)	$(13,244)

Basic and diluted net loss per share:
Continuing operations	$(1.08)	$(0.38)
Discontinued operations	(0.02)	(0.05)

Basic and diluted net loss per share	$(1.10)	$(0.43)

Number of shares used in calculations:
Basic	30,925	30,521
Diluted	30,925	30,521

Dividends declared per common share	$—	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 27,	March 21,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(33,311)	$(11,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,135	5,767
Amortization of other intangible assets	5,078	5,078
Amortization of vessel dry-docking	4,077	3,053
Amortization of deferred financing costs	815	855
Loss on modification of debt	620	—
Deferred income taxes	(287)	40
(Gain) loss on equipment disposals	(10)	53
Stock-based compensation	282	600
Accretion of interest on 4.25% convertible notes	2,850	2,623
Accretion of interest on legal settlement	240	—
Changes in operating assets and liabilities:
Accounts receivable	(19,314)	(12,757)
Materials and supplies	(2,595)	3,077
Other current assets	(2,323)	(654)
Accounts payable	(8,173)	7,218
Accrued liabilities	12,979	(7,287)
Vessel rent	(5,925)	(18,892)
Vessel dry-docking payments	(4,968)	(9,826)
Other assets/liabilities	338	108

Net cash used in operating activities	(43,492)	(32,639)

Cash flows from investing activities:
Purchases of property and equipment	(3,413)	(1,460)
Proceeds from the sale of property and equipment	206	99

Net cash used in investing activities	(3,207)	(1,361)

Cash flows from financing activities:
Payments on long-term debt	(4,688)	(4,688)
Borrowing under revolving credit facility	63,500	55,000
Payments on revolving credit facility	(6,000)	(15,000)
Payment of financing costs	(3,243)	—
Payments on capital lease obligations	(384)	—
Dividends to stockholders	—	(1,526)
Common stock issued under employee stock purchase plan	—	34

Net cash provided by financing activities	49,185	33,820

Net increase (decrease) in cash from continuing operations	2,486	(180)
Net increase (decrease) in cash from discontinued operations	534	(1,567)

Net increase (decrease) in cash	3,020	(1,747)
Cash at beginning of period	2,751	6,419

Cash at end of period	$5,771	$4,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services and non-vessel operating common carrier (“NVOCC”) services through its subsidiary, Horizon Lines of Guam. In addition, on December 13, 2010, Horizon Lines commenced a weekly trans-Pacific liner service between Asia and the U.S. West Coast. Horizon Logistics provides integrated logistics service offerings, including rail, trucking, warehousing, and distribution. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.
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
During the 4th quarter of 2010, the Company began a review of strategic alternatives for its logistics operations. It was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, the Company would begin exploring the divestiture of its logistics operations. The entire component comprising the logistics operations will be discontinued and the current logistics customers will no longer be customers of the Company. As part of the divestiture, the Company intends to transition some of the operations and personnel to other logistics providers. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company is not expected to have any significant continuing involvement in the logistics operations after the transition is complete. As a result, the logistics operations have been classified as discontinued operations.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.
The financial statements as of March 27, 2011 and the financial statements for the quarters ended March 27, 2011 and March 21, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 27,	December 26,
	2011	2010
Senior credit facility
Term loan	$89,063	$93,750
Revolving credit facility	157,500	100,000
4.25% convertible senior notes	316,264	313,414
Capital lease obligations	8,774	9,159

Total long-term debt	571,601	516,323
Less current portion	(564,497)	(508,793)

Long-term debt, net of current portion	$7,104	$7,530

On March 22, 2011, the Court entered a judgment against the Company whereby the Company was required to pay a fine of $45.0 million to resolve the investigation by the U.S. Department of Justice (the “DOJ”) into its domestic ocean shipping business. The Company expected to default under a covenant in the indenture related to the $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”) as a result of that judgment. On April 28, 2011, the Court amended the fine imposed on the Company by reducing the amount from $45.0 million to $15.0 million. As a result, no covenant default exists, or is expected to exist, under the indenture related to the Notes with respect to the fine.
The Company expects to experience a covenant default under the Senior Credit Facility in connection with the amended financial covenants upon the close of the second fiscal quarter of 2011. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent the Company from borrowing under the Senior Credit Facility and could also result in acceleration of the maturity of the Senior Credit Facility. The indenture related to the Notes contains cross default provisions and certain acceleration clauses whereby if the maturity of the Senior Credit Facility is accelerated, maturity of the Notes can also be accelerated.
The Company anticipates working with its lenders and their advisors to obtain waivers and amendments or to refinance prior to any possible covenant noncompliance; however, the Company cannot provide assurance that it will be able to secure such amendments or a refinancing. As a result of these factors, the Company has classified its obligations under the Notes and the Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheets as of March 27, 2011 and December 26, 2010. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.
Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all of the owned assets of the Company. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. On March 9, 2011, the Senior Credit Facility was amended to waive default conditions related to the settlement agreement with the DOJ. The terms of the Senior Credit Facility also provide for a $5.0 million swingline subfacility and a $20.0 million letter of credit subfacility.
The June 2009 amendment to the Senior Credit Facility was intended to provide the Company the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.

The March 2011 amendment to the Senior Credit Facility (i) increased the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decreased the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increased the spread over LIBOR and Prime rates by 250 bps, and (iv) restricted cash dividends from being paid on any class of capital stock. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the efforts to get convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28 million in the aggregate, to be added back to the calculation of Consolidated EBITDA. As a result of the amendment and efforts to obtain consent from the bondholders, the Company paid $3.2 million in financing costs and recorded a loss on modification of debt of $0.6 million.
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 5.25% to 6.0% (LIBOR plus 5.5% as of March 27, 2011) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 4.25% to 5.0% (Prime plus 4.5% as of March 27, 2011). The weighted average interest rate under the Senior Credit Facility at March 27, 2011 was approximately 6.8%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of March 27, 2011).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage ratio and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of March 27, 2011. As of March 27, 2011, total unused borrowing capacity under the revolving credit facility was $56.2 million, after taking into account $157.5 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit. However, based on the Company’s leverage ratio, effective borrowing availability under the revolving credit facility was $23.6 million as of March 27, 2011.
The Company has agreed that in the event its cash balance exceeds $17.5 million, the Company will not request borrowing under the Senior Credit Facility and, if such cash balance is in excess of that amount for more than three consecutive business days, to reduce borrowing under the Senior Credit Facility by the amount of the excess.
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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of March 27, 2011, the Company recorded a liability of $2.8 million, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The liability of $2.8 million has been classified as current in order to conform to the classification of the underlying term loan debt. The Company also recorded $0.5 million and $0.3 million in other comprehensive loss for the quarters ended March 27, 2011 and March 21, 2010, respectively. No hedge ineffectiveness was recorded during the quarters ended March 27, 2011 and March 21, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.

4.25% Convertible Senior Notes
On August 8, 2007, the Company issued $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012. The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2012, unless earlier converted, redeemed or repurchased in accordance with their terms prior to August 15, 2012. Holders of the Notes may require the Company to repurchase the Notes for cash at any time before August 15, 2012 if certain fundamental changes occur.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 27, 2011, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million _____shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and has been accounted for as an equity transaction. The Company received proceeds of $11.9 million related to the sale of the warrants, which has also been classified as equity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of March 27, 2011 and December 26, 2010 were $545.5 million and $498.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Restructuring
In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011 by eliminating a total of 64 positions, including 35 existing and 29 open positions.
The following table presents the restructuring reserves at March 27, 2011, as well as activity during the year (in thousands):

	Balance at			Balance at
	December 26,			March 27,
	2010	Provision	Payments	2011
Personnel related costs	$2,032	$—	$(395)	$1,637
Other associated costs	10	—	(7)	3

Total	$2,042	$—	$(402)	$1,640

In the consolidated balance sheet as of March 27, 2011, the current portion of the reserve for restructuring costs of $1.4 million is recorded in other accrued liabilities and the non-current portion of $0.2 million is recorded in other non-current liabilities.
5. Discontinued Operations
During the 4th quarter of 2010, the Company began a review of strategic alternatives for its logistics operations. It was determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses, and 3) focus on the recently commenced international shipping activities, the Company would begin exploring the divestiture of its logistics operations. The entire component comprising the logistics operations will be discontinued and the current logistics customers will no longer be customers of the Company. As part of the divestiture, the Company intends to transition some of the operations and personnel to other logistics providers. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company is not expected to have any significant continuing involvement in the logistics operations after the transition is complete.
The following table includes the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	March 27,	December 26,
	2011	2010
Accounts receivable, net of allowance	$8,791	$10,319
Property and equipment, net	732	721
Deferred tax asset	668	648
Other assets	186	178

Subtotal	10,377	11,866
Valuation allowance	(4,983)	(4,983)

Total current assets of discontinued operations	$5,394	$6,883

	March 27,	December 26,
	2011	2010
Accounts payable	$840	$890
Other accrued liabilities	2,713	2,809

Total current liabilities of discontinued operations	$3,553	$3,699

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 27,	March 21,
	2011	2010
Operating revenue	$10,583	$11,474
Operating loss	(780)	(1,589)
Net loss	(760)	(1,549)
The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 27,	March 21,
	2011	2010
Cash provided by (used in) operating activities	$591	$(1,506)
Cash used in investing activities	(57)	(61)

Net increase (decrease) in cash from discontinued operations	$534	$(1,567)

6. Income Taxes
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
7. Stock-Based Compensation
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
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 27,	March 21,
	2011	2010

Stock options	$52	$276
Restricted stock / vested shares	199	283
ESPP	31	41

Total	$282	$600

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 26, 2010	1,437,713	$15.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,926)	16.95

Outstanding at March 27, 2011	1,417,787	$15.77	5.48	$—

Vested or expected to vest at March 27, 2011	1,417,367	$15.77	5.48	$—

Exercisable at March 27, 2011	1,279,787	$15.93	5.30	$—

As of March 27, 2011, there was $18 thousand in unrecognized compensation costs related to stock options granted, all of which is expected to be recognized during the quarter ended June 26, 2011.
Restricted Stock
A summary of the status of the Company’s restricted stock awards as of March 27, 2011 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 26, 2010	631,705	$5.64
Granted	83,565	3.59
Vested	—	—
Forfeited	(16,000)	14.63

Nonvested at March 27, 2011	699,270	$5.19

As of March 27, 2011, there was $1.5 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
Effective April 1, 2011, the Company temporarily suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

8. Net Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options, using the treasury-stock method.
Net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 27,	March 21,
	2011	2010
Numerator:
Net loss from continuing operations	$(33,311)	$(11,695)
Net loss from discontinued operations	(760)	(1,549)

Net loss	$(34,071)	$(13,244)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	30,925	30,521

Effect of dilutive securities:
Stock-based compensation	—	—

Denominator for diluted net loss per common share	30,925	30,521

Basic and diluted net loss per common share
From continuing operations	$(1.08)	$(0.38)
From discontinued operations	(0.02)	(0.05)

Basic and diluted net loss per common share	$(1.10)	$(0.43)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 154,133 and 126,180 shares have been included in the denominator for basic net loss per share for these participating securities during the quarters ended March 27, 2011 and March 21, 2010, respectively. In addition, a total of 424,454 and 71,384 shares have been excluded from the denominator during the quarters ended March 27, 2011 and March 21, 2010, respectively, as the impact would be anti-dilutive.
9. Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 27,	March 21,
	2011	2010

Net loss	$(34,071)	$(13,244)
Change in fair value of interest rate swap	454	338
Amortization of pension and post-retirement benefit transition obligation	118	103

Comprehensive loss	$(33,499)	$(12,803)

10. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 27,	December 26,
	2011	2010
Vessels and vessel improvements	$154,252	$152,641
Containers	37,024	37,212
Chassis	14,812	14,524
Cranes	37,953	37,294
Machinery and equipment	31,019	29,756
Facilities and land improvements	26,521	26,368
Software	24,458	23,837
Construction in progress	23,154	25,850

Total property and equipment	349,193	347,482
Accumulated depreciation	(158,774)	(152,825)

Property and equipment, net	$190,419	$194,657

As of March 27, 2011, construction in progress includes $18.2 million of payments for three new cranes which are not yet placed into service. These cranes were initially purchased for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, the Company is currently evaluating its options for these cranes, which may include marketing them for sale or deploying them in the Company’s other terminal locations.
11. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 27,	December 26,
	2011	2010
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	17,528	14,906

Total intangibles with definite lives	222,758	220,136
Accumulated amortization	(145,204)	(139,312)

Net intangibles with definite lives	77,554	80,824
Goodwill	314,149	314,149

Intangible assets, net	$391,703	$394,973

As discussed in Note 3, as result of the amendment of the Senior Credit Facility and efforts to obtain consent from holders of the Notes, the Company paid $3.2 million in financing costs during the first quarter of 2011.
12. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 27,	December 26,
	2011	2010
Vessel operations	$19,335	$20,147
Payroll and employee benefits	16,001	13,996
Marine operations	14,130	8,777
Terminal operations	12,410	11,863
Fuel	13,541	8,032
Interest	4,396	7,344
Legal settlements	12,767	12,767
Restructuring	1,442	1,853
Other liabilities	26,083	23,720

Total other accrued liabilities	$120,105	$108,499

Other accrued liabilities of $26.1 million as of March 27, 2011 includes $2.0 million related to the unpaid portion of a separation agreement with our former chief executive officer.

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
On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $2.8 million is classified within level 2 of the fair value hierarchy.
No other assets or liabilities are measured at fair value under the hierarchy as of March 27, 2011.
14. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by negative performance of the investments in the financial markets, and lower discount rates due to lower interest rates have resulted in higher contributions to these plans.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 27, 2011. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended March 27, 2011 and March 21, 2010.
The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 27, 2011 and March 21, 2010.
The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2011.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended March 27, 2011 and March 21, 2010.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 27, 2011 and March 21, 2010.
Other Plans
Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. In addition to the higher contributions the Company has made as a result of negative investment performance and lower discount rates due to lower interest rates, the Company has also made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.
15. Commitments and Contingencies
Legal Proceedings
Antitrust Matters
On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ, and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million over five years without interest. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. The first $1.0 million of the fine was paid on April 25, 2011 and the Company must make payments of $1.0 million on or before the first anniversary thereof, $2.0 million on or before the second anniversary, $3.0 million on or before the third anniversary and $4.0 million on or before each of the fourth and fifth anniversary. The plea agreement provides that the Company will not face additional charges relating to the Puerto Rico tradelane. In addition, the plea agreement provides that the Company will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that the Company is not a target or subject of the Hawaii and Guam investigation.
As part of the court’s judgment, the Company was placed on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the sentencing guidelines requirements, including antitrust education to key personnel.
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

The base-rate freeze component of the settlement agreement provides that class members who have contracts in the Puerto Rico trade with the Company as of the effective date of the settlement would have the option, in lieu of receiving cash, to have their “base rates” frozen for a period of two years. The base-rate freeze would run for two years from the expiration of the contract in effect on the effective date of the settlement. All class members would be eligible to share in the $20.0 million cash component, but only the Company’s contract customers would be eligible to elect the base-rate freeze in lieu of receiving cash.
On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL, and the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. The Company has paid $10.0 million into an escrow account and the settlement agreement provides that the Company is required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the Court. On April 26, 2011, the plaintiffs advised the Company that they would not object to the Company paying the remainder of the $10 million due under the settlement agreement in one payment of $5.0 million within 30 days after final approval of the settlement agreement and a second payment of $5.0 million within 60 days after final approval of the settlement agreement.
Some class members have elected to opt-out of the settlement, and the customers that have elected to opt-out of the settlement and customers not part of the settlement class may file lawsuits containing allegations similar to those made in the Puerto Rico MDL and seek the same type of damages under the Sherman Act as sought in the Puerto Rico MDL. The Company is not able to determine whether or not any actions will be brought against it or whether or not a negative outcome would be probable if brought against the Company, or a reasonable range for any such outcome, and has made no provisions for any potential proceedings in the accompanying financial statements. Given the volume of commerce involved in the Puerto Rico shipping business, an adverse ruling in a potential civil antitrust proceeding could subject the Company to substantial civil damages given the treble damages provisions of the Sherman Act.
In addition, the Company has actively engaged in discussions with a number of its customers in the Puerto Rico trade that have opted out of the MDL settlement. The Company has reached commercial agreements or is seeking to reach commercial agreements with certain of its major customers, with the condition that the customer relinquishes any existing antitrust claims. In some cases, the Company has agreed to, or is seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.
Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit and the appeal is being briefed by the parties. The Company intends to vigorously defend against this purported class action lawsuit.
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
In February 2011, the Commonwealth of Puerto Rico filed a lawsuit against the Company seeking monetary damages in its own right and on behalf of a class of persons who allegedly paid inflated prices for goods imported to Puerto Rico as a result of alleged price-fixing by the defendants in violation of the Puerto Rico Monopolies and Restraint of Trade Act. In addition, two lawsuits have been filed against the Company as putative class-action lawsuits on behalf of indirect purchasers, one of which is pending in the Court of First Instance for the Commonwealth of Puerto Rico and the other is pending in the United States District Court for the District of Puerto Rico.
On March 31, 2011, the Company entered into a settlement agreement with the Commonwealth of Puerto Rico and the named plaintiffs, individually and representing the indirect purchasers, to resolve claims relating to the Puerto Rico trade. The settlement agreement was entered into by the parties pursuant to a Memorandum of Understanding, dated February 22, 2011.

Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against the Company and the other defendants. Pursuant to the Settlement Agreement, each of the defendants will pay a one-third share of the total settlement amount of $5.3 million. Accordingly, the Company has agreed to pay $1.8 million as its share of the settlement amount. If the settlement agreement is finally approved, the settling defendants will receive a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico in its own right and as parens patriae. The court granted preliminary approval of the settlement agreement on April 26, 2011. There can be no assurance that the court will grant final approval of the settlement agreement.
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
Through March 27, 2011, the Company has incurred approximately $30.3 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.
Environmental Matters
The Company is subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. The Company has been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving two of the Company’s vessels. The Company is fully and proactively cooperating with these investigations. It is possible that the outcome of the investigations could result in a substantial fine and other actions against the Company that could have an adverse effect on the Company’s business and operations.
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
The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of March 27, 2011, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels’ on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.

Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.3 million as a liability on the Company’s consolidated balance sheets as of March 27, 2011 and December 26, 2010.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On both March 27, 2011 and December 26, 2010, amounts outstanding on these letters of credit totaled $11.3 million.
16. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment during the quarter ended March 27, 2011 did not have a material impact on the Company’s financial statement disclosures.
17. Subsequent Events
As discussed in Note 3 and Note 15, on March 22, 2011, the Court entered a judgment against the Company whereby the Company was required to pay a fine of $45.0 million to resolve the investigation by the U.S. Department of Justice (the “DOJ”) into its domestic ocean shipping business. The Company expected to default under a covenant in the indenture related to the $330.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2012 (the “Notes”) as a result of that judgment. On April 28, 2011, the Court amended the fine imposed on the Company by reducing the amount from $45.0 million to $15.0 million. As a result, no covenant default exists, or is expected to exist, under the indenture related to the Notes with respect to the fine. In addition, during the second quarter of 2011, the Company expects to reverse $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this legal settlement.
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
Executive Overview
Our first quarter results of operations were impacted by the seasonal weakness typical in the first quarter. In addition, the loss of steady month to month revenue from our previous trans-Pacific agreement and the expiration of certain equipment sharing agreements with Maersk, softening trans-Pacific freight rates associated with our new China service, as well as the steep and persistent rise in fuel prices caused our first quarter 2011 results of operations to decline compared to the first quarter of 2010. We have undertaken efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, seeking to restructure the terms of our existing indebtedness and pursuing the sale of selected assets.
The economic recovery in our domestic markets has continued at a slow and uneven pace. Persistent high unemployment and uncertainty in the economy have affected consumers and impacted their spending. In addition, construction spending remains at depressed levels and many state governments are enacting spending cutbacks, including workforce reductions and furloughs. As a result of the still uncertain macroeconomic environment and our specific challenges such as the start up of our international operations, volatile fuel prices, and rate pressures in Puerto Rico and in international markets, we remain focused on a series of successful cost management efforts.
Container volumes during the quarter ended March 27, 2011 increased over the quarter ended March 21, 2010 largely due to the commencement of our international service. Operating revenue for the quarter ended March 27, 2011 increased as a result of the higher container volumes, higher fuel surcharges, and improved third party terminal services, which was partially offset by the loss of revenue under various transportation services agreements.
The increase in operating expense during the quarter ended March 27, 2011 is primarily due to higher fuel prices and transportation expenses associated with the container volumes in our international service, and an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is largely due to a separation agreement with our former chief executive officer, an increase in legal and professional expenses associated with the Department of Justice antitrust investigation and related legal proceedings, and expenses associated with our international operations.

	Quarters Ended
	March 27,	March 21,
	2011	2010
	($ in thousands)
Operating revenue	$285,353	$274,658
Operating expense	307,400	276,506

Operating loss	$(22,047)	$(1,848)

Operating ratio	107.7%	100.7%
Revenue containers (units)	71,529	60,288
Average unit revenue	$3,729	$3,955
We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios, which contain EBITDA and Adjusted EBITDA as components, and restrict certain cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA and Adjusted EBITDA to monitor compliance with such covenants, (iii) EBITDA and Adjusted EBITDA are components of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by us of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as debt service, capital expenditures, and dry-docking payments. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses.
A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 27,	March 21,
	2011	2010
Net loss	$(34,071)	$(13,244)
Net loss from discontinued operations	(760)	(1,549)

Net loss from continuing operations	(33,311)	(11,695)

Interest expense, net	10,716	9,830
Income tax (benefit) expense	(86)	15
Depreciation and amortization	15,290	13,898

EBITDA	(7,391)	12,048

Union/other severance charge	2,813	263
Department of Justice antitrust investigation costs	2,178	958
Loss on modification of debt	620	—

Adjusted EBITDA	$(1,780)	$13,269

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
The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 27,	March 21,
	2011	2010
Net loss	$(34,071)	$(13,244)
Net loss from discontinued operations	(760)	(1,549)

Net loss from continuing operations	(33,311)	(11,695)

Adjustments:

Union/other severance charge	2,813	263
Department of Justice antitrust investigation costs	2,178	958
Loss on modification of debt	620	—
Tax impact of adjustments	(255)	—

Total adjustments	5,356	1,221

Adjusted net loss	$(27,955)	$(10,474)

	Quarters Ended
	March 27,	March 21,
	2011	2010
Net loss per share	$(1.10)	$(0.43)
Net loss per share from discontinued operations	(0.02)	(0.05)

Net loss per share from continuing operations	(1.08)	(0.38)

Adjustments:
Union/other severance charge	0.09	0.01
Department of Justice antitrust investigation costs	0.07	0.03
Loss on modification of debt	0.02	—

Total adjustments	0.18	0.04

Adjusted net loss per share	$(0.90)	$(0.34)

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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 27, 2011. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 as filed with the Securities and Exchange Commission (“SEC”).

Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry, including our international service. Financial results in the first quarter are normally lower due to reduced loads during the winter months, and as a result of the Chinese New Year’s affect on our international service. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.
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
Over 80% of our revenue was generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for other carriers lacking administrative presences in our markets, (iii) shipping services in the Asia to U.S. coast market, (iv) warehousing services for third-parties, and (v) other non-transportation services.
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

Quarter Ended March 27, 2011 Compared with the Quarter March 21, 2010

	Quarters Ended
	March 27,	March 21,
	2011	2010	Change	% Change
		($ in thousands)
Operating revenue	$285,353	$274,658	$10,695	3.9%
Operating expense:
Vessel	108,171	102,445	5,726	5.6%
Marine	60,167	51,916	8,251	15.9%
Inland	49,877	41,945	7,932	18.9%
Land	37,565	35,846	1,719	4.8%
Rolling stock rent	11,548	9,805	1,743	17.8%

Cost of services	267,328	241,957	25,371	10.5%
Depreciation and amortization	11,213	10,845	368	3.4%
Amortization of vessel dry-docking	4,077	3,053	1,024	33.5%
Selling, general and administrative	24,294	20,517	3,777	18.4%
Miscellaneous expense, net	488	134	354	264.2%

Total operating expense	307,400	276,506	30,894	11.2%

Operating loss	$(22,047)	$(1,848)	$(20,199)	(1,093.0)%

Operating ratio	107.7%	100.7%		7.0%
Revenue containers (units)	71,529	60,288	11,241	18.6%
Average unit revenue	$3,729	$3,955	$(226)	(5.7)%
Operating Revenue. Our operating revenue increased $10.7 million, or 3.9% during the quarter ended March 27, 2011 as compared to the quarter ended March 21, 2010. This revenue increase can be attributed to the following factors (in thousands):

International revenue	$23,180
Other non-transportation revenue increase	3,675
Revenue container rate increase	2,286
Bunker and intermodal fuel surcharges increase	2,098
Revenue container volume increase	138
Space charter revenue decrease	(20,682)

Total operating revenue increase	$10,695

The increase in international revenue is due to the commencement of our FSX service in December 2010. The increase in other non-transportation revenue is primarily due to third party terminal services. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 16.2% of total revenue in the quarter ended March 27, 2011 and approximately 14.6% of total revenue in the quarter ended March 21, 2010. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue due to higher container rates is due to general rate increases to help offset contractual increases in our operating expenses. The increase in revenue container volume due to improvements in our Alaska and Guam markets was offset by continued soft market conditions in our Hawaii tradelane. The decrease in space charter revenue is due to the expiration of our trans-Pacific agreements with Maersk in December 2010.
Cost of Services. The $25.4 million increase in cost of services is primarily due to higher fuel costs as a result of higher fuel prices, incremental variable costs associated with our FSX service operating for the first full quarter, and higher marine costs due to the expiration of certain equipment sharing arrangements.

Vessel expense, which is not primarily driven by revenue container volume, increased $5.7 million for the quarter ended March 27, 2011 compared to the quarter ended March 21, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$8,491
Vessel space charter expense decrease	(1,381)
Labor and other vessel operating expense decrease	(762)
Vessel lease expense decrease	(622)

Total vessel expense increase	$5,726

The $8.5 million increase in fuel costs is comprised of an $8.7 million increase due to fuel prices offset by a $0.2 million decrease due to slight improvements in daily consumption. During the quarter ended March 21, 2010 we purchased more space from a competitor due to unusually harsh winter weather conditions and mechanical issues that resulted in vessel downtime. We were not required to purchase this additional space from competitors during the quarter ended March 27, 2011. The decrease in labor and other vessel operating expense is primarily due to labor savings from our vessel union partners.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $8.3 million increase in marine expense during quarter ended March 27, 2011 is primarily due to the increase in container volumes due to our FSX service and the associated lift costs to reposition empty containers, as well as additional lift costs due to the expiration of equipment sharing agreements.
The $7.9 million increase in inland expense is primarily due to the increase in volumes as a result of the launch of our FSX service and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	March 27,	March 21,
	2011	2010	% Change
	(in thousands)
Land expense:
Maintenance	$14,008	$13,029	7.5%
Terminal overhead	14,196	13,300	6.7%
Yard and gate	7,729	7,559	2.2%
Warehouse	1,632	1,958	(16.6)%

Total land expense	$37,565	$35,846	4.8%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $1.7 million during the quarter ended March 27, 2011 as compared to the quarter ended March 21, 2010. This increase is due to an increase in the quantity of leased containers and chassis to fund our international operations.

Depreciation and Amortization. Depreciation and amortization was $11.2 million during the quarter ended March 27, 2011 as compared to $10.8 during the quarter ended March 21, 2010. The increase in depreciation and amortization-other is primarily due to additional owned containers to support our international operations and the depreciation associated with certain modifications to leased vessels.

	Quarters Ended
	March 27,	March 21,
	2011	2010	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,403	$2,335	2.8%
Depreciation and amortization—other	3,732	3,432	8.7%
Amortization of intangible assets	5,078	5,078	0.0%

Total depreciation and amortization	$11,213	$10,845	3.4%

Amortization of vessel dry-docking	$4,077	$3,053	33.5%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.1 million during the quarter ended March 27, 2011 compared to $3.1 million for the quarter ended March 21, 2010. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $24.3 million for the quarter ended March 27, 2011 compared to $20.5 million for the quarter ended March 21, 2010, an increase of $3.8 million or 18.4%. This increase is primarily comprised of a $2.3 million charge related to a separation agreement with our former chief executive officer, a $1.2 million increase in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, and $0.6 million as a result of our international operations.
Miscellaneous Expense, Net. Miscellaneous expense, net increased $0.4 million during the quarter ended March 27, 2011 compared to the quarter ended March 21, 2010 primarily as a result of higher bad debt expense.
Interest Expense, Net. Interest expense, net increased to $10.7 million for the quarter ended March 27, 2011 compared to $9.8 million for the quarter ended March 21, 2010, an increase of $0.9 million or 9.2%. This increase is primarily a result of interest associated with a capital lease and the accretion of non-cash interest related to our legal settlements.
Income Tax (Benefit) Expense. The effective tax rate for the quarters ended March 27, 2011 and March 21, 2010 was 0.3% and (0.1)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense, and only minimal state tax provisions during those periods.

Liquidity and Capital Resources
Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, and (v) dividend payments to our common stockholders. Cash totaled $5.8 million at March 27, 2011. As of March 27, 2011, total unused borrowing capacity under the revolving credit facility was $56.2 million, after taking into account $157.5 million outstanding under the revolver and $11.3 million utilized for outstanding letters of credit.
Operating Activities
Net cash used in operating activities was $43.5 million for the quarter ended March 27, 2011 compared to $32.6 million for the quarter ended March 21, 2010. The increase in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(19,823)
Increase in accounts receivable	(6,557)
Increase in materials and supplies	(5,672)
Decrease in payments related to vessel leases	12,967
Decrease in payments related to dry-dockings	4,858
Other changes in working capital, net	3,374

$(10,853)

Investing Activities
Net cash used in investing activities was $3.2 million for the quarter ended March 27, 2011 compared to $1.4 million for the quarter ended March 21, 2010. The increase in cash consumed is related to an increase in capital spending.
Financing Activities
Net cash provided by financing activities during the quarter ended March 27, 2011 was $49.2 million compared to $33.8 million for the quarter ended March 21, 2010. The net cash provided by financing activities during the quarter ended March 27, 2011 included $52.8 million, net of payments, borrowed under the Senior Credit Facility as compared to $35.3 million, net of payments, borrowed under the Senior Credit Facility during the quarter ended March 21, 2010. In addition, during the quarter ended March 27, 2011, we paid $3.2 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible noteholders, and our overall refinancing efforts. Dividend payments to stockholders during the quarter ended March 21, 2010 were $1.5 million.
Liquidity Outlook
Subsequent to the filing of our Form 10-K with a going concern explanatory paragraph, liquidity has contracted due to shortened payment terms established by certain suppliers. As of the date hereof, total unused borrowing capacity under the revolving credit facility is $24.9 million, after taking into account $182.0 million outstanding under the revolver and $18.1 million utilized for outstanding letters of credit.
We are closely managing our cash flows, including capital spending and deploying various cost savings initiatives, based on overall business conditions including extremely high fuel prices and rate pressures. We have achieved more than $18.0 million in annualized cost savings by reaching agreements with our vessel partners, a recent reduction in non-union workforce, and rate and efficiency savings from our trucking partners, among other numerous initiatives. We will defer or limit capital additions where economically feasible. Based upon our current level of operations and assuming we are able to obtain relief from our lenders if we breach a covenant, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our liquidity needs throughout 2011.
In addition, we have agreed that in the event our cash balance exceeds $17.5 million, we will not request borrowing under the Senior Credit Facility and, if such balance is in excess of that amount for more than three consecutive business days, to reduce borrowing under the Senior Credit Facility by the amount of the excess.
We intend to utilize our cash flows for working capital needs, capital expenditures, dry-docking payments, debt repayments, to pay a portion of the criminal fine imposed on us in connection with our guilty plea for certain alleged antitrust violations, and to fund the potential settlements in the indirect purchaser litigation and the Puerto Rico MDL. During 2011, we expect to spend approximately $23.0 million and $17.5 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, and vessel regulatory, modification, and maintenance initiatives. We also expect to spend approximately $17.0 million during 2011 for settlements and expenses associated with the antitrust related legal matters. Due to the seasonality within our business, we will utilize borrowings under the senior credit facility in the first half of 2011, but plan to repay such borrowings in the second half of the year.

Although we amended our Senior Credit Facility in March 2011, we do not expect to be in compliance with the amended financial covenants upon the close of the second fiscal quarter of 2011. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent the Company from borrowing under the Senior Credit Facility and could also result in acceleration of the maturity of the Senior Credit Facility. The indenture related to the 4.25% Convertible Senior Notes due 2012 (the “Notes”) contains cross default provisions and certain acceleration clauses whereby if the maturity of the Senior Credit Facility is accelerated, maturity of the Notes can also be accelerated.
Due to cross default provisions, we have classified our obligations under the Notes and Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheet as of March 27, 2011 and December 26, 2010. These factors, among others, raise substantial doubt that we will be able to continue as a going concern. We and our representatives have been engaged in discussions with our banks, bondholders and their advisors, as well as with other potential lenders; however, we cannot assure you that we will be able to secure such amendments or a refinancing.
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
The March 2011 amendment waives default conditions related to the recently announced settlement agreement with the DOJ. In addition, the Senior Credit Facility was amended to (i) increase the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decrease the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increase the spread over LIBOR and Prime rates by 250 bps, and (iv) restrict cash dividends from being paid on any class of capital stock. The amendment revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28.0 million in the aggregate, to be added back to the calculation of Consolidated EBITDA. As a result of the amendment, we paid $3.2 million in financing costs and recorded a loss on modification of debt of $0.6 million.

We made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 5.25% to 6.0% (LIBOR plus 5.5% as of March 27, 2011) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 4.25% to 5.0% (Prime plus 4.5% as of March 27, 2011). The weighted average interest rate under the Senior Credit Facility at March 27, 2011 was approximately 6.8%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of March 27, 2011).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio. The March 2011 amendment prohibits the payment of dividends on our common stock in addition to other restrictions, including restrictions on debt issuances, acquisitions, investments, liens, restricted payments, asset sales, sale leasebacks, and amendment of the outstanding 4.25% Convertible Senior Notes due 2012. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of March 27, 2011.
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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of March 27, 2011, we recorded a liability of $2.8 million, which is included in other accrued liabilities in the accompanying consolidated balance sheet. We also recorded $0.5 million in other comprehensive loss for the quarter ended March 27, 2011. No hedge ineffectiveness was recorded during the quarter ended March 27, 2011. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of March 27, 2011, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.
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
Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 27, 2011, the carrying value of our goodwill was $314.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill.
Outlook
We expect the remainder of 2011 to be challenging due to the depressed rate environment impacting our new China service and the loss of certain agreements with Maersk, continued rate pressures and flat volumes compared to the prior year in our Puerto Rico market, and high and volatile fuel prices. Fuel prices continue to rise and remain extremely volatile due to the unrest in the Middle East and North Africa. Our ability to implement fuel surcharge adjustments will mitigate and determine the net impact on our earnings. In addition, the tragic events in Japan are impacting our Guam volumes and could impact our Alaska & Hawaii businesses.
These challenges will be partially mitigated by our cost savings initiatives. We have undertaken efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, seeking to restructure the terms of our existing indebtedness and pursuing the sale of selected assets.
We do not expect to be in compliance with our debt agreements throughout 2011, and currently expect to not be in compliance upon the close of the second quarter of 2011. If we are in breach of our covenants, we will work with our lenders to seek an amendment or waiver of such default. Additional financing resources will be required to refinance existing indebtedness that could become due within the next twelve months. We and our representatives have been engaged in discussions with our banks, bondholders and their advisors, as well as with other potential lenders.

Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of March 27, 2011, we had outstanding an $89.1 million term loan and $157.5 million under the revolving credit facility, which bear interest at variable rates.
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
Vessel Lease Charters
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures. In addition, the adoption of the provisions of this amendment during the quarter ended March 27, 2011 did not have a material impact on our financial statement disclosures.
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
Factors that may cause actual results to differ from expected results include:
•	our ability to maintain adequate liquidity to operate our business,
•	our ability to repay or extend our indebtedness when it becomes due or if maturity is accelerated,
•	our ability to obtain waivers or reach agreements with respect to indebtedness that we expect to default upon during the second quarter of 2011,
•	volatility in fuel prices
•	cyclical nature of international shipping industry and resulting volatile changes in freight rates,
•	decreases in shipping volumes,
•	our ability to continue as a going concern,
•	failure to comply with the terms of our probation imposed by the court in connection with our plea relating to antitrust matters,
•	any new developments relating to antitrust matters in any of our trades,
•	failure to resolve or successfully defend pending and future civil antitrust claims in Puerto Rico,
•	our ability to integrate new and retain management,
•	government investigations related to recordkeeping and reporting requirements for vessel generated pollution and any other government investigations and legal proceedings,

•	suspension or debarment by the federal government
•	compliance with safety and environmental protection and other governmental requirements,
•	increased inspection procedures and tighter import and export controls,
•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,
•	catastrophic losses and other liabilities,
•	the arrest of our vessels by maritime claimants,
•	severe weather and natural disasters, or
•	the aging of our vessels; unexpected substantial dry-docking costs for our vessels.
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
See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 26, 2010 as filed with the SEC, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices. Our policy includes entering into derivative instruments in order to mitigate our risks.
Exposure relating to our Senior Credit Facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 26, 2010. There have been no material changes to these market risks since December 26, 2010.
There have been no material changes in the quantitative and qualitative disclosures about market risk since December 26, 2010. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Form 10-K for the fiscal year ended December 26, 2010.
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
Internal Control over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of March 27, 2011 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that the Company’s internal control over financial reporting is effective as of March 27, 2011.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 27, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
Antitrust Matters
On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ, and on March 22, 2011, the Court entered judgment accepting our plea agreement and imposed a fine of $45.0 million over five years without interest. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. The first $1.0 million of the fine was paid on April 25, 2011 and we must make payments of $1.0 million on or before the first anniversary thereof, $2.0 million on or before the second anniversary, $3.0 million on or before the third anniversary and $4.0 million on or before each of the fourth and fifth anniversary. The plea agreement provides that we will not face additional charges relating to the Puerto Rico tradelane. In addition, the plea agreement provides that we will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that we are not a target or subject of the Hawaii and Guam investigation.
As part of the court’s judgment, we were placed on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the sentencing guidelines requirements, including antitrust education to key personnel.
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
On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL, and the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. We have paid $10.0 million into an escrow account and the settlement agreement provides that we are required to pay the remaining $10.0 million within five business days after final approval of the settlement agreement by the Court. On April 26, 2011, the plaintiffs advised us that they would not object to us paying the remainder of the $10 million due under the settlement agreement in one payment of $5.0 million within 30 days after final approval of the settlement agreement and a second payment of $5.0 million within 60 days after final approval of the settlement agreement.
Some class members have elected to opt-out of the settlement, and the customers that have elected to opt-out of the settlement and customers not part of the settlement class may file lawsuits containing allegations similar to those made in the Puerto Rico MDL and seek the same type of damages under the Sherman Act as sought in the Puerto Rico MDL. We are not able to determine whether or not any actions will be brought against us or whether or not a negative outcome would be probable if brought against us, or a reasonable range for any such outcome, and have made no provisions for any potential proceedings in the accompanying financial statements. Given the volume of commerce involved in the Puerto Rico shipping business, an adverse ruling in a potential civil antitrust proceeding could subject us to substantial civil damages given the treble damages provisions of the Sherman Act.

In addition, we have actively engaged in discussions with a number of our customers in the Puerto Rico trade that have opted out of the MDL settlement. We have reached commercial agreements or are seeking to reach commercial agreements with certain of our major customers, with the condition that the customer relinquishes any existing antitrust claims. In some cases, we have agreed to, or are seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.
Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit and the appeal is being briefed by the parties. We intend to vigorously defend against this purported class action lawsuit.
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
In February 2011, the Commonwealth of Puerto Rico filed a lawsuit against us seeking monetary damages in its own right and on behalf of a class of persons who allegedly paid inflated prices for goods imported to Puerto Rico as a result of alleged price-fixing by the defendants in violation of the Puerto Rico Monopolies and Restraint of Trade Act. In addition, two lawsuits have been filed against us as putative class-action lawsuits on behalf of indirect purchasers, one of which is pending in the Court of First Instance for the Commonwealth of Puerto Rico and the other is pending in the United States District Court for the District of Puerto Rico.
On March 31, 2011, we entered into a settlement agreement with the Commonwealth of Puerto Rico and the named plaintiffs, individually and representing the indirect purchasers, to resolve claims relating to the Puerto Rico trade. The settlement agreement was entered into by the parties pursuant to a Memorandum of Understanding, dated February 22, 2011.
Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against us and the other defendants. Pursuant to the Settlement Agreement, each of the defendants will pay a one-third share of the total settlement amount of $5.3 million. Accordingly, we have agreed to pay $1.8 million as our share of the settlement amount. If the settlement agreement is finally approved, the settling defendants will receive a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico in its own right and as parens patriae. The court granted preliminary approval of the settlement agreement on April 26, 2011. There can be no assurance that the court will grant final approval of the settlement agreement.
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
Through March 27, 2011, we have incurred approximately $30.3 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.

Environmental Matters
We are subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. We have been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving two of our vessels. We are fully and proactively cooperating with these investigations. It is possible that the outcome of the investigations could result in a substantial fine and other actions against us that could have an adverse effect on our business and operations.
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
1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, as filed with the SEC.
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Reserved
5. Other Information
On April 26, 2011, counsel for the Company advised the court that it does not intend to exercise its right to terminate the Settlement Agreement (as defined below). In addition, counsel for the plaintiffs in the class action lawsuits relating to ocean shipping services in the Puerto Rico tradelane (the “Puerto Rico MDL”) advised the Company that it will not object to the Company paying the remainder of the $10 million due under the Settlement Agreement in two equal installments, with the first due within 30 days after final approval by the court and the second due within 60 days after final approval by the court.
On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL (the “Settlement Agreement”). See Note 15 and Part II, Item 1 “Legal Proceedings” in this Form 10-Q. The Settlement Agreement provided, among other things, that the Company could terminate the Settlement Agreement, at its option, if a certain number of class members elected to opt-out of the settlement. The Company does not intend to exercise its right to terminate the Settlement Agreement. In addition, the Company paid $10.0 million into an escrow account, and the Settlement Agreement provided that the Company would pay the remaining $10.0 million within five business days after final approval of the Settlement Agreement. Counsel for the plaintiffs will not object to the Company paying the remainder of the $10 million due under the Settlement Agreement in one payment of $5.0 million within 30 days after final approval of the Settlement Agreement and the remaining $5.0 million within 60 days after final approval of the Settlement Agreement.
6. Exhibits

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
Date: April 29, 2011

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
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