Form 10-K/A
period 2010-12-26
Horizon Lines, Inc.
filed 2011-07-28
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2011, 30,906,540 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 26, 2010 of Horizon Lines, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on March 28, 2011 (the “Form 10-K”), is being filed to include the certifications required by Section 302 of the Sarbanes-Oxlely Act of 2002, amended to conform with the requirements of Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-K. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of July 2011.

HORIZON LINES, INC.

By:	/s/ STEPHEN H. FRASER
Stephen H. Fraser President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 28th day of July 2011.

Signature	Title

/s/ STEPHEN H. FRASER	President and Chief Executive Officer
Stephen H. Fraser	(Principal Executive Officer)

/s/ MICHAEL T. AVARA	Executive Vice President and Chief Financial
Michael T. Avara	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ALEX J. MANDL	Chairman of the Board and Director
Alex J. Mandl

/s/ JAMES G. CAMERON	Director
James G. Cameron

/s/ VERNON E. CLARK	Director
Vernon E. Clark

/s/ WILLIAM J. FLYNN	Director
William J. Flynn

/s/ BOBBY J. GRIFFIN	Director
Bobby J. Griffin

/s/ NORMAN Y. MINETA	Director
Norman Y. Mineta

/s/ THOMAS P. STORRS	Director
Thomas P. Storrs

2