Form 10-Q/A
period 2011-03-27
Horizon Lines, Inc.
filed 2011-07-28
CIK 1302707

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2011 of Horizon Lines, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on April 29, 2011 (the “Form 10-Q”), is being filed to (1) state that the Company’s Principal Executive Officer and Principal Financial Officer evaluated the Company’s disclosure controls and procedures, and (2) include the certifications required by Section 302 of the Sarbanes-Oxlely Act of 2002, amended to conform with the requirements of Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ending March 27, 2011. Based on such evaluation, each of the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 27, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2011

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

2