Form 10-Q
period 2011-06-26
Horizon Lines, Inc.
filed 2011-07-29
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2011
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
At July 25, 2011, 30,906,540 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 26,	December 26,
	2011	2010
Assets
Current assets
Cash	$3,389	$2,751
Accounts receivable, net of allowance of $6,768 and $6,959 at June 26, 2011 and December 26, 2010 respectively	129,066	112,196
Prepaid vessel rent	4,131	4,076
Materials and supplies	35,665	29,413
Deferred tax asset	3,250	2,964
Assets held for sale	15,420	18,215
Assets of discontinued operations	1,367	6,883
Other current assets	13,162	7,406

Total current assets	205,450	183,904
Property and equipment, net	170,696	176,442
Goodwill	314,149	314,149
Intangible assets, net	74,910	80,824
Other long-term assets	29,756	30,438

Total assets	$794,961	$785,757

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,666	$43,413
Current portion of long-term debt, including capital lease	593,767	508,793
Accrued vessel rent	3,697	3,697
Liabilities of discontinued operations	579	3,699
Other accrued liabilities	111,041	108,499

Total current liabilities	740,750	668,101
Capital lease, net of current portion	6,661	7,530
Deferred rent	15,790	18,026
Deferred tax liability	5,222	4,775
Other long-term liabilities	25,030	47,533

Total liabilities	793,453	745,965

Stockholders’ equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,707 shares issued and 30,907 shares outstanding as of June 26, 2011 and 34,546 shares issued and 30,746 shares outstanding as of December 26, 2010	347	345
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	193,758	193,266
Accumulated deficit	(113,331)	(73,843)
Accumulated other comprehensive loss	(728)	(1,438)

Total stockholders’ equity	1,508	39,792

Total liabilities and stockholders’ equity	$794,961	$785,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Operating revenue	$307,527	$291,387	$592,881	$566,045
Operating expense:
Cost of services (excluding depreciation expense)	282,151	242,941	549,483	484,899
Depreciation and amortization	11,280	11,030	22,493	21,875
Amortization of vessel dry-docking	4,081	3,318	8,158	6,371
Selling, general and administrative	22,107	20,959	46,396	41,476
Legal settlement	(19,202)	—	(19,202)	—
Impairment charge	2,818	—	2,818	—
Miscellaneous (income) expense, net	(52)	(825)	437	(690)

Total operating expense	303,183	277,423	610,583	553,931

Operating income (loss)	4,344	13,964	(17,702)	12,114
Other expense:
Interest expense, net	12,910	9,846	23,626	19,676
Loss on modification of debt	11	—	630	—
Other expense, net	14	6	30	5

(Loss) income from continuing operations before income tax (benefit) expense	(8,591)	4,112	(41,988)	(7,567)
Income tax (benefit) expense	(1,585)	(13)	(1,671)	3

Net (loss) income from continuing operations	(7,006)	4,125	(40,317)	(7,570)
Net income (loss) from discontinued operations	1,590	(475)	830	(2,024)

Net (loss) income	$(5,416)	$3,650	$(39,487)	$(9,594)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.22)	$0.14	$(1.30)	$(0.24)
Discontinued operations	0.05	(0.02)	0.03	(0.07)

Basic and diluted net (loss) income per share	$(0.17)	$0.12	$(1.27)	$(0.31)

Number of shares used in calculations:
Basic	31,018	30,595	30,971	30,431
Diluted	31,018	30,942	30,971	30,431

Dividends declared per common share	$—	$0.05	$—	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 26,	June 20,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(40,317)	$(7,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,332	11,716
Amortization of other intangible assets	10,161	10,159
Amortization of vessel dry-docking	8,158	6,371
Amortization of deferred financing costs	2,018	1,700
Impairment charge	2,818	—
Legal settlement	(19,202)	—
Loss on modification of debt	630	—
Deferred income taxes	161	44
Gain on equipment disposals	(368)	—
Gain on sale of interest in joint venture	—	(724)
Stock-based compensation	364	1,563
Accretion of interest on 4.25% convertible notes	5,764	5,313
Accretion of interest on legal settlement	284	—
Changes in operating assets and liabilities:
Accounts receivable	(19,280)	(5,750)
Materials and supplies	(6,251)	2,263
Other current assets	(5,755)	(1,226)
Accounts payable	(11,747)	(2,276)
Accrued liabilities	1,554	(6,137)
Vessel rent	(1,894)	(14,115)
Vessel dry-docking payments	(7,966)	(10,764)
Accrued legal settlements	(884)	—
Other assets/liabilities	(838)	322

Net cash used in operating activities	(70,258)	(9,111)

Cash flows from investing activities:
Purchases of property and equipment	(7,041)	(5,442)
Proceeds from the sale of property and equipment	1,402	234
Proceeds from the sale of interest in joint venture	—	1,100

Net cash used in investing activities	(5,639)	(4,108)

Cash flows from financing activities:
Payments on long-term debt	(9,375)	(9,375)
Borrowing under revolving credit facility	97,500	75,500
Payments on revolving credit facility	(9,000)	(45,500)
Payment of financing costs	(6,848)	—
Payments on capital lease obligations	(783)	—
Dividends to stockholders	—	(3,060)
Common stock issued under employee stock purchase plan	—	70

Net cash provided by financing activities	71,494	17,635

Net (decrease) increase in cash from continuing operations	(4,403)	4,416
Net increase (decrease) in cash from discontinued operations	5,041	(6,263)

Net increase (decrease) in cash	638	(1,847)
Cash at beginning of period	2,751	6,419

Cash at end of period	$3,389	$4,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, and Hawaii. Horizon Lines also provides container shipping services to and from Guam and Micronesia. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services and non-vessel operating common carrier (“NVOCC”) services through its subsidiary, Horizon Lines of Guam. In addition, on December 13, 2010, Horizon Lines commenced a weekly trans-Pacific liner service between Asia and the U.S. West Coast. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. Prior to the divestiture of the third-party logistics operations, Horizon Logistics provided integrated logistics service offerings, including rail, trucking, warehousing, and distribution.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. As discussed in more detail in Note 3, the Company does not expect to be in compliance with the revised debt covenants in its Senior Credit Facility upon the close of its third fiscal quarter of 2011, which raises substantial doubt that the Company will continue as a going concern.
During the six months ended June 26, 2011, the entire component comprising the third-party logistics operations was discontinued and former logistics customers will no longer be customers of the Company. As part of the divestiture, the Company has transitioned some of the operations and personnel to other logistics providers. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company is not expected to have any significant continuing involvement in the divested logistics operations. As a result, the logistics operations have been classified as discontinued operations in all periods presented.
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
The financial statements as of June 26, 2011 and the financial statements for the quarters and six months ended June 26, 2011 and June 20, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 26,	December 26,
	2011	2010
Senior credit facility
Term loan	$84,375	$93,750
Revolving credit facility	188,500	100,000
4.25% convertible senior notes	319,178	313,414
Capital lease obligations	8,375	9,159

Total long-term debt	600,428	516,323
Less current portion	(593,767)	(508,793)

Long-term debt, net of current portion	$6,661	$7,530

The Company expects to experience a covenant breach under the Senior Credit Facility in connection with the amended financial covenants upon the close of the third fiscal quarter of 2011. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent the Company from borrowing under the Senior Credit Facility and could also result in acceleration of the maturity of the Senior Credit Facility. The indenture related to the Notes, as well as other of the Company’s material contracts, contain cross default provisions and certain acceleration clauses whereby if the maturity of the Senior Credit Facility is accelerated, maturity of the Notes can also be accelerated.
The Company anticipates working with its lenders and their advisors to obtain waivers and amendments or to refinance prior to any possible covenant noncompliance; however, the Company cannot provide assurance that it will be able to secure such amendments or a refinancing. As a result of these factors, the Company has classified its obligations under the Notes and the Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheets as of June 26, 2011 and December 26, 2010. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.
On March 22, 2011, the Court entered a judgment against the Company based on a plea agreement between the Company and the U.S. Department of Justice (the “DOJ”) whereby the Company was required to pay a fine of $45.0 million to resolve the investigation by the DOJ into its domestic ocean shipping business. On April 28, 2011, the Court amended the fine imposed on the Company by reducing the amount from $45.0 million to $15.0 million. As a result, no covenant default exists, or is expected to exist, under the indenture related to the 4.25% Convertible Senior Notes due 2012 (the “Notes”) with respect to the fine.
On June 1, 2011, the Company announced that it has entered into Restructuring Support Agreements, dated June 1, 2011 (the “Restructuring Agreements”) with certain holders of a majority of its Notes. The Restructuring Agreements relate to a refinancing of the Company’s outstanding indebtedness with such holders and a proposed asset-based revolving loan facility of up to $125.0 million, which remains under negotiation with a separate, third-party financial institution.
The Company has entered into amendments of the Restructuring Support Agreements on June 10, 2011, June 17, 2011, June 24, 2011, July 1, 2011, July 8, 2011, and July 22, 2011. The July 22, 2011 amendment extended the deadline by which the Company is required to receive subscription commitments from the holders.
The Company and the majority of the holders of the Notes continue to make significant progress in negotiations concerning certain substantive modifications to the recapitalization transaction announced on June 1, 2011, and the parties anticipate completing such negotiations and announcing a definitive transaction in the next several weeks. There is no assurance that negotiations will be successful.

Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all of the owned assets of the Company. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. On March 9, 2011, the Senior Credit Facility was amended to waive default conditions related to the settlement agreement with the DOJ. On June 24, 2011, the Senior Credit Facility was amended to modify the financial covenant ratios. The terms of the Senior Credit Facility also provide for a $5.0 million swingline subfacility and a $20.0 million letter of credit subfacility.
The June 2009 amendment to the Senior Credit Facility was intended to provide the Company the flexibility necessary to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement, or alternatively a DOJ fine, in an amount not to exceed $25 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, the Company paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.
The March 2011 amendment to the Senior Credit Facility (i) increased the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decreased the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increased the spread over LIBOR and Prime rates by 250 bps, and (iv) restricted cash dividends from being paid on any class of capital stock. The amendment also revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the efforts to get convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28 million in the aggregate, to be added back to the calculation of Consolidated EBITDA.
The June 2011 amendment to the Senior Credit Facility (i) increased the senior secured leverage ratio from 3.50x to 6.25x for the fiscal quarter ending June 26, 2011 and (ii) decreased the interest coverage ratio minimum from 2.50x to 1.50x for the fiscal quarter ending June 26, 2011.
As a result of the amendments to the Senior Credit Facility and efforts to refinance the Company’s existing debt, the Company paid $6.3 million in financing costs and recorded a loss on modification of debt of $0.6 million during 2011.
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. Final maturity of the Senior Credit Facility could accelerate to February 15, 2012 unless the Notes are refinanced, or arrangements for the refinance of the Notes have been made, in each case on terms and conditions reasonably satisfactory to the Administrative Agent of the Senior Credit Facility. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans the Company selects. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 5.25% to 6.0% (LIBOR plus 6.0% as of June 26, 2011) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also has the option to borrow at Prime plus a spread which ranges from 4.25% to 5.0% (Prime plus 5.0% as of June 26, 2011). The weighted average interest rate under the Senior Credit Facility at June 26, 2011 was approximately 7.2%, which includes the impact of the interest rate swap (as defined below). The Company also pays a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 26, 2011).
The Senior Credit Facility contains customary covenants, including two financial covenants with respect to the Company’s leverage ratio and interest coverage ratio and covenants that limit distribution of dividends and stock repurchases. It also contains customary events of default, subject to grace periods. The Company was in compliance with all such covenants as of June 26, 2011. As of June 26, 2011, total unused borrowing capacity under the revolving credit facility was $17.9 million, after taking into account $188.5 million outstanding under the revolver and $18.6 million utilized for outstanding letters of credit.

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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of June 26, 2011, the Company recorded a liability of $2.3 million, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The liability of $2.3 million has been classified as current in order to conform to the classification of the underlying term loan debt. The Company recorded $20 thousand and $0.2 million in other comprehensive loss for the quarters ended June 26, 2011 and June 20, 2010, respectively, and $0.5 million in other comprehensive loss for each of the six months ended June 26, 2011 and June 20, 2010. No hedge ineffectiveness was recorded during the quarters and six months ended June 26, 2011 and June 20, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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

Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 26, 2011, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.
Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company is required to issue shares of its common stock upon conversion of the Notes, the Company has the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock is between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions have the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeds $51.41 per share upon conversion. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and was accounted for as an equity transaction. The Company received proceeds of $11.9 million related to the sale of the warrants, which was also classified as equity.
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
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of June 26, 2011 and December 26, 2010 were $556.7 million and $498.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.
4. Restructuring
In an effort to continue to effectively manage costs, during the fourth quarter of 2010, the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011 by eliminating a total of 64 positions, including 35 existing and 29 open positions.
The following table presents the restructuring reserves at June 26, 2011, as well as activity during the year (in thousands):

	Balance at			Balance at
	December 26,			June 26,
	2010	Payments	Adjustments	2011
Personnel related costs	$2,032	$(1,079)	$—	$953
Other associated costs	10	(10)	—	—

Total	$2,042	$(1,089)	$—	$953

In the consolidated balance sheet as of June 26, 2011, the reserve for restructuring costs is recorded in other accrued liabilities.
5. Discontinued Operations
During the six months ended June 26, 2011, the entire component comprising the third-party logistics operations was discontinued and former logistics customers will no longer be customers of the Company. As part of the divestiture, the Company has transitioned some of the operations and personnel to other logistics providers. As such, there will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company is not expected to have any significant continuing involvement in the divested logistics operations.

During the year ended December 26, 2010, the Company recorded a $5.0 million valuation allowance to adjust the carrying value of the net assets of its discontinued operations to the estimated fair value less costs to sell. As a result of better than expected cash collections of the accounts receivable, the Company reduced the valuation allowance against the net assets of its discontinued operations by $2.6 million during the quarter ended June 26, 2011.
The following table includes the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	June 26,	December 26,
	2011	2010
Accounts receivable, net of allowance	$2,645	$10,319
Property and equipment, net	—	721
Deferred tax asset	114	648
Other assets	182	178

Subtotal	2,941	11,866
Valuation allowance	(1,574)	(4,983)

Total current assets of discontinued operations	$1,367	$6,883

	June 26,	December 26,
	2011	2010
Accounts payable	$223	$890
Other accrued liabilities	356	2,809

Total current liabilities of discontinued operations	$579	$3,699

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010

Operating revenue	$3,099	$14,274	$13,683	$25,748
Operating income (loss)	2,145	(479)	1,365	(2,068)
Net income (loss)	1,590	(475)	830	(2,024)
The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Cash provided by (used in) operating activities	$4,507	$(4,622)	$5,098	$(6,128)
Cash used in investing activities	—	(74)	(57)	(135)

Net increase (decrease) in cash from discontinued operations	$4,507	$(4,696)	$5,041	$(6,263)

6. Assets Held for Sale and Impairment Charge
Assets held for sale as of June 26, 2011 and December 26, 2010 includes payments for three new cranes which are not yet placed into service. These cranes were initially purchased for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, the Company is currently marketing these cranes for sale and expects to complete the sale within one year. As a result of the reclassification to assets held for sale during the quarter ended June 26, 2011, the Company recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.

7. Income Taxes
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
8. Stock-Based Compensation
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
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Stock options	$8	$44	$60	$321
Restricted stock / vested shares	35	874	234	1,157
Restricted stock units	39	—	39	—
ESPP	—	44	31	85

Total	$82	$962	$364	$1,563

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. As of June 26, 2011, there was no unrecognized compensation costs related to stock options granted. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 26, 2010	1,437,713	$15.78
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	9.38
Expired	(19,926)	16.95

Outstanding at June 26, 2011	1,407,787	$15.81	5.28	$—

Vested and exercisable at June 26, 2011	1,407,787	$15.81	5.28	$—

Restricted Stock
A summary of the status of the Company’s restricted stock awards as of June 26, 2011 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 26, 2010	631,705	$5.64
Granted	83,565	3.59
Vested	(22,500)	14.63
Forfeited	(70,500)	7.50

Nonvested at June 26, 2011	622,270	$4.83

As of June 26, 2011, there was $1.2 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units
On June 2, 2011, the Company granted a total of 513,317 restricted stock units (“RSUs”) to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). The RSUs will vest June 2, 2012, subject to continued service on the Board of Directors through that date. The RSUs will be settled in cash once the grantee ceases to serve on the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the period end closing price. Based on the value of the Company’s Common Stock on June 26, 2011, there was $0.5 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a period of 11 months.
Employee Stock Purchase Plan
Effective April 1, 2011, the Company temporarily suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

9. Net (Loss) Income per Common Share
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
Net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Numerator:
Net (loss) income from continuing operations	$(7,006)	$4,125	$(40,317)	$(7,570)
Net income (loss) from discontinued operations	1,590	(475)	830	(2,024)

Net (loss) income	$(5,416)	$3,650	$(39,487)	$(9,594)

Denominator:
Denominator for basic net (loss) income per common share:
Weighted average shares outstanding	31,018	30,595	30,971	30,431

Effect of dilutive securities:
Stock-based compensation	—	347	—	—

Denominator for diluted net (loss) income per common share	31,018	30,942	30,971	30,431

Basic and diluted net (loss) income per common share
From continuing operations	$(0.22)	$0.14	$(1.30)	$(0.24)
From discontinued operations	0.05	(0.02)	0.03	(0.07)

Basic and diluted net (loss) income per common share	$(0.17)	$0.12	$(1.27)	$(0.31)

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. As a result, a total of 121,615 and 118,737 shares have been included in the denominator for basic net (loss) income per share for these participating securities during the quarters ended June 26, 2011 and June 20, 2010, respectively, and 137,873 and 122,458 shares have been included in the denominator for basic net (loss) income per share for these participating securities during the six months ended June 26, 2011 and June 20, 2010, respectively. In addition, a total of 3,092 shares have been excluded from the denominator during the quarter ended June 26, 2011, and a total of 46,463 and 204,087 shares have been excluded from the denominator during the six months ended June 26, 2011 and June 20, 2010, respectively as the impact would be anti-dilutive.
10. Comprehensive (Loss) Income
Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010

Net (loss) income	$(5,416)	$3,650	$(39,487)	$(9,594)
Change in fair value of interest rate swap	20	158	474	496
Amortization of pension and post-retirement benefit transition obligation	118	104	236	207

Comprehensive (loss) income	$(5,278)	$3,912	$(38,777)	$(8,891)

11. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 26,	December 26,
	2011	2010
Vessels and vessel improvements	$155,269	$152,641
Containers	36,960	37,212
Chassis	14,947	14,524
Cranes	38,158	37,294
Machinery and equipment	32,977	29,756
Facilities and land improvements	26,578	26,368
Software	25,920	23,837
Construction in progress	4,404	7,635

Total property and equipment	335,213	329,267
Accumulated depreciation	(164,517)	(152,825)

Property and equipment, net	$170,696	$176,442

12. Intangible Assets
Intangible assets consist of the following (in thousands):

	June 26,	December 26,
	2011	2010
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	21,171	14,906

Total intangibles with definite lives	226,401	220,136
Accumulated amortization	(151,491)	(139,312)

Net intangibles with definite lives	74,910	80,824
Goodwill	314,149	314,149

Intangible assets, net	$389,059	$394,973

As discussed in Note 3, as result of the amendments of the Senior Credit Facility and efforts to refinance the Company’s existing debt, the Company paid $6.3 million in financing costs during the first six months of 2011.
13. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 26,	December 26,
	2011	2010
Vessel operations	$20,697	$20,147
Payroll and employee benefits	15,062	13,996
Marine operations	11,580	8,777
Terminal operations	9,712	11,863
Fuel	7,805	8,032
Interest	9,595	7,344
Legal settlements	11,833	12,767
Restructuring	953	1,853
Other liabilities	23,804	23,720

Total other accrued liabilities	$111,041	$108,499

Other accrued liabilities of $23.8 million as of June 26, 2011 includes $1.5 million related to the unpaid portion of a separation agreement with the Company’s former chief executive officer.

14. Fair Value Measurement
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
On a recurring basis, the Company measures the interest rate swap at its estimated fair value. The fair value of the swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $2.3 million is classified within level 2 of the fair value hierarchy.
No other assets or liabilities are measured at fair value under the hierarchy as of June 26, 2011.
15. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 26, 2011. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended June 26, 2011 and June 20, 2010, and $0.4 million during each of the six months ended June 26, 2011 and June 20, 2010.
The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 26, 2011 and June 20, 2010, and $0.2 million and $0.1 million during the six months ended June 26, 2011 and June 20, 2010, respectively.
The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2011.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended June 26, 2011 and June 20, 2010, and $0.2 million during each of the six months ended June 26, 2011 and June 20, 2010.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 26, 2011 and June 20, 2010, and $0.2 million during each of the six months ended June 26, 2011 and June 20, 2010.
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
16. Commitments and Contingencies
Legal Proceedings
Antitrust Matters
On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ, and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million payable over five years without interest and placed the Company on probation until the fine payments are completed. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. The first $1.0 million of the fine was paid on April 25, 2011 and the Company must make payments of $1.0 million on or before the first anniversary thereof, $2.0 million on or before the second anniversary, $3.0 million on or before the third anniversary and $4.0 million on or before each of the fourth and fifth anniversary. The plea agreement provides that the Company will not face additional charges relating to the Puerto Rico tradelane. In addition, the plea agreement provides that the Company will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that the Company is not a target or subject of any Hawaii or Guam aspects of its investigation.
As part of the court’s judgment, the Company was placed on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the federal sentencing guidelines requirements, including antitrust education to key personnel.
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

On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL, and the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. The Company has paid $10.0 million into an escrow account and the settlement agreement provides that the Company was required to pay the remaining $10.0 million after final approval of the settlement agreement by the Court. However, on April 26, 2011, the plaintiffs advised the Company that they would not object to the Company paying the remainder of the $10 million due under the settlement agreement in one payment of $5.0 million within 30 days after final approval of the settlement agreement and a second payment of $5.0 million within 60 days after final approval of the settlement agreement.
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
In addition, the Company has actively engaged in discussions with a number of shippers in the Puerto Rico trade that have opted out of the MDL settlement. The Company has reached commercial agreements or is seeking to reach commercial agreements with certain of those shippers, with the condition that the shipper relinquishes any existing antitrust claims. In some cases, as part of the agreement, the Company has agreed to, or is seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.
Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit and the appeal has been briefed by the parties. Oral argument has been set for September 1, 2011. The Company intends to vigorously defend against this purported class action lawsuit.
One district court case remains in the District of Alaska, relating to the Alaska tradelane. The Company and the class plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.
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
Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against the Company and the other defendants. Pursuant to the Settlement Agreement, each of the defendants will pay a one-third share of the total settlement amount of $5.3 million. Accordingly, the Company has agreed to pay $1.8 million as its share of the settlement amount. If the settlement agreement is finally approved, the settling defendants will receive a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico in its own right and as parens patriae. The court granted preliminary approval of the settlement agreement on April 26, 2011. The Court granted final approval to the settlement agreement on July 19, 2011 and the Company made the final settlement payment on July 29, 2011.

On December 31, 2008, a securities class action lawsuit was filed against the Company by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware. The complaint purported to be on behalf of purchasers of the Company’s common stock. The complaint alleged, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and the Company filed a motion to dismiss the amended complaint on February 12, 2010. The Company’s motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint. The Company filed its opposition brief with the Court of Appeals on December 22, 2010 and the plaintiffs filed their reply brief on February 2, 2011. Oral argument was held on June 23, 2011.
Through June 26, 2011, the Company has incurred approximately $31.3 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.
Environmental Matters
The Company is subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. The Company has been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving two of the Company’s vessels. The Company is fully and proactively cooperating with these investigations. During the year ended December 26, 2010, the Company recorded a provision in its Consolidated Statement of Operations of $0.5 million related to these contingencies. During the quarter ended June 26, 2011, the Company recorded an additional $1.0 million for a total of $1.5 million, which represents the Company’s best estimate of the potential liability. It is possible that the outcome of the investigation could result in a fine greater than $1.5 million or other actions against the Company that could have an adverse effect on the Company’s business and operations.
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
The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of June 26, 2011, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels’ on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.
Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.3 million as a liability on the Company’s consolidated balance sheets as of June 26, 2011 and December 26, 2010.

Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On June 26, 2011 and December 26, 2010, amounts outstanding on these letters of credit totaled $18.6 million and $11.3 million, respectively.
17. Recent Accounting Pronouncements
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
18. Subsequent Events
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
Executive Overview
Softening trans-Pacific freight rates associated with our new China service, as well as the steep and persistent rise in fuel prices caused our second quarter 2011 results of operations to decline compared to the second quarter of 2010. In addition, the loss of steady month to month revenue from our previous trans-Pacific agreement and the expiration of certain equipment sharing agreements with Maersk also negatively impacted our 2011 results of operations as compared to 2010. We have undertaken efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, seeking to restructure the terms of our existing indebtedness and pursuing the sale of selected assets.
The economic recovery in our domestic markets has continued at a slow and uneven pace. Persistent high unemployment and uncertainty in the economy have affected consumers and impacted their spending. In addition, construction spending remains at depressed levels and many state governments are enacting spending cutbacks, including workforce reductions and furloughs. As a result of the still uncertain macroeconomic environment and our specific challenges such as rate pressures in the China and Puerto Rico markets and volatile fuel prices, we remain focused on a series of successful cost management efforts.
Container volumes during the quarter and six months ended June 26, 2011 increased over the quarter and six months ended June 20, 2010 due to the commencement of our China service. Operating revenue for the quarter and six months ended June 26, 2011 increased as a result of the higher container volumes, higher fuel surcharges, and improved third party terminal services, which was partially offset by the loss of revenue under various transportation services agreements.
The increase in operating expense during the quarter and six months ended June 26, 2011 is primarily due to higher fuel prices and transportation expenses associated with the container volumes in our China service, and an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is largely due to a separation agreement with our former chief executive officer, an increase in legal and professional expenses associated with the Department of Justice (“DOJ”) antitrust investigation and related legal proceedings, costs incurred in conjunction with our refinancing efforts, and expenses associated with our international operations, partially offset by a reversal of a portion of the charge recorded for the DOJ settlement and a decrease in stock-based compensation expense.

	Quarters Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
	($ in thousands)
Operating revenue	$307,527	$291,387	$592,881	$566,045
Operating expense	303,183	277,423	610,583	553,931

Operating income (loss)	$4,344	$13,964	$(17,702)	$12,114

Operating ratio	98.6%	95.2%	103.0%	97.9%
Revenue containers (units)	75,208	64,596	146,737	124,884
Average unit revenue	$3,852	$3,934	$3,792	$3,944
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
A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Net (loss) income	$(5,416)	$3,650	$(39,487)	$(9,594)
Net income (loss) from discontinued operations	1,590	(475)	830	(2,024)

Net (loss) income from continuing operations	(7,006)	4,125	(40,317)	(7,570)

Interest expense, net	12,910	9,846	23,626	19,676
Income tax (benefit) expense	(1,585)	(13)	(1,671)	3
Depreciation and amortization	15,361	14,348	30,651	28,246

EBITDA	19,680	28,306	12,289	40,355

Impairment charge	2,818	—	2,818	—
Department of Justice antitrust investigation costs	949	1,030	3,128	1,988
Loss on modification of debt/other refinancing costs	889	—	1,508	—
Union/other severance charge	151	97	2,964	360
Legal settlements	(18,202)	—	(18,202)	—

Adjusted EBITDA	$6,285	$29,433	$4,505	$42,703

In addition to EBITDA and Adjusted EBITDA, we use various other non-GAAP measures such as adjusted net (loss) income and adjusted net (loss) income per share. As with EBITDA and Adjusted EBITDA, the measures below are not recognized terms under GAAP and do not purport to be an alternative to net (loss) income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Similar to the amounts presented for EBITDA and Adjusted EBITDA, because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of net (loss) income to adjusted net (loss) income and net (loss) income per share to adjusted net (loss) income per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Net (loss) income	$(5,416)	$3,650	$(39,487)	$(9,594)
Net income (loss) from discontinued operations	1,590	(475)	830	(2,024)

Net (loss) income from continuing operations	(7,006)	4,125	(40,317)	(7,570)

Adjustments:
Impairment charge	2,818	—	2,818	—
Department of Justice antitrust investigation costs	949	1,030	3,128	1,988
Loss on modification of debt/other refinancing costs	889	—	1,508	—
Union/other severance charge	151	97	2,964	360
Accretion of legal settlement	45	—	284	—
Legal settlements	(18,202)	—	(18,202)	—
Tax impact of adjustments	(521)	(7)	(775)	(5)

Total adjustments	(13,871)	1,120	(8,275)	2,343

Adjusted net (loss) income	$(20,877)	$5,245	$(48,592)	$(5,227)

	Quarters Ended		Six Months Ended
	June 26,	June 20,	June 26,	June 20,
	2011	2010	2011	2010
Net (loss) income per share	$(0.17)	$0.12	$(1.27)	$(0.31)
Net income (loss) per share from discontinued operations	0.05	(0.02)	0.03	(0.07)

Net (loss) income per share from continuing operations	(0.22)	0.14	(1.30)	(0.24)

Adjustments:
Impairment charge	0.09	—	0.09	—
Department of Justice antitrust investigation costs	0.03	0.03	0.10	0.06
Loss on modification of debt/other refinancing costs	0.03	—	0.05	—
Union/other severance charge	—	—	0.10	0.01
Accretion of legal settlement	—	—	0.01	—
Legal settlement	(0.59)	—	(0.59)	—
Tax impact of adjustments	(0.01)	—	(0.03)	—

Total adjustments	(0.45)	0.03	(0.27)	0.07

Adjusted net (loss) income per share	$(0.67)	$0.17	$(1.57)	$(0.17)

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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended June 26, 2011. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 as filed with the Securities and Exchange Commission (“SEC”).
Seasonality
Our container volumes are subject to seasonal trends common in the transportation industry, including our China service. Financial results in the first quarter are normally lower due to reduced loads during the winter months, and as a result of the Chinese New Year’s affect on our China service. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.
Results of Operations
Operating Revenue Overview
We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii, Guam and Asia. We charge our customers on a per load basis and price our services based primarily on the cost of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.
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
Quarter Ended June 26, 2011 Compared with the Quarter June 20, 2010

	Quarters Ended
	June 26,	June 20,
	2011	2010	Change	% Change
	($ in thousands)
Operating revenue	$307,527	$291,387	$16,140	5.5%
Operating expense:
Vessel	117,040	98,454	18,586	18.9%
Marine	61,603	53,622	7,981	14.9%
Inland	54,806	45,256	9,550	21.1%
Land	36,985	35,591	1,394	3.9%
Rolling stock rent	11,717	10,018	1,699	17.0%

Cost of services	282,151	242,941	39,210	16.1%
Depreciation and amortization	11,280	11,030	250	2.3%
Amortization of vessel dry-docking	4,081	3,318	763	23.0%
Selling, general and administrative	22,107	20,959	1,148	5.5%
Impairment charge	2,818	—	2,818	100.0%
Legal settlement	(19,202)	—	(19,202)	(100.0)%
Miscellaneous income, net	(52)	(825)	773	(93.7)%

Total operating expense	303,183	277,423	25,760	9.3%

Operating income	$4,344	$13,964	$(9,620)	(68.9)%

Operating ratio	98.6%	95.2%		3.4%
Revenue containers (units)	75,208	64,596	10,612	16.4%
Average unit revenue	$3,852	$3,934	$(82)	(2.1)%
Operating Revenue. Our operating revenue increased $16.1 million, or 5.5% during the quarter ended June 26, 2011 as compared to the quarter ended June 20, 2010. This revenue increase can be attributed to the following factors (in thousands):

International revenue	$29,280
Bunker and intermodal fuel surcharges increase	13,966
Other non-transportation revenue increase	1,025
Domestic revenue container rate increase	1,366
Domestic revenue container volume decrease	(9,493)
Space charter revenue decrease	(20,004)

Total operating revenue increase	$16,140

The increase in international revenue is due to the commencement of our FSX service in December 2010. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.7% of total revenue in the quarter ended June 26, 2011 and approximately 15.0% of total revenue in the quarter ended June 20, 2010. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other non-transportation revenue is primarily due to third party terminal services. The increase in revenue resulting from higher container rates is associated with general rate increases to help offset contractual increases in our operating expenses. The decrease in domestic revenue container volume due to continued soft market conditions in our Puerto Rico and Hawaii markets was partially offset by improvements in our Alaska and Guam tradelanes. The decrease in space charter revenue is primarily due to the expiration of our trans-Pacific agreements with Maersk in December 2010.

Cost of Services. The $39.2 million increase in cost of services is primarily due to higher fuel costs as a result of increased fuel prices, incremental variable costs associated with our FSX service that was not operating in the second quarter of 2010, and higher marine costs due to the expiration of certain equipment sharing arrangements.
Vessel expense, which is not primarily driven by revenue container volume, increased $18.6 million for the quarter ended June 26, 2011 compared to the quarter ended June 20, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$18,441
Labor and other vessel operating expense increase	981
Vessel space charter expense decrease	(127)
Vessel lease expense decrease	(709)

Total vessel expense increase	$18,586

The $18.4 million of higher fuel costs is comprised of a $19.3 million increase due to rising fuel prices, slightly offset by a $0.9 million decrease due to fewer vessel operating days during 2011. The increase in labor and other vessel operating expense is due to a $1.0 million provision recorded related to the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California investigations involving two of our vessels. The decrease in vessel lease expense is due to the amendment of the charter hire payments to reflect concessions for certain of our vessels.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $8.0 million increase in marine expense during the quarter ended June 26, 2011 is primarily due to the increase in container volumes related to our FSX service and the associated lift costs to reposition empty containers, as well as additional lift costs due to the expiration of equipment sharing agreements.
The $9.6 million increase in inland expense is primarily due to the increase in volumes as a result of the launch of our FSX service and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	June 26,	June 20,
	2011	2010	% Change
	(in thousands)
Land expense:
Maintenance	$13,974	$12,787	9.3%
Terminal overhead	14,173	13,762	3.0%
Yard and gate	7,112	6,913	2.9%
Warehouse	1,726	2,129	(18.9)%

Total land expense	$36,985	$35,591	3.9%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $1.7 million during the quarter ended June 26, 2011 as compared to the quarter ended June 20, 2010. This increase is due to a higher quantity of leased containers and chassis to fund our international and Hawaii operations.

Depreciation and Amortization. Depreciation and amortization was $11.3 million during the quarter ended June 26, 2011 as compared to $11.0 during the quarter ended June 20, 2010. The increase in depreciation and amortization-other is primarily due to additional owned containers to support our international operations and the depreciation associated with certain modifications to leased vessels.

	Quarters Ended
	June 26,	June 20,
	2011	2010	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,394	$2,332	2.7%
Depreciation and amortization—other	3,803	3,620	5.1%
Amortization of intangible assets	5,083	5,078	0.0%

Total depreciation and amortization	$11,280	$11,030	2.3%

Amortization of vessel dry-docking	$4,081	$3,318	23.0%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.1 million during the quarter ended June 26, 2011 compared to $3.3 million for the quarter ended June 20, 2010. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $22.1 million for the quarter ended June 26, 2011 compared to $21.0 million for the quarter ended June 20, 2010, an increase of $1.1 million or 5.5%. This increase is primarily comprised of $0.8 million of costs incurred in connection with the U.S. Coast Guard and U.S. Attorney’s investigation of two of our vessels and $0.3 million of costs related to our international operations, partially offset by a $0.8 million reduction in stock-based compensation expense.
Impairment Charge. We have made payments for three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, we are currently marketing these cranes for sale and expect to complete the sale within one year. As a result of the reclassification to assets held for sale during the quarter ended June 26, 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.
Legal Settlement. As discussed in Legal Proceedings, on March 22, 2011, the Court entered a judgment against us whereby we were required to pay a fine of $45.0 million to resolve the investigation by the DOJ. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we to reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this legal settlement.
Miscellaneous Income, Net. Miscellaneous income, net decreased $0.8 million during the quarter ended June 26, 2011 compared to the quarter ended June 20, 2010 primarily as a result of higher bad debt expense and the sale of our interest in a joint venture during the quarter ended June 20, 2010, partially offset by an increase in the gain on sale of assets.
Interest Expense, Net. Interest expense, net increased to $12.9 million for the quarter ended June 26, 2011 compared to $9.8 million for the quarter ended June 20, 2010, an increase of $3.1 million or 31.6%. This increase is primarily a result of higher debt balances outstanding, an increase in interest rates due to the amendment to the Senior Credit Facility, interest associated with a capital lease, and the accretion of non-cash interest related to our legal settlements.
Income Tax (Benefit) Expense. The effective tax rate for the quarters ended June 26, 2011 and June 20, 2010 was 18.4% and 0.3%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the quarter ended June 26, 2011, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the quarter ended June 26, 2011, we have recorded a tax benefit in continuing operations equal to the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense, and only minimal state tax provisions during those periods.

Six Months Ended June 26, 2011 Compared with the Six months June 20, 2010

	Six months Ended
	June 26,	June 20,
	2011	2010	Change	% Change
	($ in thousands)
Operating revenue	$592,881	$566,045	$26,836	4.7%
Operating expense:
Vessel	225,210	200,899	24,311	12.1%
Marine	121,771	105,538	16,233	15.4%
Inland	104,683	87,202	17,481	20.0%
Land	74,556	71,437	3,119	4.4%
Rolling stock rent	23,263	19,823	3,440	17.4%

Cost of services	549,483	484,899	64,584	13.3%
Depreciation and amortization	22,493	21,875	618	2.8%
Amortization of vessel dry-docking	8,158	6,371	1,787	28.0%
Selling, general and administrative	46,396	41,476	4,920	11.9%
Impairment charge	2,818	—	2,818	100.0%
Legal settlement	(19,202)	—	(19,202)	(100.0)%
Miscellaneous expense (income), net	437	(690)	1,127	(163.3)%

Total operating expense	610,583	553,931	56,652	10.2%

Operating (loss) income	$(17,702)	$12,114	$(29,816)	(246.1)%

Operating ratio	103.0%	97.9%		5.1%
Revenue containers (units)	146,737	124,884	21,853	17.5%
Average unit revenue	$3,792	$3,944	$(152)	(3.9)%
Operating Revenue. Our operating revenue increased $26.8 million, or 4.7% during the six months ended June 26, 2011 as compared to the six months ended June 20, 2010. This revenue increase can be attributed to the following factors (in thousands):

International revenue	$52,461
Bunker and intermodal fuel surcharges increase	16,064
Other non-transportation revenue increase	4,697
Domestic revenue container rate increase	3,637
Domestic revenue container volume decrease	(9,336)
Space charter revenue decrease	(40,687)

Total operating revenue increase	$26,836

The increase in international revenue is due to the commencement of our FSX service in December 2010. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 18.6% of total revenue in the six months ended June 26, 2011 and approximately 14.8% of total revenue in the six months ended June 20, 2010. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other non-transportation revenue is primarily due to higher third party terminal services. The increase in revenue due to higher container rates results from general rate increases to help offset contractual increases in our operating expenses. The decrease in revenue container volume due to continued soft market conditions in our Puerto Rico and Hawaii markets was partially offset by improvements in our Alaska and Guam tradelanes. The decrease in space charter revenue is due to the expiration of our trans-Pacific agreements with Maersk in December 2010.
Cost of Services. The $64.6 million increase in cost of services is primarily due to higher fuel costs as a result of rising fuel prices, incremental variable costs associated with our FSX service operating for the first full six months, and higher marine costs due to the expiration of certain equipment sharing arrangements.

Vessel expense, which is not primarily driven by revenue container volume, increased $24.3 million for the six months ended June 26, 2011 compared to the six months ended June 20, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$26,932
Labor and other vessel operating expense increase	219
Vessel lease expense decrease	(1,331)
Vessel space charter expense decrease	(1,509)

Total vessel expense increase	$24,311

The $26.9 million of higher in fuel costs is comprised of a $27.9 million increase due to rising fuel prices, slightly offset by a $1.0 million decrease due to fewer vessel operating days during 2011 and slight improvements in daily consumption. The increase in labor and other vessel operating expense is due to a $1.0 million provision recorded related to the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California investigations involving two of our vessels, partially offset by labor savings from our vessel union partners. During the six months ended June 20, 2010 we purchased more space from a competitor due to unusually harsh winter weather conditions and mechanical issues that resulted in vessel downtime. We were not required to purchase this additional space from competitors during the six months ended June 26, 2011. The decrease in vessel lease expense is due to the amendment of the charter hire payments to reflect concessions for certain of our vessels.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $16.2 million rise in marine expense during the six months ended June 26, 2011 is primarily due to the increase in container volumes due to our FSX service and the associated lift costs to reposition empty containers, as well as additional lift costs due to the expiration of equipment sharing agreements.
The $17.5 million increase in inland expense is primarily due to the growth in volumes as a result of the launch of our FSX service and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Six months Ended
	June 26,	June 20,
	2011	2010	% Change
	(in thousands)
Land expense:
Maintenance	$27,983	$25,816	8.4%
Terminal overhead	28,374	27,061	4.9%
Yard and gate	14,841	14,473	2.5%
Warehouse	3,358	4,087	(17.8)%

Total land expense	$74,556	$71,437	4.4%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities due to the increase in the number of containers and chassis in our fleet. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $3.4 million during the six months ended June 26, 2011 as compared to the six months ended June 20, 2010. This increase is due to a larger quantity of leased containers and chassis to fund our international and Hawaii operations.

Depreciation and Amortization. Depreciation and amortization was $22.5 million during the six months ended June 26, 2011 as compared to $21.9 during the six months ended June 20, 2010. The increase in depreciation and amortization-other is primarily due to additional owned containers to support our international operations and the depreciation associated with certain modifications to leased vessels.

	Six months Ended
	June 26,	June 20,
	2011	2010	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$4,796	$4,666	2.8%
Depreciation and amortization—other	7,536	7,050	6.9%
Amortization of intangible assets	10,161	10,159	0.0%

Total depreciation and amortization	$22,493	$21,875	2.8%

Amortization of vessel dry-docking	$8,158	$6,371	28.0%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $8.2 million during the six months ended June 26, 2011 compared to $6.4 million for the six months ended June 20, 2010. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $46.4 million for the six months ended June 26, 2011 versus $41.5 million for the six months ended June 20, 2010, an increase of $4.9 million or 11.9%. This increase is primarily comprised of a $2.3 million charge related to a separation agreement with our former chief executive officer, a $1.1 million increase in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, $1.1 million of costs incurred in connection with the U.S. Coast Guard and U.S. Attorney’s investigation of two of our vessels, and $0.8 million of costs related to our international operations, partially offset by a $1.2 million reduction in stock-based compensation expense.
Impairment Charge. We have made payments for three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, we are currently marketing these cranes for sale and expect to complete the sale within one year. As a result of the reclassification to assets held for sale during the quarter ended June 26, 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.
Legal Settlement. As discussed in Legal Proceedings, on March 22, 2011, the Court entered a judgment against us whereby we were required to pay a fine of $45.0 million to resolve the investigation by the DOJ. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we to reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this legal settlement.
Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net increased $1.1 million during the six months ended June 26, 2011 compared to the six months ended June 20, 2010 primarily as a result of higher bad debt expense and the sale of our interest in a joint venture during the six months ended June 20, 2010, partially offset by an increase in the gain on sale of assets.
Interest Expense, Net. Interest expense, net increased to $23.6 million for the six months ended June 26, 2011 compared to $19.7 million for the six months ended June 20, 2010, an increase of $3.9 million or 19.8%. This increase is primarily a result of higher debt balances outstanding, a rise in interest rates due to the amendment to the Senior Credit Facility, interest associated with a capital lease, and the accretion of non-cash interest related to our legal settlements.

Income Tax (Benefit) Expense. The effective tax rate for the six months ended June 26, 2011 and June 20, 2010 was 4.0% and 0.0%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the six months ended June 26, 2011, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the six months ended June 26, 2011, we have recorded a tax benefit in continuing operations equal to the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate. During the second six months of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense, and only minimal state tax provisions during those periods.
Liquidity and Capital Resources
Our principal sources of funds have historically been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, and (v) dividend payments to our common stockholders. Cash totaled $3.4 million at June 26, 2011. As of June 26, 2011, total unused borrowing capacity under the revolving credit facility was $17.9 million, after taking into account $188.5 million outstanding under the revolver and $18.6 million utilized for outstanding letters of credit.
Operating Activities
Net cash used in operating activities was $70.3 million for the six months ended June 26, 2011 compared to $9.1 million for the six months ended June 20, 2010. The increase in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(45,402)
Increase in accounts receivable	(13,530)
Decrease in accounts payable	(9,471)
Increase in materials and supplies	(8,514)
Other changes in working capital, net	751
Decrease in payments related to dry-dockings	2,798
Decrease in payments related to vessel leases	12,221

$(61,147)

Investing Activities
Net cash used in investing activities was $5.6 million for the six months ended June 26, 2011 compared to $4.1 million for the six months ended June 20, 2010. The increase is due to a $1.6 million increase in capital spending and $1.1 million of proceeds received from our interest in a joint venture in 2010, partially offset by an increase of $1.2 million in proceeds from the sale of equipment in 2011.
Financing Activities
Net cash provided by financing activities during the six months ended June 26, 2011 was $71.5 million compared to $17.6 million for the six months ended June 20, 2010. The net cash provided by financing activities during the six months ended June 26, 2011 included $79.1 million, net of payments, borrowed under the Senior Credit Facility as compared to $20.6 million, net of payments, borrowed under the Senior Credit Facility during the six months ended June 20, 2010. In addition, during the six months ended June 26, 2011, we paid $6.8 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible noteholders, and our overall refinancing efforts. Dividend payments to stockholders during the six months ended June 20, 2010 were $3.1 million.
Capital Requirements and Commitments
During the second quarter of 2011, liquidity contracted significantly due to shortened payment terms established by certain suppliers. As of the date hereof, total unused borrowing capacity under the revolving credit facility is $17.9 million, after taking into account $188.5 million outstanding under the revolver and $18.6 million utilized for outstanding letters of credit.

We are closely managing our cash flows, including capital spending and deploying various cost savings initiatives, based on overall business conditions including extremely high fuel prices and rate pressures. We have achieved more than $18.0 million in annualized cost savings by reaching agreements with our vessel partners, a reduction in non-union workforce, and rate and efficiency savings from our trucking partners, among other numerous initiatives. We will defer or limit capital additions where economically feasible. Based upon our current level of operations and assuming we are able to obtain relief from our lenders if we breach a covenant in our Senior Credit Facility, we believe that cash flow from operations and available cash, together with borrowings available under the Senior Credit Facility, will be adequate to meet our liquidity needs throughout 2011.
In addition, we have agreed that in the event our cash balance exceeds $17.5 million, we will not request borrowing under the Senior Credit Facility and, if such balance is in excess of that amount for more than three consecutive business days, to reduce borrowing under the Senior Credit Facility by the amount of the excess.
We intend to utilize our cash flows for working capital needs, capital expenditures, dry-docking payments, debt repayments, to pay a portion of the criminal fine imposed on us in connection with our guilty plea for certain alleged antitrust violations, and to fund the potential settlement in the Puerto Rico MDL. During the next twelve months, we expect to spend approximately $26.0 million and $28.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, and vessel regulatory, modification, and maintenance initiatives. We also expect to spend approximately $12.0 million during the remainder of 2011 for settlements and expenses associated with the antitrust related legal matters. Due to the seasonality within our business, we utilized borrowings under the senior credit facility in the first half of 2011, but plan to repay such borrowings in the second half of the year.
Although we amended our Senior Credit Facility in March 2011 and in June 2011, we do not expect to be in compliance with the amended financial covenants upon the close of the third fiscal quarter of 2011. Noncompliance with the financial covenants in the Senior Credit Facility constitutes an event of default, which, if not waived, could prevent the Company from borrowing under the Senior Credit Facility and could also result in acceleration of the maturity of the Senior Credit Facility. The indenture related to the 4.25% Convertible Senior Notes due 2012 (the “Notes”) contains cross default provisions and certain acceleration clauses whereby if the maturity of the Senior Credit Facility is accelerated, maturity of the Notes can also be accelerated.
Due to the expected non-compliance with the amended financial covenants and the cross default provisions, we have classified our obligations under the Notes and Senior Credit Facility as current liabilities in the accompanying Consolidated Balance Sheet as of June 26, 2011 and December 26, 2010. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
On June 1, 2011, we announced that we had entered into Restructuring Support Agreements, dated June 1, 2011 (the “Restructuring Agreements”) with certain holders of a majority of our Notes. The Restructuring Agreements relate to a refinancing of our outstanding indebtedness with such holders and a proposed asset-based revolving loan facility of up to $125.0 million, which remains under negotiation with a separate, third-party financial institution.
We have entered into amendments of the Restructuring Support Agreements on June 10, 2011, June 17, 2011, June 24, 2011, July 1, 2011, July 8, 2011, and July 22, 2011. The July 22, 2011 amendment extended the deadline by which we are required to receive subsription commitments from the holders.
We and the majority of the holders of the Notes continue to make significant progress in negotiations concerning certain substantive modifications to the recapitalization transaction announced on June 1, 2011, and the parties anticipate completing such negotiations and announcing a definitive transaction in the next several weeks. There is no assurance that negotiations will be successful.

Long-Term Debt
Senior Credit Facility
On August 8, 2007, we entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all our owned assets. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. The Senior Credit Facility was further amended on March 9, 2011. On June 24, 2011, the Senior Credit Facility was amended to modify the financial covenant ratios. The terms of the Senior Credit Facility also provide for a $5.0 million swingline subfacility and a $20.0 million letter of credit subfacility.
The June 2009 amendment to the Senior Credit Facility was intended to provide us the flexibility that we need to effect the settlement of the Puerto Rico class action litigation and to incur other antitrust related litigation expenses. The amendment revised the definition of Consolidated EBITDA by allowing for certain charges, including (i) the Puerto Rico settlement, or alternatively a DOJ fine in an amount not to exceed $25 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $25 million in the aggregate and $15 million over a 12-month period, to be added back to the calculation of Consolidated EBITDA. In addition, the Senior Credit Facility was amended to (i) increase the spread over LIBOR and Prime based rates by 150 bps, (ii) increase the range of fees on the unused portion of the commitment, (iii) eliminate the $150 million incremental facility, (iv) modify the definition of Consolidated EBITDA to eliminate the term “non-recurring charges”, and (v) incorporate other structural enhancements, including a step-down in the secured leverage ratio and further limitations on the ability to make certain restricted payments. As a result of the amendment to the Senior Credit Facility, we paid $3.5 million in financing costs and recorded a loss on modification of debt of $0.1 million.
The March 2011 amendment waives default conditions related to the recently announced settlement agreement with the DOJ. In addition, the Senior Credit Facility was amended to (i) increase the senior secured leverage ratio from 2.75x to 3.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, and from 2.75x to 3.00x for the fiscal quarter ending September 25, 2011 (remaining at 2.75x for all fiscal quarters thereafter), (ii) decrease the interest coverage ratio minimum from 3.50x to 2.50x for the fiscal quarters ending March 27, 2011 and June 26, 2011, from 3.50x to 2.75x for the fiscal quarter ending September 25, 2011, and from 3.50x to 3.00x for the fiscal quarter ending December 25, 2011 (remaining at 3.50x for all fiscal quarters thereafter), (iii) increase the spread over LIBOR and Prime rates by 250 bps, and (iv) restrict cash dividends from being paid on any class of capital stock. The amendment also revises the definition of Consolidated EBITDA by allowing for certain charges, including (i) transaction costs incurred in connection with obtaining the credit agreement amendment, the convertible bondholder waiver consent, and any other proposed refinancing costs that are not counted as interest expense or capitalized as deferred financing fees in an amount not to exceed $5.0 million and (ii) litigation expenses related to antitrust litigation matters in an amount not to exceed $28.0 million in the aggregate, to be added back to the calculation of Consolidated EBITDA.
The June 2011 amendment to the Senior Credit Facility (i) increased the senior secured leverage ratio from 3.50x to 6.25x for the fiscal quarter ending June 26, 2011 and (ii) decreased the interest coverage ratio minimum from 2.50x to 1.50x for the fiscal quarter ending June 26, 2011.
As a result of the amendments to the Senior Credit Facility and efforts to refinance our existing debt, we paid $6.3 million in financing costs and recorded a loss on modification of debt of $0.6 million.
We made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011, at which point quarterly payments will increase to $18.8 million until final maturity on August 8, 2012. The interest rate payable under the Senior Credit Facility varies depending on the types of advances or loans we select. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 5.25% to 6.0% (LIBOR plus 6.0% as of June 26, 2011) depending on our ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). We also have the option to borrow at Prime plus a spread which ranges from 4.25% to 5.0% (Prime plus 5.0% as of June 26, 2011). The weighted average interest rate under the Senior Credit Facility at June 26, 2011 was approximately 7.2%, which includes the impact of the interest rate swap (as defined below). We also pay a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of June 26, 2011).
The Senior Credit Facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratio. The March 2011 amendment prohibits the payment of dividends on our common stock in addition to other restrictions, including restrictions on debt issuances, acquisitions, investments, liens, restricted payments, asset sales, sale leasebacks, and amendment of the outstanding 4.25% Convertible Senior Notes due 2012. It also contains customary events of default, subject to grace periods. We were in compliance with all such covenants as of June 26, 2011.
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
The swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, we record the fair value of the swap as an asset or liability on our consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of June 26, 2011, we recorded a liability of $2.3 million, which is included in other accrued liabilities in the accompanying consolidated balance sheet. We also recorded $20 thousand and $0.2 million in other comprehensive loss for the quarters ended June 26, 2011 and June 20, 2010, respectively, and $0.5 million in other comprehensive loss for each of the six months ended June 26, 2011 and June 20, 2010. No hedge ineffectiveness was recorded during the quarters and six months ended June 26, 2011 and June 20, 2010. If the hedge was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive loss would be fully recorded in interest expense during the period.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Notes may require us to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 26, 2011, none of the conditions allowing holders of the Notes to convert or requiring us to repurchase the Notes had been met. We may not redeem the Notes prior to maturity.

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
Goodwill
We review our goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be recoverable, and also review goodwill annually. As of June 26, 2011, the carrying value of our goodwill was $314.1 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.
Outlook
We expect considerable improvement in our financial performance, relative to the first half performance, in the remainder of 2011 due to seasonality, stabilizing fuel prices, and more secure market conditions. In the first half, our performance was negatively impacted by the Japanese earthquake, excess capacity in our tradelanes, and concerns over our ability to successfully refinance our existing debt. However, we expect the depressed rate environment impacting our new China service and, and to a lesser extent the ongoing rate pressures in our Puerto Rico tradelane to continue. Overall, we expect adjusted EBITDA to improve in the second half from the same period a year ago, due to stabilizing fuel prices and more secure conditions in our Jones Act markets.
In light of the rate environments and the loss of certain agreements with Maersk, towards the end of 2010 and beginning of 2011, we commenced efforts to reduce expenses. Our cost savings initiatives include savings from a reduction in our non-union workforce, labor savings from our vessel union partners, efficiency savings from our trucking partners, and vessel lease reductions, among numerous other initiatives. We continue to explore and implement cost savings and to preserve liquidity, including, seeking to restructure the terms of our existing indebtedness and pursuing the sale of selected assets.
We do not expect to be in compliance with financial covenants in our Senior Credit Facility upon the close of our third fiscal quarter of 2011. If we are in breach of our covenants, we will work with our lenders to seek an amendment or waiver of such breach. Additional financing resources will be required to refinance existing indebtedness that could become due within the next twelve months. We and our representatives have been engaged in discussions with our banks, bondholders and their advisors, as well as with other potential lenders; however, we cannot assure you that we will be able to secure such amendments or a refinancing.
Interest Rate Risk
Our primary interest rate exposure relates to the Senior Credit Facility. As of June 26, 2011, we had outstanding an $84.4 million term loan and $188.5 million under the revolving credit facility, which bear interest at variable rates.
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
Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the revolving credit facility.

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
Factors that may cause actual results to differ from expected results include:
•	our ability to maintain adequate liquidity to operate our business,

•	our ability to refinance, repay, or extend our indebtedness when it becomes due or if maturity is accelerated,

•	our ability to obtain waivers or reach agreements with respect to covenants relating to our indebtedness that we expect to breach at the close of the third quarter of 2011,

•	volatility in fuel prices

•	cyclical nature of international shipping industry and resulting volatile changes in freight rates,

•	decreases in shipping volumes,

•	our ability to continue as a going concern,

•	failure to comply with the terms of our probation imposed by the court in connection with our plea relating to antitrust matters,

•	any new adverse developments relating to antitrust matters in any of our trades,

•	failure to resolve or successfully defend pending and future civil antitrust claims or our pending securities litigation,

•	government investigations related to environmental regulations including recordkeeping and reporting requirements for vessel generated pollution and any other government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	compliance with safety and environmental protection and other governmental requirements,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels and unexpected substantial dry-docking or repair costs for our vessels.
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
4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, each of the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 26, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
1. Legal Proceedings
Antitrust Matters
On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ, and on March 22, 2011, the Court entered judgment accepting our plea agreement and imposed a fine of $45.0 million payable over five years without interest and placed us on probation until the fine payments are completed. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. The first $1.0 million of the fine was paid on April 25, 2011 and we must make payments of $1.0 million on or before the first anniversary thereof, $2.0 million on or before the second anniversary, $3.0 million on or before the third anniversary and $4.0 million on or before each of the fourth and fifth anniversary. The plea agreement provides that we will not face additional charges relating to the Puerto Rico tradelane. In addition, the plea agreement provides that we will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that we are not a target or subject of any Hawaii or Guam aspects of its investigation.
As part of the court’s judgment, we were placed on probation for five years. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the federal sentencing guidelines requirements, including antitrust education to key personnel.
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
On July 8, 2009, the plaintiffs filed a motion for preliminary approval of the settlement in the Puerto Rico MDL, and the Court granted preliminary approval of the settlement on July 12, 2010. The settlement is subject to final approval by the Court. We have paid $10.0 million into an escrow account and the settlement agreement provides that we were required to pay the remaining $10.0 million after final approval of the settlement agreement by the Court. However, on April 26, 2011, the plaintiffs advised us that they would not object to us paying the remainder of the $10 million due under the settlement agreement in one payment of $5.0 million within 30 days after final approval of the settlement agreement and a second payment of $5.0 million within 60 days after final approval of the settlement agreement.
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

In addition, we have actively engaged in discussions with a number of shippers in the Puerto Rico trade that have opted out of the MDL settlement. We have reached commercial agreements or are seeking to reach commercial agreements with certain of those shippers, with the condition that the shipper relinquishes any existing antitrust claims. In some cases, as part of the agreement, we have agreed to, or are seeking to agree to, future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met.
Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. In dismissing the complaint, however, the plaintiffs were granted thirty days to amend their complaint. After several extensions, the plaintiffs filed an amended consolidated class action complaint on May 28, 2010. On July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit and the appeal has been briefed by the parties. Oral argument has been set for September 1, 2011. We intend to vigorously defend against this purported class action lawsuit.
One district court case remains in the District of Alaska, relating to the Alaska tradelane. We and the class plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.
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
Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against us and the other defendants. Pursuant to the Settlement Agreement, each of the defendants will pay a one-third share of the total settlement amount of $5.3 million. Accordingly, we have agreed to pay $1.8 million as our share of the settlement amount. If the settlement agreement is finally approved, the settling defendants will receive a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico in its own right and as parens patriae. The court granted preliminary approval of the settlement agreement on April 26, 2011. The Court granted final approval to the settlement agreement on July 19, 2011 and we made the final settlement payment on July 29, 2011.
On December 31, 2008, a securities class action lawsuit was filed against us by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware. The complaint purported to be on behalf of purchasers of our common stock. The complaint alleged, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and we filed a motion to dismiss the amended complaint on February 12, 2010. Our motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint. We filed our opposition brief with the Court of Appeals on December 22, 2010 and the plaintiffs filed their reply brief on February 2, 2011. Oral argument was held on June 23, 2011.
Through June 26, 2011, we have incurred approximately $31.3 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.

Environmental Matters
We are subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. We have been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving two of our vessels. We are fully and proactively cooperating with these investigations. During the year ended December 26, 2010, we recorded a provision in our Consolidated Statement of Operations of $0.5 million related to these contingencies. During the quarter ended June 26, 2011, we recorded an additional $1.0 million for a total of $1.5 million, which represents our best estimate of the potential liability. It is possible that the outcome of the investigation could result in a fine greater than $1.5 million or other actions against us that could have an adverse effect on our business and operations.
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
2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
3. Defaults Upon Senior Securities
None.
4. Reserved
5. Other Information
None.
6. Exhibits

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2011

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Filed herewith.