Form 10-Q
period 2011-09-25
Horizon Lines, Inc.
filed 2011-11-04
CIK 1302707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At October 28, 2011, 56,166,159 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.
Form 10-Q Index

Page No.

Part I. Financial Information	1

1. Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations	2

Unaudited Condensed Consolidated Statements of Cash Flows	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3. Quantitative and Qualitative Disclosures About Market Risk	36

4. Controls and Procedures	37

Part II. Other Information	38

1. Legal Proceedings	38

1A. Risk Factors	40

2. Unregistered Sales of Equity Securities and Use of Proceeds	48

3. Defaults Upon Senior Securities	48

4. Reserved	49

5. Other Information	49

6. Exhibits	49

Signature	51

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.6
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

PART I. FINANCIAL INFORMATION
1. Financial Statements
Horizon Lines, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 25,	December 26,
	2011	2010
Assets
Current assets
Cash	$13,656	$2,751
Accounts receivable, net of allowance of $6,097 and $6,959 at September 25, 2011 and December 26, 2010, respectively	130,875	112,196
Prepaid vessel rent	4,158	4,076
Materials and supplies	30,246	29,413
Deferred tax asset	3,240	2,964
Assets held for sale	22,420	27,685
Assets of discontinued operations	450	6,883
Other current assets	13,023	7,406

Total current assets	218,068	193,374
Property and equipment, net	157,490	166,972
Goodwill	196,643	314,149
Intangible assets, net	79,719	80,824
Other long-term assets	25,549	30,438

Total assets	$677,469	$785,757

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities
Accounts payable	$34,580	$43,413
Current portion of long-term debt, including capital lease	3,908	508,793
Accrued vessel rent	8,674	3,697
Liabilities of discontinued operations	217	3,699
Other accrued liabilities	98,127	108,499

Total current liabilities	145,506	668,101
Long-term debt, including capital lease, net of current portion	610,540	7,530
Deferred rent	14,672	18,026
Deferred tax liability	5,456	4,775
Other long-term liabilities	25,568	47,533

Total liabilities	801,742	745,965

Stockholders’ (deficiency) equity
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,707 shares issued and 30,907 shares outstanding as of September 25, 2011 and 34,546 shares issued and 30,746 shares outstanding as of December 26, 2010	347	345
Treasury stock, 3,800 shares at cost	(78,538)	(78,538)
Additional paid in capital	193,924	193,266
Accumulated deficit	(239,698)	(73,843)
Accumulated other comprehensive loss	(308)	(1,438)

Total stockholders’ (deficiency) equity	(124,273)	39,792

Total liabilities and stockholders’ (deficiency) equity	$677,469	$785,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
Operating revenue	$321,944	$297,612	$914,826	$863,657
Operating expense:
Cost of services (excluding depreciation expense)	280,866	241,804	830,270	726,703
Depreciation and amortization	10,869	10,834	33,362	32,709
Amortization of vessel dry-docking	3,896	4,310	12,054	10,681
Selling, general and administrative	20,247	20,222	66,751	61,698
Legal settlement	—	—	(19,202)	—
Goodwill impairment	117,506	—	117,506	—
Impairment charge	2,203	1,799	5,021	1,799
Miscellaneous (income) expense, net	(189)	536	246	(154)

Total operating expense	435,398	279,505	1,046,008	833,436

Operating (loss) income	(113,454)	18,107	(131,182)	30,221
Other expense:
Interest expense, net	13,418	9,834	37,044	29,510
Loss on modification of debt	30	—	633	—
Other (income) expense, net	(92)	10	(60)	15

(Loss) income from continuing operations before income tax (benefit) expense	(126,810)	8,263	(168,799)	696
Income tax (benefit) expense	(323)	45	(1,994)	48

Net (loss) income from continuing operations	(126,487)	8,218	(166,805)	648
Net income (loss) from discontinued operations	120	(471)	951	(2,495)

Net (loss) income	$(126,367)	$7,747	$(165,854)	$(1,847)

Basic and diluted net (loss) income per share:
Continuing operations	$(4.09)	$0.26	$(5.40)	$0.02
Discontinued operations	0.00	(0.01)	0.03	(0.08)

Basic and diluted net (loss) income per share	$(4.09)	$0.25	$(5.37)	$(0.06)

Number of shares used in calculations:
Basic	30,907	30,865	30,858	30,526
Diluted	30,907	31,196	30,858	30,526

Dividends declared per common share	$—	$0.05	$—	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 25,	September 19,
	2011	2010
Cash flows from operating activities:
Net (loss) income from continuing operations	$(166,805)	$648
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	18,123	17,476
Amortization of other intangible assets	15,239	15,233
Amortization of vessel dry-docking	12,054	10,681
Amortization of deferred financing costs	3,167	2,535
Goodwill impairment	117,506	—
Impairment charge	5,021	1,799
Legal settlement	(19,202)	—
Loss on modification of debt	633	—
Deferred income taxes	394	55
Gain on equipment disposals	(814)	(27)
Gain on sale of interest in joint venture	—	(724)
Stock-based compensation	582	1,890
Accretion of interest on 4.25% convertible notes	8,732	8,045
Accretion of interest on legal settlement	547	—
Changes in operating assets and liabilities:
Accounts receivable	(20,968)	(12,248)
Materials and supplies	(833)	2,090
Other current assets	(5,616)	(1,151)
Accounts payable	(8,832)	(3,893)
Accrued liabilities	(6,948)	1,145
Vessel rent	2,139	(9,657)
Vessel dry-docking payments	(9,861)	(15,761)
Accrued legal settlements	(1,768)	—
Other assets/liabilities	(869)	704

Net cash (used in) provided by operating activities	(58,379)	18,840

Cash flows from investing activities:
Purchases of property and equipment	(10,014)	(8,502)
Proceeds from the sale of property and equipment	2,111	283
Proceeds from the sale of interest in joint venture	—	1,100

Net cash used in investing activities	(7,903)	(7,119)

Cash flows from financing activities:
Payments on long-term debt	(14,063)	(14,063)
Borrowing under revolving credit facility	104,500	87,800
Borrowing under bridge loan	14,657	—
Payments on revolving credit facility	(14,500)	(75,500)
Payment of financing costs	(17,934)	—
Payments on capital lease obligations	(1,201)	—
Dividends to stockholders	—	(4,636)
Common stock issued under employee stock purchase plan	—	70

Net cash provided by (used in) financing activities	71,459	(6,329)

Net increase in cash from continuing operations	5,177	5,392
Net increase (decrease) in cash from discontinued operations	5,728	(7,392)

Net increase (decrease) in cash	10,905	(2,000)
Cash at beginning of period	2,751	6,419

Cash at end of period	$13,656	$4,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, and Hawaii. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also provided container shipping services to and from Guam and Micronesia and offered terminal services and non-vessel operating common carrier (“NVOCC”) services through its subsidiary, Horizon Lines of Guam. On December 13, 2010, Horizon Lines commenced a weekly trans-Pacific liner service between Asia and the U.S. West Coast. Horizon Lines is discontinuing its services to Guam and Micronesia and its trans-Pacific service to Asia in November 2011. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. Prior to the divestiture of the third-party logistics operations, Horizon Logistics provided integrated logistics service offerings, including rail, trucking, warehousing, and distribution.
2. Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.
The Company’s 2010 annual report on Form 10-K included disclosure that expressed substantial doubt about the Company’s ability to continue as a going concern as a result of the consideration of compliance with debt covenants throughout 2011 as more fully described in Notes 1 and 3 to those financial statements. However, the consolidated financial statements were prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfactions of liabilities in the normal course of business for a reasonable period following the date of those financial statements. The Company believes the October 5, 2011 refinancing transactions more fully described in Note 18 to these financial statements have resolved the concern as to compliance with debt covenants throughout the remainder of 2011. In addition, the Company believes it will be in compliance with its debt covenants through 2012.
During the nine months ended September 25, 2011, the entire component comprising the third-party logistics operations was discontinued and former logistics customers are no longer customers of the Company. As part of the divestiture, the Company transitioned some of the operations and personnel to other logistics providers. There will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested logistics operations. As a result, the logistics operations have been classified as discontinued operations in all periods presented.
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
The financial statements as of September 25, 2011 and the financial statements for the quarters and nine months ended September 25, 2011 and September 19, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 25,	December 26,
	2011	2010

Senior credit facility
Term loan	$79,688	$93,750
Revolving credit facility	190,000	100,000
4.25% convertible senior notes	322,146	313,414
Bridge loan	14,657	—
Capital lease obligations	7,957	9,159

Total long-term debt	614,448	516,323
Less current portion	(3,908)	(508,793)

Long-term debt, net of current portion	$610,540	$7,530

The Company was not in compliance with the maximum senior secured leverage ratio and the minimum interest coverage ratio under its Senior Credit Facility at the close of its third fiscal quarter ended September 25, 2011. Non-compliance with these financial covenants constituted an event of default, which could have resulted in acceleration of the maturity. None of the indebtedness under the Senior Credit Facility or Notes was accelerated prior to the completion of a comprehensive refinancing on October 5, 2011 (see Note 18). The Senior Credit Facility and 99.3% of the 4.25% Convertible Senior Notes were repaid as part of the refinancing. In addition, as a result of the completion of the refinancing, the short-term obligations under the Senior Credit Facility, the Notes and the Bridge Loan have been classified as long-term debt.
As a result of the efforts to refinance the Company’s debt and the 2011 amendments to the Senior Credit Facility, the Company paid $17.3 million in financing costs and recorded a loss on modification of debt of $0.6 million during 2011.
Senior Credit Facility
On August 8, 2007, the Company entered into a credit agreement (the “Senior Credit Facility”) secured by substantially all of the owned assets of the Company. On June 11, 2009, the Senior Credit Facility was amended resulting in a reduction in the size of the revolving credit facility from $250.0 million to $225.0 million. On March 9, 2011, the Senior Credit Facility was amended to waive default conditions related to the settlement agreement with the Department of Justice (“DOJ”). On June 24, 2011, the Senior Credit Facility was amended to modify the financial covenant ratios. The terms of the Senior Credit Facility also provided for a $5.0 million swingline subfacility and a $20.0 million letter of credit subfacility.
The Company made quarterly principal payments on the term loan of approximately $1.6 million from December 31, 2007 through September 30, 2009. Effective December 31, 2009, quarterly payments increased to $4.7 million through September 30, 2011. The interest rate payable under the Senior Credit Facility varied depending on the types of advances or loans the Company selected. Borrowings under the Senior Credit Facility bear interest primarily at LIBOR-based rates plus a spread which ranges from 5.25% to 6.0% (LIBOR plus 6.0% as of September 25, 2011) depending on the Company’s ratio of total secured debt to EBITDA (as defined in the Senior Credit Facility). The Company also had the option to borrow at Prime plus a spread which ranged from 4.25% to 5.0% (Prime plus 5.0% as of September 25, 2011). The weighted average interest rate under the Senior Credit Facility at September 25, 2011 was approximately 7.1%, which includes the impact of the interest rate swap (as defined below). The Company also paid a variable commitment fee on the unused portion of the commitment, ranging from 0.375% to 0.50% (0.50% as of September 25, 2011).
The Senior Credit Facility contained customary covenants, including two financial covenants with respect to the Company’s leverage ratio and interest coverage ratio and covenants that limited distribution of dividends and stock repurchases. It also contained customary events of default, subject to grace periods. The Company was not in compliance with either the leverage ratio or interest coverage ratio financial covenants as of September 25, 2011. As a result, there was no borrowing availability under the revolving credit facility as of September 25, 2011.

Derivative Instruments
On March 31, 2008, the Company entered into an Interest Rate Swap Agreement (the “swap”) with Wachovia Bank, National Association, a current subsidiary of Wells Fargo & Co., (“Wachovia”) in the notional amount of $121.9 million. The swap was scheduled to expire on August 8, 2012. Under the swap, the Company and Wachovia agreed to exchange interest payments on the notional amount on the last business day of each calendar quarter. The Company agreed to pay a 3.02% fixed interest rate, and Wachovia agreed to pay a floating interest rate equal to the three-month LIBOR rate. The critical terms of the swap agreement and the term loan were the same, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The purpose of entering into this swap was to protect the Company against the risk of rising interest rates by effectively fixing the base interest rate payable related to its term loan. Interest rate differentials paid or received under the swap were recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that the counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.
The swap was designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive loss. As of September 25, 2011, the Company recorded a liability of $1.7 million, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The Company recorded, net of tax, $0.5 million and $35 thousand in other comprehensive loss for the quarters ended September 25, 2011 and September 19, 2010, respectively, and $1.0 million and $0.5 million in other comprehensive loss for the nine months ended September 25, 2011 and September 19, 2010, respectively. No hedge ineffectiveness was recorded during the quarters and nine months ended September 25, 2011 and September 19, 2010. In conjunction with the refinancing, the Company paid $1.2 million to terminate the swap. The fair value balance of the swap at termination remains in accumulated other comprehensive loss and is amortized to interest expense over the remaining life of the original swap (through August 8, 2012). As of September 25, 2011, accumulated other comprehensive loss included $1.2 million of unamortized loss relating to the terminated swap.
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
The Company exercised the 30-day grace period related to the semi-annual interest payment due on August 15, 2011, and on September 13, 2011, the Company made the $7.0 million semi-annual interest payment.
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
Holders who convert their Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, or dissolution, the holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 25, 2011, none of the conditions allowing holders of the Notes to convert or requiring the Company to repurchase the Notes had been met. The Company may not redeem the Notes prior to maturity.

Concurrent with the issuance of the Notes, the Company entered into note hedge transactions with certain financial institutions whereby if the Company was required to issue shares of its common stock upon conversion of the Notes, the Company had the option to receive up to 8.9 million shares of its common stock when the price of the Company’s common stock was between $37.13 and $51.41 per share upon conversion, and the Company sold warrants to the same financial institutions whereby the financial institutions had the option to receive up to 17.8 million shares of the Company’s common stock when the price of the Company’s common stock exceeded $51.41 per share upon conversion. The cost of the note hedge transactions to the Company was approximately $52.5 million, $33.4 million net of tax, and was accounted for as an equity transaction. The Company received proceeds of $11.9 million related to the sale of the warrants, which was also classified as equity. In connection with the refinancing, the note hedge and warrant transactions related to the Notes were terminated.
Bridge Term Loan Facility
On September 13, 2011, the Company entered into a bridge term loan facility in the maximum amount of up to $25.0 million with certain of the holders of the Notes and Cantor Fitzgerald Securities, as the administrative agent for the lenders. The bridge term loan facility provided for the extension of term loans in the aggregate principal amount of up to $25.0 million, $14.7 million of which was loaned to the Company on the closing date of the bridge term loan facility, and the remainder of which was funded into an escrow account maintained by the administrative agent for the lenders. The proceeds in the escrow account did not constitute property of the Company or loans made to the Company, and did not constitute collateral securing any obligations of the Company. The Company was be able to request disbursements from time to time from the amounts remaining in the escrow account, which disbursements were then be deemed loans made to the Company under the bridge term loan facility, subject to satisfaction of drawing conditions. Subsequent to September 25, 2011 but prior to the closing of the refinancing, the Company borrowed the remaining amounts funded into the escrow account.
The interest rate on the bridge term loan facility was 15% per year and the commitment fee on the unused portion of the facility held in the escrow account was 15% per year. Additional default interest at the rate of 2% per year would have become payable upon the occurrence and during the continuance of an event of default under the bridge term loan facility.
The bridge term loan facility matured upon the closing of the Company’s refinancing. Upon maturity, the principal amount of the bridge term loan facility was exchanged for an equal principal amount of the Second-Lien Senior Secured Notes due 2016.
Fair Value of Financial Instruments
The estimated fair values of the Company’s debt as of September 25, 2011 and December 26, 2010 were $520.5 million and $498.0 million, respectively. The fair value of the Notes is based on quoted market prices. The fair value of the other long-term debt approximates carrying value.
4. Restructuring
In an effort to continue to effectively manage costs, during the fourth quarter of 2010, the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011 by eliminating a total of 64 positions, including 35 existing and 29 open positions.
The following table presents the restructuring reserves at September 25, 2011, as well as activity during the year (in thousands):

	Balance at			Balance at
	December 26,			September 25,
	2010	Payments	Adjustments	2011
Personnel related costs	$2,032	$(1,480)	$—	$552
Other associated costs	10	(10)	—	—

Total	$2,042	$(1,490)	$—	$552

In the consolidated balance sheet as of September 25, 2011, the reserve for restructuring costs is recorded in other accrued liabilities.

5. Discontinued Operations
During the nine months ended September 25, 2011, the entire component comprising the third-party logistics operations was discontinued and former logistics customers are no longer customers of the Company. As part of the divestiture, the Company transitioned some of the operations and personnel to other logistics providers. There will not be any future cash inflows received from these logistics customers and no cash outflows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested logistics operations.
During the year ended December 26, 2010, the Company recorded a $5.0 million valuation allowance to adjust the carrying value of the net assets of its discontinued operations to the estimated fair value less costs to sell. As a result of better than expected cash collections of the accounts receivable, the Company reduced the valuation allowance against the net assets of its discontinued operations by $2.6 million during the second quarter of 2011.
The following table includes the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	September 25,	December 26,
	2011	2010
Accounts receivable, net of allowance	$1,467	$10,319
Property and equipment, net	—	721
Deferred tax asset	114	648
Other assets	150	178

Subtotal	1,731	11,866
Valuation allowance	(1,281)	(4,983)

Total current assets of discontinued operations	$450	$6,883

	September 25,	December 26,
	2011	2010
Accounts payable	$126	$890
Other accrued liabilities	91	2,809

Total current liabilities of discontinued operations	$217	$3,699

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010

Operating revenue	$67	$13,441	$13,750	$39,224
Operating income (loss)	130	(482)	1,495	(2,550)
Net income (loss)	120	(471)	951	(2,495)
The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 25,	September 19,
	2011	2010

Cash provided by (used in) operating activities	$5,785	$(7,121)
Cash used in investing activities	(57)	(271)

Net increase (decrease) in cash from discontinued operations	$5,728	$(7,392)

6. Assets Held for Sale and Impairment Charge
Assets held for sale as of September 25, 2011 and December 26, 2010 include three new cranes which are not yet in service. These cranes were initially being constructed for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, the Company is currently marketing these cranes for sale and expects to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, the Company recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell of $15.4 million.
Assets held for sale as of September 25, 2011 also includes three refurbished cranes currently in use in the Company’s Guam terminal operations. The Company is currently marketing these cranes for sale and expects to complete the sale within one year. As a result of the reclassification to assets held for sale during the third quarter of 2011, the Company recorded an impairment charge of $2.2 million to write down the carrying value of the cranes to their estimated fair value less costs to sell of $7.0 million.
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
8. Stock-Based Compensation
Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares, and vested shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employees who were granted such options/restricted shares are continuously employed by the Company or its subsidiaries through such date, and provided performance based criteria, if any, are met. In addition, recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.
The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010

Stock options	$—	$53	$60	$374
Restricted stock / vested shares	176	227	410	1,384
Restricted stock units	42	—	81	—
ESPP	—	47	31	132

Total	$218	$327	$582	$1,890

Stock Options
The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. As of September 25, 2011, there was no unrecognized compensation costs related to stock options granted. A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term (years)	(000’s)
Outstanding at December 26, 2010	1,437,713	$15.78
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	9.38
Expired	(68,926)	17,71

Outstanding at September 25, 2011	1,358,787	$15.73	5.11	$—

Vested and exercisable at September 25, 2011	1,358,787	$15.73	5.11	$—

Restricted Stock
A summary of the status of the Company’s restricted stock awards as of September 25, 2011 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 26, 2010	631,705	$5.64
Granted	83,565	3.59
Vested	(27,047)	12.93
Forfeited	(95,253)	7.17

Nonvested at September 25, 2011	592,970	$4.77

As of September 25, 2011, there was $1.0 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
On June 2, 2011, the Company granted a total of 513,317 restricted stock units (“RSUs”) to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Based on the closing price of the Company’s common stock on the grant date, the total fair value of the RSUs granted was $0.6 million. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). The RSUs will vest June 2, 2012, subject to continued service on the Board of Directors through that date. The RSUs will be settled in cash once the grantee ceases to serve on the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the period end closing price. Based on the value of the Company’s Common Stock on September 25, 2011, there was $0.2 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a period of eight months.
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
Net (loss) income per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
Numerator:
Net (loss) income from continuing operations	$(126,487)	$8,218	$(166,805)	$648
Net income (loss) from discontinued operations	120	(471)	951	(2,495)

Net (loss) income	$(126,367)	$7,747	$(165,854)	$(1,847)

Denominator:
Denominator for basic net (loss) income per common share:
Weighted average shares outstanding	30,907	30,865	30,858	30,526

Effect of dilutive securities:
Stock-based compensation	—	331	—	—

Denominator for diluted net (loss) income per common share	30,907	31,196	30,858	30,526

Basic and diluted net (loss) income per common share
From continuing operations	$(4.09)	$0.26	$(5.40)	$0.02
From discontinued operations	0.00	(0.01)	0.03	(0.08)

Basic and diluted net (loss) income per common share	$(4.09)	$0.25	$(5.37)	$(0.06)

A total of 30,976 and 309,997 shares have been excluded from the denominator during the nine months ended September 25, 2011 and September 19, 2010, respectively as the impact would be anti-dilutive.
Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 158,747 shares have been included in the denominator for basic net income per share for these participating securities during the quarter September 19, 2010. A total of and 104,059 and 126,602 shares have been excluded from the denominator for basic net loss per share during the quarter and nine months ended September 25, 2011, respectively, and a total of 134,555 shares have been excluded from the denominator for basic net loss per share during the nine months September 19, 2010.
10. Comprehensive (Loss) Income
Comprehensive (loss) income is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010

Net (loss) income	$(126,367)	$7,747	$(165,854)	$(1,847)
Change in fair value of interest rate swap	536	(35)	1,010	461
Amortization of pension and post-retirement benefit transition obligation	118	104	354	310

Comprehensive (loss) income	$(125,713)	$7,816	$(164,490)	$(1,076)

11. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 25, 2011		December 26, 2010
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$155,966	$73,219	$152,641	$78,174
Containers	36,429	22,292	37,212	24,089
Chassis	14,944	6,261	14,524	6,665
Cranes	27,464	15,492	26,743	16,253
Machinery and equipment	32,546	12,589	29,756	11,368
Facilities and land improvements	26,187	20,557	26,368	21,183
Software	25,886	2,029	23,837	1,605
Construction in progress	5,051	5,051	7,635	7,635

Total	$324,473	$157,490	$318,716	$166,972

12. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 25,	December 26,
	2011	2010
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	32,206	14,906

Total intangibles with definite lives	237,436	220,136
Accumulated amortization	(157,717)	(139,312)

Net intangibles with definite lives	79,719	80,824
Goodwill	196,643	314,149

Intangible assets, net	$276,362	$394,973

As discussed in Note 3, as result of the Company’s efforts to refinance its existing debt and the 2011 amendments of the Senior Credit Facility, the Company paid $17.3 million in financing costs during the first nine months of 2011.
During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, the Company reviewed goodwill for impairment. A discounted cash flow method was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. As of the date of this filing, the Company has not yet completed the analysis due to the complexities involved in determining the implied fair value of the goodwill. However, based on the work performed to date, the Company has concluded that an impairment loss is probable and can be reasonably estimated. The Company’s preliminary step two analysis indicates that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeds book value. Thus, the goodwill impairment is due to both the deterioration in earnings and the appreciation in value of certain of the Company’s underlying assets. As such, the Company recorded a $117.5 million goodwill impairment charge, representing the Company’s best estimate of the impairment. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amount. Such adjustment may be material.

13. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 25,	December 26,
	2011	2010
Vessel operations	$17,917	$20,147
Payroll and employee benefits	14,251	13,996
Marine operations	11,570	8,777
Terminal operations	10,255	11,863
Fuel	3,154	8,032
Interest	6,174	7,344
Legal settlements	11,000	12,767
Restructuring	552	1,853
Other liabilities	23,254	23,720

Total other accrued liabilities	$98,127	$108,499

Other accrued liabilities of $23.3 million as of September 25, 2011 includes $1.1 million related to the unpaid portion of a separation agreement with the Company’s former chief executive officer.
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
As discussed in Note 6, the Company has classified certain of its crane assets as held for sale. The estimated fair value of these assets was determined by comparing the crane assets to similar cranes that have been purchased or sold during recent months.
On a recurring basis, the Company measured the interest rate swap at its estimated fair value. The fair value of the swap was determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The unrealized loss on the interest rate swap of $1.7 million is classified within level 2 of the fair value hierarchy. Due to the termination of the swap in October 2011, the Company will not measure the swap at its estimated fair value in future periods.
No other assets or liabilities are measured at fair value under the hierarchy as of September 25, 2011.
15. Pension and Post-retirement Benefit Plans
The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.
Pension Plans
The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 25, 2011. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended September 25, 2011 and September 19, 2010, and $0.5 million during each of the nine months ended September 26, 2011 and September 20, 2010.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 25, 2011 and September 19, 2010, and $0.3 million and $0.2 million during the nine months ended September 25, 2011 and September 19, 2010, respectively.
The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2011.
Post-retirement Benefit Plans
In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended September 25, 2011 and September 19, 2010, and $0.4 million during each of the nine months ended September 25, 2011 and September 19, 2010.
Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 25, 2011 and September 19, 2010, and $0.3 million during each of the nine months ended September 25, 2011 and September 19, 2010.
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
As part of the court’s judgment, the Company was placed on probation until the fine is fully paid. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the federal sentencing guidelines requirements, including antitrust education to key personnel.

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
Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. On June 11, 2009, the Company entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL. Under the settlement agreement, as of October 28, 2011, the Company has paid $20.0 million and has agreed to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
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
In addition, the Company has actively engaged in discussions with a number of shippers in the Puerto Rico trade that have opted out of the MDL settlement. The Company has reached commercial agreements with several of those shippers, with the condition that the shipper relinquishes any existing antitrust claims. As of November 4, 2011, the Company has reached such commercial agreements with four of its major customers that opted out of the MDL settlement. In some cases, as part of the agreement, the Company has agreed to future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met. The Company will seek to enter into similar agreements with certain other shippers in the ordinary courses.
Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, the Company filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. The plaintiffs filed an amended consolidated class action complaint on May 28, 2010, and on July 12, 2010, the Company filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit. On September 29, 2011, the Court of Appeals affirmed the Court’s decision to dismiss the amended complaint.
One district court case remains in the District of Alaska, relating to the Alaska tradelane. The Company and the class plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against the Company and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. On October 31, 2011, the plaintiff dismissed its complaint against the Company.
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
Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against the Company and the other defendants. Pursuant to the settlement agreement, each of the defendants agreed to pay a one-third share of the total settlement amount of $5.3 million, and, accordingly, the Company paid $1.8 million as its share of the settlement amount. Pursuant to the settlement agreement, the settling defendants received a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico.
On December 31, 2008, a securities class action lawsuit was filed against the Company by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware. The complaint purported to be on behalf of purchasers of the Company’s common stock. The complaint alleged, among other things, that the Company made material misstatements and omissions in connection with alleged price-fixing in the Company’s shipping business in Puerto Rico in violation of antitrust laws. The Company filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and the Company filed a motion to dismiss the amended complaint on February 12, 2010. The Company’s motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint, and on August 24, 2011 the Court of Appeals affirmed the Court’s decision to dismiss the amended complaint.
Through September 25, 2011, the Company has incurred approximately $32.0 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.
Environmental Matters
The Company is subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. The Company has been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving one of the Company’s vessels. The Company is fully and proactively cooperating with these investigations. During the year ended December 26, 2010, the Company recorded a provision in its Consolidated Statement of Operations of $0.5 million related to this contingency. During the second quarter of 2011, the Company recorded an additional $1.0 million for a total of $1.5 million, which represents the Company’s best estimate of the potential liability. It is possible that the outcome of the investigation could result in a fine greater than $1.5 million or other actions against the Company that could have an adverse effect on the Company’s business and operations.
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

The Company has an interest in the variable interest entities (“VIE”) created in conjunction with the SFL transactions. However, based on a qualitative assessment as of September 25, 2011, the Company has determined it is not the primary beneficiary of the VIEs. The Company’s power to direct activities that most significantly impact the VIEs’ economic performance is limited to the maintenance and repair of the vessels. The Company’s maintenance and repair activities are performed primarily to conform to the requirements of the U.S. Coast Guard and to maintain the vessels’ on-time departure and arrival schedules. The Company’s obligation to absorb losses related to the residual guarantee or receive benefits related to the pre-agreed purchase price at the end of the twelve-year period are not considered to be significant to the cash flows of the VIE.
Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations and the residual guarantee. The Company is accounting for the leases as operating leases. The residual guarantee is recorded at its fair value of approximately $0.3 million as a liability on the Company’s consolidated balance sheets as of September 25, 2011 and December 26, 2010.
Standby Letters of Credit
The Company has standby letters of credit primarily related to its property and casualty insurance programs. On September 25, 2011 and December 26, 2010, amounts outstanding on these letters of credit totaled $19.1 million and $11.3 million, respectively.
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
18. Subsequent Events
Comprehensive Refinancing
On October 5, 2011, the Company completed its offer to exchange $327.8 million in aggregate principal amount of its Notes, representing 99.3% of the aggregate principal amount of the Notes outstanding, for (i) 25.1 million shares of its common stock, (ii) 24.6 million warrants to purchase shares of its common stock (the “Warrants”) and (iii) $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, the “New Notes”).
Concurrently with the exchange offer, the Company obtained consents from the participating holders and entered into a supplemental indenture to the indenture governing the Notes in connection with certain amendments to eliminate or amend substantially all of the restrictive covenants, and modify certain of the events of default and various other provisions.
Concurrently with the consummation of the exchange offer, Horizon Lines, LLC issued (i) $225.0 million aggregate principal amount of new 11.00% First-Lien Senior Secured Notes due 2016 (the “First Lien Secured Notes”) and (ii) $100.0 million of new 13.00%-15.00% Second-Lien Senior Secured Notes due 2016 (the “Second Lien Secured Notes”). Horizon Lines, LLC also entered into a new $100.0 million asset-based revolving credit facility (the “New ABL Facility”) at the consummation of the exchange offer.
The Series A Notes and the Series B Notes are each fully and unconditionally guaranteed by all of the Company’s domestic subsidiaries (collectively, the “Notes Guarantors”).The New Notes were issued pursuant to an indenture, which the Company and the Guarantors entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “New Notes Indenture”). The New Notes will bear interest at a rate of 6.00% per annum, payable semi-annually. The Series A Notes will mature on April 15, 2017 and are convertible, at the option of the holders, and at the Company’s option under certain circumstances beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or Warrants, as the case may be. The Series B Notes are mandatorily convertible into shares of the Company’s Common Stock or Warrants, as the case may be, in two equal installments of $49.7 million each on the three-month and nine-month anniversaries of the consummation of the exchange offer, subject to certain conditions including continued listing on a national exchange.

The Warrants were issued pursuant to a Warrant Agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each Warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In lieu of payment of the exercise price, a Warrant holder will have the right (but not the obligation) to require the Company to convert its Warrants, in whole or in part, into shares of its common stock, and the Company will withhold, from the shares of common stock that would otherwise be delivered to such Warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.
Notwithstanding the foregoing, Warrant holders will not be permitted to exercise or convert their Warrants if and to the extent the shares of common stock issuable upon exercise or conversion would constitute “excess shares” (as defined in the Company’s certificate of incorporation) if they were issued. In addition, a Warrant holder who cannot establish to the Company’s reasonable satisfaction that it (or, if not the holder, the person that the holder has designated to receive the common stock upon exercise or conversion) is a United States citizen, will not be permitted to exercise or convert its Warrants to the extent the receipt of the common stock upon exercise or conversion would cause such person or any person whose ownership position would be aggregated with that of such person to exceed 4.9% of the Company’s outstanding common stock.
Use of the New ABL Facility is subject to compliance with a customary borrowing base limitation. The New ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to a sublimit to be mutually agreed upon, with Wells Fargo serving as administrative agent and collateral agent. The New ABL Facility will mature on October 5, 2016 (but 90 days earlier if the First Lien Secured Notes and the Second Lien Secured Notes are not repaid or refinanced as of such date). The interest rate on the New ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to .50% per annum will accrue on unutilized commitments under the New ABL Facility.
The New ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million and (ii) 12.5% of the maximum commitment under the New ABL Facility. In addition, the New ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, prepayments debt, conduct of business and change of control. The New ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default.
The Company used proceeds of $266.5 million to repay existing borrowings and accrued interest under the Senior Credit Facility, $1.9 million of accrued interest under the Notes, and $15.7 million for fees and refinancing related expenses. The Company received the remaining proceeds of $15.9 million. As of October 24, 2011, there were no outstanding borrowings under the New ABL Facility and total unused borrowing capacity was $55.5 million.

The following table sets forth the gain on extinguishment of debt the Company expects to record during the 4th quarter of 2011 (in thousands):

Book value of 4.25% notes	$319,956
Fair value of 4.25% notes	(296,640)

Gain on extinguishment of debt	$23,316

The long-term debt associated with the Series A Notes and Series B Notes will be recorded on the Company’s balance sheet at the fair value as of the closing date. The difference between the fair value and the face value of the debt will be recognized as non-cash interest expense over the term of the debt. The embedded conversion options within the Series A Notes and the Series B Notes will be recorded as a liability on the balance sheet and will be marked-to-market each quarter. The changes to fair value of the conversion options will be recorded in interest expense.
The following table sets forth the Company’s cash and capitalization, including the funded balances of its debt obligations, as of September 25, 2011 on an actual basis and on a pro forma basis to give effect to the refinancing (in thousands):

	September 25, 2011
	Actual	Pro Forma

Cash	$13,656	$33,337

Long-term debt, including current portion:
Senior credit facility	$269,688	$—
4.25% convertible notes due 2012	330,000	2,244
Bridge loan	14,657	—
Capital lease	7,957	7,957
6.0% convertible notes due 2017	—	278,104
First lien notes	—	225,000
Second lien notes	—	100,000

Total long-term debt, including current portion	622,302	613,305

Stockholder’s (deficiency) equity:
Preferred stock	—	—
Common stock	347	598
Treasury stock	(78,538)	(78,538)
Additional paid-in capital	193,924	229,784
Accumulated deficit	(239,698)	(222,105)
Accumulated other comprehensive (loss) income	(308)	121

Total stockholder’s (deficiency) equity	(124,273)	(70,140)

Total capitalization	$498,029	$543,165

Five Star Express Service
During the 3rd quarter of 2011, the Company began a review of strategic alternatives for its Five Star Express (“FSX”) service. As a result of several factors, including the projected continuation of volatile trans-Pacific freight rates, high fuel prices, and operating losses, the Company determined it will discontinue its FSX service. On October 21, 2011, the Company finalized a decision to terminate the FSX service, and the Company expects to cease all operations related to its FSX service during the 4th quarter of 2011. It is expected the entire component comprising the FSX service will be discontinued. As such, there will not be any future cash inflows received from the FSX customers and no significant cash outflows related to these operations. In addition, the Company does not expect to have any significant continuing involvement in the FSX operations after the termination of the service. As a result, the Company expects the FSX service will be classified as discontinued operations beginning in the Company’s fiscal 4th quarter and all prior periods will be revised to conform to this presentation.
As a result of the shutdown of its FSX service, the Company expects to record a pretax restructuring charge of approximately $105 million to $110 million during the 4th quarter of 2011. This charge includes costs to return excess rolling stock equipment, severance, and facility and vessel lease expense, net of estimated sublease income.

NYSE Suspension of Trading
Due to the recent decline in the Company’s market capitalization, as determined by multiplying the price per share of its common stock times the number of shares outstanding, on October 13, 2011, the New York Stock Exchange (“NYSE”) issued a press release announcing that trading of the Company’s common stock will be suspended, effective prior to the opening of trading on October 20, 2011. On October 20, 2011, the Company’s common stock began trading on the over-the-counter (“OTC”) market under a new stock symbol, HRZL. The Company is appealing the NYSE ruling. During the appeal process, its common stock will remain listed on the NYSE, but trade on the OTC. A delisting of the Company’s common stock is not considered an event of default under the Notes or the New Notes. However, in order for the Company to exercise the conversion option related to the New Notes, its common stock is required to be listed on a national exchange.
Other Events
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
Executive Overview
Softening trans-Pacific freight rates associated with our China service and lower container volumes in each of our domestic tradelanes caused our third quarter 2011 results of operations to decline compared to the third quarter of 2010. In addition, the loss of steady month to month revenue from our previous trans-Pacific agreement and the expiration of certain equipment sharing agreements with Maersk also negatively impacted our 2011 results of operations as compared to 2010. We are continuing our efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, and pursuing the sale of selected assets.
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
Container volumes during the quarter and nine months ended September 25, 2011 increased over the quarter and nine months ended September 19, 2010 due to the commencement of our China service. Operating revenue for the quarter and nine months ended September 25, 2011 increased as a result of the higher container volumes, higher fuel surcharges, and improved third party terminal services, which was partially offset by the loss of revenue under various transportation services agreements.
The increase in operating expense during the quarter ended September 25, 2011 is primarily due to higher fuel prices and transportation expenses associated with the container volumes in our China service. The increase in operating expense during the nine months ended September 25, 2011 is primarily due to higher fuel prices and transportation expenses associated with the container volumes in our China service and an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is largely due to a separation agreement with our former chief executive officer, an increase in legal and professional expenses associated with the Department of Justice (“DOJ”) antitrust investigation and related legal proceedings, costs incurred in conjunction with our refinancing efforts, and expenses associated with our international operations, partially offset by a reversal of a portion of the charge recorded for the DOJ settlement and a decrease in stock-based compensation expense.
During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. As of the date of this filing, we have not yet completed the analysis due to the complexities involved in determining the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Our preliminary step two analysis indicates that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeds book value. Thus, the goodwill impairment is due to both the deterioration in earnings and the appreciation in value of certain of our underlying assets. As such, we recorded a $117.5 million goodwill impairment charge, representing our best estimate of the impairment. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amount. Such adjustment may be material.

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
	($ in thousands)
Operating revenue	$321,944	$297,612	$914,826	$863,657
Operating expense	435,398	279,505	1,046,008	833,436

Operating (loss) income	$(113,454)	$18,107	$(131,182)	$30,221

Operating ratio	135.2%	93.9%	114.3%	96.5%
Revenue containers (units)	80,155	65,726	226,892	190,610
Average unit revenue	$3,783	$3,921	$3,789	$3,936
We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management team to make day-to-day operating decisions, (iii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (iv) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by us of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as debt service, capital expenditures, and dry-docking payments. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses.

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
Net (loss) income	$(126,367)	$7,747	$(165,854)	$(1,847)
Net income (loss) from discontinued operations	120	(471)	951	(2,495)

Net (loss) income from continuing operations	(126,487)	8,218	(166,805)	648

Interest expense, net	13,418	9,834	37,044	29,510
Income tax (benefit) expense	(323)	45	(1,994)	48
Depreciation and amortization	14,765	15,144	45,416	43,390

EBITDA	(98,627)	33,241	(86,339)	73,596

Goodwill impairment	117,506	—	117,506	—
Impairment charge	2,203	1,799	5,021	1,799
Department of Justice antitrust investigation costs	679	1,475	3,806	3,463
Loss on modification of debt/other refinancing costs	30	—	1,538	—
Union/other severance charge	101	108	3,066	468
Legal settlements/contingencies	—	—	(18,202)	—

Adjusted EBITDA	$21,892	$36,623	$26,396	$79,326

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

The tables below present a reconciliation of net (loss) income to adjusted net (loss) income and net (loss) income per share to adjusted net (loss) income per share (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
Net (loss) income	$(126,367)	$7,747	$(165,854)	$(1,847)
Net income (loss) from discontinued operations	120	(471)	951	(2,495)

Net (loss) income from continuing operations	(126,487)	8,218	(166,805)	648

Adjustments:

Goodwill impairment	117,506	—	117,506	—
Impairment charge	2,203	1,799	5,021	1,799
Department of Justice antitrust investigation costs	679	1,475	3,806	3,463
Loss on modification of debt/other refinancing costs	30	—	1,538	—
Union/other severance charge	101	108	3,066	468
Accretion of legal settlement	263	—	547	—
Legal settlements/contingencies	—	—	(18,202)	—
Tax impact of adjustments	97	(169)	(647)	(182)

Total adjustments	120,879	3,213	112,635	5,548

Adjusted net (loss) income	$(5,608)	$11,431	$(54,170)	$6,196

	Quarters Ended		Nine Months Ended
	September 25,	September 19,	September 25,	September 19,
	2011	2010	2011	2010
Net (loss) income per share	$(4,09)	$0.25	$(5.37)	$(0.06)
Net income (loss) per share from discontinued operations	0.00	(0.01)	0.03	(0.08)

Net (loss) income per share from continuing operations	(4.09)	0.26	(5.40)	0.02

Adjustments:
Goodwill impairment	3.80	—	3.81	—
Impairment charge	0.07	0.06	0.16	0.06
Department of Justice antitrust investigation costs	0.02	0.05	0.12	0.11
Loss on modification of debt/other refinancing costs	—	—	0.05	—
Union/other severance charge	0.01	—	0.10	0.01
Accretion of legal settlement	0.01	—	0.02	—
Legal settlement/contingencies	—	—	(0.59)	—
Tax impact of adjustments	—	—	(0.02)	(0.01)

Total adjustments	3.91	0.11	3.65	0.17

Adjusted net (loss) income per share	$(0.18)	$0.37	$(1.75)	$0.19

Recent Developments
Comprehensive Refinancing
On October 5, 2011, we completed a comprehensive refinancing. The refinancing included: 1) the exchange of $327.8 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2012 for 25.1 million shares of our common stock, 24.6 million warrants to purchase shares of our common stock, $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017, and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes, 2) the issuance of $225.0 million aggregate principal amount of new 11.00% First-Lien Senior Secured Notes due 2016, and 3) the issuance of $100.0 million of new 13.00%-15.00% Second-Lien Senior Secured Notes due 2016. We also entered into a new $100.0 million asset-based revolving credit facility.

Our 2010 annual report on Form 10-K included disclosure that expressed substantial doubt about our ability to continue as a going concern as a result of the consideration of compliance with debt covenants throughout 2011. However, the consolidated financial statements were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfactions of liabilities in the normal course of business for a reasonable period following the date of those financial statements. We believe the October 5, 2011 refinancing transactions have resolved the concern as to compliance with debt covenants throughout the remainder of 2011. In addition, we believe we will be in compliance with our debt covenants through 2012.
Five Star Express Service
During the 3rd quarter of 2011, we began a review of strategic alternatives for our Five Star Express (“FSX”) service. As a result of several factors, including the projected continuation of volatile trans-Pacific freight rates, high fuel prices, and operating losses, we decided to discontinue our FSX service. On October 21, 2011, we finalized a decision to terminate the FSX service, and we expect to cease all operations related to our FSX service during the 4th quarter of 2011. We expect the entire component comprising the FSX service will be discontinued. As such, there will not be any future cash inflows received from the FSX customers and no significant cash outflows related to these operations. In addition, we do not expect to have any significant continuing involvement in the FSX operations after the termination of the service. As a result, we expect the FSX service will be classified as discontinued operations beginning in our fiscal 4th quarter and all prior periods will be revised to conform to this presentation.
As a result of the shutdown of our FSX service, we expect to record a pretax restructuring charge of approximately $105 million to $110 million during the 4th quarter of 2011. This charge includes costs to return excess rolling stock equipment, severance, and facility and vessel lease expense, net of estimated sublease income.
NYSE Suspension of Trading
Due to the recent decline in our market capitalization, as determined by multiplying the price per share of our common stock times the number of shares outstanding, on October 13, 2011, the New York Stock Exchange (“NYSE”) issued a press release announcing that trading in our common stock will be suspended, effective prior to the opening of trading on October 20, 2011. On October 20, 2011, our common stock began trading on the over-the-counter (OTC) market under a new stock symbol, HRZL. We are appealing this ruling. During the appeal process, our common stock will remain listed on the NYSE, but trade on the OTC. A delisting of our common stock is not considered an event of default under the Notes or the New Notes. However, in order for us to exercise the conversion option related to the New Notes, our common stock is required to be listed on a national exchange.
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
We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 25, 2011. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 as filed with the Securities and Exchange Commission (“SEC”).
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

Quarter Ended September 25, 2011 Compared with the Quarter September 19, 2010

	Quarters Ended
	September 25,	September 19,
	2011	2010	Change	% Change
	($ in thousands)
Operating revenue	$321,944	$297,612	$24,332	8.2%
Operating expense:
Vessel	112,724	95,727	16,997	17.8%
Marine	63,491	51,983	11,508	22.1%
Inland	54,573	46,671	7,902	16.9%
Land	37,832	37,451	381	1.0%
Rolling stock rent	12,246	9,972	2,274	22.8%

Cost of services	280,866	241,804	39,062	16.2%
Depreciation and amortization	10,869	10,834	35	0.3%
Amortization of vessel dry-docking	3,896	4,310	(414)	(9.6)%
Selling, general and administrative	20,247	20,222	25	0.1%
Goodwill impairment	117,506	—	117,506	100.0%
Impairment charge	2,203	1,799	404	22.5%
Miscellaneous income, net	(189)	536	(725)	(135.3)%

Total operating expense	435,398	279,505	155,893	55.8%

Operating (loss) income	$(113,454)	$18,107	$(131,561)	(726.6)%

Operating ratio	135.2%	93.9%		41.3%
Revenue containers (units)	80,155	65,726	14,429	22.0%
Average unit revenue	$3,783	$3,921	$(138)	(3.5)%
Operating Revenue. Our operating revenue increased $24.3 million, or 8.2% during the quarter ended September 25, 2011 as compared to the quarter ended September 19, 2010. This revenue increase can be attributed to the following factors (in thousands):

International revenue	$30,130
Bunker and intermodal fuel surcharges increase	22,578
Domestic revenue container rate decrease	(944)
Other non-transportation revenue increase	(1,469)
Domestic revenue container volume decrease	(7,493)
Space charter revenue decrease	(18,470)

Total operating revenue increase	$24,332

The increase in international revenue is due to the commencement of our FSX service in December 2010. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.9% of total revenue in the quarter ended September 25, 2011 and approximately 14.6% of total revenue in the quarter ended September 19, 2010. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in domestic revenue container volume is due to soft market conditions in all of our tradelanes. The decrease in space charter revenue is primarily due to the expiration of our trans-Pacific agreements with Maersk in December 2010.
Cost of Services. The $39.1 million increase in cost of services is primarily due to higher fuel costs as a result of increased fuel prices, incremental variable costs associated with our FSX service that was not operating in the third quarter of 2010, and higher marine costs due to the expiration of certain equipment sharing arrangements.

Vessel expense, which is not primarily driven by revenue container volume, increased $17.0 million for the quarter ended September 25, 2011 compared to the quarter ended September 19, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$19,504
Labor and other vessel operating expense decrease	(1,626)
Vessel space charter expense decrease	(221)
Vessel lease expense decrease	(660)

Total vessel expense increase	$16,997

The $19.5 million of higher fuel costs is comprised of a $20.5 million increase due to rising fuel prices, slightly offset by a $1.0 million decrease due to fewer vessel operating days during 2011. The decrease in labor and other vessel operating expense is due to the fewer vessel operating days during 2011 and concessions from our vessel union partners. The decrease in vessel lease expense is due to the amendment of the charter hire payments to reflect concessions for certain of our vessels.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $11.5 million increase in marine expense during the quarter ended September 25, 2011 is primarily due to the increase in container volumes related to our FSX service and the associated lift costs to reposition empty containers, as well as additional lift costs due to the expiration of equipment sharing agreements.
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
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	September 25,	September 19,
	2011	2010	% Change
	(in thousands)
Land expense:
Maintenance	$14,357	$13,969	2.8%
Terminal overhead	14,361	13,840	3.8%
Yard and gate	7,380	7,745	(4.7)%
Warehouse	1,734	1,897	(8.6)%

Total land expense	$37,832	$37,451	1.0%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $2.3 million during the quarter ended September 25, 2011 as compared to the quarter ended September 19, 2010. This increase is due to a higher quantity of leased containers and chassis to fund our international and Hawaii operations.

Depreciation and Amortization. Depreciation and amortization of $10.9 million during the quarter ended September 25, 2011 was flat as compared to the quarter ended September 19, 2010. The increase in depreciation and amortization-other was due to additional owned containers to support our international operations and the depreciation associated with certain modifications to leased vessels. This increase was offset by a decrease in depreciation-owned vessels as a result of certain vessel related assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	September 25,	September 19,
	2011	2010	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$1,958	$2,351	(16.7)%
Depreciation and amortization—other	3,833	3,407	12.5%
Amortization of intangible assets	5,078	5,076	0.0%

Total depreciation and amortization	$10,869	$10,834	0.3%

Amortization of vessel dry-docking	$3,896	$4,310	(9.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.9 million during the quarter ended September 25, 2011 compared to $4.3 million for the quarter ended September 19, 2010. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs of $20.2 million for the quarter ended September 25, 2011 was flat compared to the quarter ended September 19, 2010. The $0.3 million of costs incurred in connection with the U.S. Coast Guard and U.S. Attorney’s investigation of one of our vessels and a $0.3 million increase in general legal fees were offset by a $0.8 million reduction in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings.
Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. As of the date of this filing, we have not yet completed the analysis due to the complexities involved in determining the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Our preliminary step two analysis indicates that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeds book value. Thus, the goodwill impairment is due to both the deterioration in earnings and the appreciation in value of certain of our underlying assets. As such, we recorded a $117.5 million goodwill impairment charge, representing our best estimate of the impairment. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amount. Such adjustment may be material.
Impairment Charge. We are currently marketing our refurbished cranes used in our Guam terminal operations for sale and expect to complete the sale within one year. As a result of the reclassification to assets held for sale during the third quarter of 2011, we recorded an impairment charge of $2.2 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.
The impairment charge of $1.8 million recorded during the quarter ended September 19, 2010 related to certain leased equipment not expected to be deployed during the foreseeable future.
Miscellaneous Income, Net. Miscellaneous income, net decreased $0.7 million during the quarter ended September 25, 2011 compared to the quarter ended September 19, 2010 primarily as a result of lower bad debt expense and an increase in the gain on sale of assets.
Interest Expense, Net. Interest expense, net increased to $13.4 million for the quarter ended September 25, 2011 compared to $9.8 million for the quarter ended September 19, 2010, an increase of $3.6 million or 36.7%. This increase is primarily a result of higher debt balances outstanding, an increase in interest rates due to the amendment to the Senior Credit Facility, interest associated with a capital lease, and the accretion of non-cash interest related to our legal settlements. Commencing in the fourth quarter of 2011, we expect interest expense to increase further as a result of the refinancing and the associated higher interest rates.
Income Tax (Benefit) Expense. The effective tax rate for the quarters ended September 25, 2011 and September 19, 2010 was 0.3% and 0.5%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense, and only minimal state tax provisions during those periods.

Nine Months Ended September 25, 2011 Compared with the Nine Months September 19, 2010

	Nine Months Ended
	September 25,	September 19,
	2011	2010	Change	% Change
		($ in thousands)
Operating revenue	$914,826	$863,657	$51,169	5.9%
Operating expense:
Vessel	337,935	296,625	41,310	13.9%
Marine	185,262	157,521	27,741	17.6%
Inland	159,256	133,872	25,384	19.0%
Land	112,308	108,888	3,420	3.1%
Rolling stock rent	35,509	29,797	5,712	19.2%

Cost of services	830,270	726,703	103,567	14.3%
Depreciation and amortization	33,362	32,709	653	2.0%
Amortization of vessel dry-docking	12,054	10,681	1,373	12.9%
Selling, general and administrative	66,751	61,698	5,053	8.2%
Goodwill impairment	117,506	—	117,506	100.0%
Impairment charge	5,021	1,799	3,222	179.1%
Legal settlement	(19,202)	—	(19,202)	(100.0)%
Miscellaneous expense (income), net	246	(154)	400	(259.7)%

Total operating expense	1,046,008	833,436	212,572	25.5%

Operating (loss) income	$(131,182)	$30,221	$(161,403)	(534.1)%

Operating ratio	114.3%	96.5%		17.8%
Revenue containers (units)	226,892	190,610	36,282	19.0%

Average unit revenue	$3,789	$3,936	$(147)	(3.7)%
Operating Revenue. Our operating revenue increased $51.2 million, or 5.9% during the nine months ended September 25 2011 as compared to the nine months ended September 19, 2010. This revenue increase can be attributed to the following factors (in thousands):

International revenue	$82,591
Bunker and intermodal fuel surcharges increase	38,642
Other non-transportation revenue increase	3,230
Domestic revenue container rate increase	2,700
Domestic revenue container volume decrease	(16,836)
Space charter revenue decrease	(59,158)

Total operating revenue increase	$51,169

The increase in international revenue is due to the commencement of our FSX service in December 2010. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.1% of total revenue in the nine months ended September 25, 2011 and approximately 14.7% of total revenue in the nine months ended September 19, 2010. We adjust our bunker and intermodal fuel surcharges as a result of fluctuations in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in other non-transportation revenue is primarily due to higher third party terminal services. The increase in revenue due to higher container rates results from general rate increases to help offset contractual increases in our operating expenses. The decrease in revenue container volume due to continued soft market conditions in our Puerto Rico and Hawaii markets was partially offset by improvements in our Alaska and Guam tradelanes. The decrease in space charter revenue is due to the expiration of our trans-Pacific agreements with Maersk in December 2010.
Cost of Services. The $103.6 million increase in cost of services is primarily due to higher fuel costs as a result of rising fuel prices, incremental variable costs associated with our FSX service operating for the entire nine months, and higher marine costs due to the expiration of certain equipment sharing arrangements.

Vessel expense, which is not primarily driven by revenue container volume, increased $41.3 million for the nine months ended September 25, 2011 compared to the nine months ended September 19, 2010. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$46,436
Labor and other vessel operating expense decrease	(1,406)
Vessel lease expense decrease	(1,991)
Vessel space charter expense decrease	(1,729)

Total vessel expense increase	$41,310

The $46.4 million of higher in fuel costs is comprised of a $48.4 million increase due to rising fuel prices, slightly offset by a $2.0 million decrease due to fewer vessel operating days during 2011 and slight improvements in daily consumption. The decrease in labor and other vessel operating expense is due to fewer vessel operating days during 2011 and labor savings from our vessel union partners, partially offset by a $1.0 million provision recorded related to the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California investigations involving one of our vessels. During the nine months ended September 19, 2010 we purchased more space from a competitor due to unusually harsh winter weather conditions and mechanical issues that resulted in vessel downtime. We were not required to purchase this additional space from competitors during the nine months ended September 25, 2011. The decrease in vessel lease expense is due to the amendment of the charter hire payments to reflect concessions for certain of our vessels.
Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $27.7 million rise in marine expense during the nine months ended September 25, 2011 is primarily due to the increase in container volumes associated with our FSX service and the associated lift costs to reposition empty containers, as well as additional lift costs due to the expiration of equipment sharing agreements.
The $25.4 million increase in inland expense is primarily due to the growth in volumes as a result of the launch of our FSX service and higher fuel costs.
Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Nine Months Ended
	September 25,	September 19,
	2011	2010	% Change
	(in thousands)
Land expense:
Maintenance	$42,340	$39,785	6.4%
Terminal overhead	42,655	40,902	4.3%
Yard and gate	22,221	22,217	0.0%
Warehouse	5,092	5,984	(14.9)%

Total land expense	$112,308	$108,888	3.1%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities due to the increase in the number of containers and chassis in our fleet. Terminal overhead increased primarily due to higher utilities expenses.
Rolling stock expense increased $5.7 million during the nine months ended September 25, 2011 as compared to the nine months ended September 19, 2010. This increase is due to a larger quantity of leased containers and chassis to fund our international and Hawaii operations.

Depreciation and Amortization. Depreciation and amortization was $33.4 million during the nine months ended September 25, 2011 as compared to $32.7 during the nine months ended September 19, 2010. The increase in depreciation and amortization-other is primarily due to additional owned containers to support our international operations and the depreciation associated with certain modifications to leased vessels. The decrease in depreciation-owned vessels was a result of certain vessel related assets becoming fully depreciated and no longer subject to depreciation expense.

	Nine Months Ended
	September 25,	September 19,
	2011	2010	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$6,754	$7,017	(3.7)%
Depreciation and amortization—other	11,369	10,457	8.7%
Amortization of intangible assets	15,239	15,235	0.0%

Total depreciation and amortization	$33,362	$32,709	2.0%

Amortization of vessel dry-docking	$12,054	$10,681	12.9%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $12.1 million during the nine months ended September 25, 2011 compared to $10.7 million for the nine months ended September 19, 2010. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.
Selling, General and Administrative. Selling, general and administrative costs increased to $66.8 million for the nine months ended September 25, 2011 versus $61.7 million for the nine months ended September 19, 2010, an increase of $5.1 million or 8.2%. This increase is primarily comprised of a $2.3 million charge related to a separation agreement with our former chief executive officer, $1.4 million of costs incurred in connection with the U.S. Coast Guard and U.S. Attorney’s investigation of one of our vessels, $0.8 million of costs related to our international operations, and a $0.3 million increase in legal and professional fees expenses associated with the Department of Justice antitrust investigation and related legal proceedings, partially offset by a $1.2 million reduction in stock-based compensation expense.
Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. As of the date of this filing, we have not yet completed the analysis due to the complexities involved in determining the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Our preliminary step two analysis indicates that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeds book value. Thus, the goodwill impairment is due to both the deterioration in earnings and the appreciation in value of certain of our underlying assets. As such, we recorded a $117.5 million goodwill impairment charge, representing our best estimate of the impairment. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amount. Such adjustment may be material.
Impairment Charge. We have made payments for the construction of three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that could continue until 2014 or beyond. As such, we are currently marketing these cranes for sale and expect to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.
We are currently marketing our refurbished cranes used in our Guam terminal operations for sale and expect to complete the sale within one year. As a result of the reclassification to assets held for sale during the third quarter of 2011, we recorded an impairment charge of $2.2 million to write down the carrying value of the cranes to their estimated fair value less costs to sell.
The impairment charge of $1.8 million recorded during the quarter ended September 19, 2010 related to certain leased equipment not expected to be deployed during the foreseeable future.
Legal Settlement. As discussed in Legal Proceedings, on March 22, 2011, the Court entered a judgment against us whereby we were required to pay a fine of $45.0 million to resolve the investigation by the DOJ. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this legal settlement.
Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net increased $0.4 million during the nine months ended September 25, 2011 compared to the nine months ended September 19, 2010 primarily as a result of higher bad debt expense.
Interest Expense, Net. Interest expense, net increased to $37.0 million for the nine months ended September 25, 2011 compared to $29.5 million for the nine months ended September 19, 2010, an increase of $7.5 million or 25.4%. This increase is primarily a result of higher debt balances outstanding, a rise in interest rates due to the amendment to the Senior Credit Facility, interest associated with a capital lease, and the accretion of non-cash interest related to our legal settlements. Commencing in the fourth quarter of 2011, we expect interest expense to increase further as a result of the refinancing and the associated higher interest rates.

Income Tax (Benefit) Expense. The effective tax rate for the nine months ended September 25, 2011 and September 19, 2010 was 1.2% and 6.9%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the nine months ended September 25, 2011, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the nine months ended September 25, 2011, we have recorded a tax benefit in continuing operations equal to the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense, and only minimal state tax provisions during those periods.
Liquidity and Capital Resources
Our principal sources of funds have historically been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, and (v) dividend payments to our common stockholders. Cash totaled $13.7 million at September 25, 2011. As of October 24, 2011, there were no outstanding borrowings under the New ABL Facility and total unused borrowing capacity was $55.5 million.
Operating Activities
Net cash used in operating activities was $58.4 million for the nine months ended September 25, 2011 compared to net cash provided by operating activities of $18.8 million for the nine months ended September 19, 2010. The increase in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$(42,766)
Decrease in accrual for legal settlements	(20,970)
Increase in accounts receivable	(8,720)
Decrease in accrued liabilities	(8,093)
Other changes in working capital, net	(6,505)
Decrease in accounts payable	(4,939)
Increase in materials and supplies	(2,923)
Decrease in payments related to dry-dockings	5,900
Decrease in payments related to vessel leases	11,796

$(77,220)

Investing Activities
Net cash used in investing activities was $7.9 million for the nine months ended September 25, 2011 compared to $7.1 million for the nine months ended September 19, 2010. The $0.8 million increase is due to a $1.5 million increase in capital spending and $1.1 million of proceeds received from our interest in a joint venture in 2010, partially offset by an increase of $1.8 million in proceeds from the sale of equipment in 2011.
Financing Activities
Net cash provided by financing activities during the nine months ended September 25, 2011 was $71.5 million compared to cash used in financing activities of $6.3 million for the nine months ended September 19, 2010. The net cash provided by financing activities during the nine months ended September 25, 2011 included $75.9 million, net of payments, borrowed under the Senior Credit Facility as compared to $1.8 million, net of borrowings, paid under the Senior Credit Facility during the nine months ended September 19, 2010. In addition, during the nine months ended September 25, 2011, we paid $17.9 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible note holders, and our overall refinancing efforts. Dividend payments to stockholders during the nine months ended September 19, 2010 were $4.6 million.

Capital Requirements and Commitments
We were not in compliance with the maximum senior secured leverage ratio and the minimum interest coverage ratio under our Senior Credit Facility at the close of our third fiscal quarter ended September 25, 2011. Non-compliance with these financial covenants constituted an event of default, which could have resulted in acceleration of the maturity.
We continue to closely manage our cash flows, including capital spending and deploying various cost savings initiatives, based on overall business conditions including extremely high fuel prices and rate pressures. We have achieved more than $22.0 million in annualized cost savings by reaching agreements with our vessel partners, a reduction in non-union workforce, and rate and efficiency savings from our trucking partners, among other numerous initiatives. We will defer or limit capital additions where economically feasible and where not required for environmental, regulatory, or safety compliance. Based upon our current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under ABL, will be adequate to meet our liquidity needs for the next twelve months.
We intend to utilize our cash flows for working capital needs, capital expenditures, dry-docking payments, debt repayments, to pay a portion of the criminal fine imposed on us in connection with our guilty plea for certain alleged antitrust violations, to fund the potential settlements in the indirect purchaser litigation and the Puerto Rico MDL, and to pay expenses associated with the shutdown of the FSX service. During the next twelve months, we expect to spend approximately $25.0 million and $26.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include terminal infrastructure and equipment, and vessel regulatory, modification, and maintenance initiatives.
Long-Term Debt
On October 5, 2011, we completed our offer to exchange $327.8 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2012 (the “Notes”), representing 99.3% of the aggregate principal amount of the Notes outstanding, for (i) 25.1 million shares of our common stock, (ii) 24.6 million warrants to purchase shares of our common stock (the “Warrants”) and (iii) $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, the “New Notes”).
Concurrently with the exchange offer, we obtained consents from the participating holders and entered into a supplemental indenture to the indenture governing the Notes in connection with certain amendments to eliminate or amend substantially all of the restrictive covenants, and modify certain of the events of default and various other provisions.
Concurrently with the consummation of the exchange offer, Horizon Lines, LLC issued (i) $225.0 million aggregate principal amount of new 11.00% First-Lien Senior Secured Notes due 2016 (the “First Lien Secured Notes”) and (ii) $100.0 million of new 13.00%-15.00% Second-Lien Senior Secured Notes due 2016 (the “Second Lien Secured Notes”). Horizon Lines, LLC also entered into a new $100.0 million asset-based revolving credit facility (the “New ABL Facility”) at the consummation of the exchange offer.
The Series A Notes and the Series B Notes are each fully and unconditionally guaranteed by all of our domestic subsidiaries (collectively, the “Notes Guarantors”).The New Notes were issued pursuant to an indenture, which we and the Guarantors entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “New Notes Indenture”). The New Notes will bear interest at a rate of 6.00% per annum, payable semi-annually. The Series A Notes will mature on April 15, 2017 and are convertible, at the option of the holders, and our option under certain circumstances beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of our common stock or Warrants, as the case may be. The Series B Notes are mandatorily convertible into shares of our common stock or Warrants, as the case may be, in two equal installments of $49.7 million each on the three-month and nine-month anniversaries of the consummation of the exchange offer, subject to certain conditions including continued listing on a national exchange. On October 13, 2011, we received notice from the NYSE that they had commenced suspension procedures with respect to our common stock due to our failure to satisfy the NYSE’s continued listing standard which requires an average market capitalization of not less than $15 million over a 30 trading-day period. We have requested a review of the NYSE’s determination by a committee of the Board of Directors of the NYSE Regulation. Our common stock remains listed on the NYSE but is suspended from trading thereon.
The Warrants were issued pursuant to a Warrant Agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each Warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In lieu of payment of the exercise price, a Warrant holder will have the right (but not the obligation) to require us to convert its Warrants, in whole or in part, into shares of our common stock, and we will withhold, from the shares of common stock that would otherwise be delivered to such Warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

Notwithstanding the foregoing, Warrant holders will not be permitted to exercise or convert their Warrants if and to the extent that the shares of common stock issuable upon exercise or conversion would constitute “excess shares” (as defined in our certificate of incorporation) if they were issued. In addition, a Warrant holder who cannot establish to our reasonable satisfaction that it (or, if not the holder, the person that the holder has designated to receive the common stock upon exercise or conversion) is a United States citizen, will not be permitted to exercise or convert its Warrants to the extent the receipt of the common stock upon exercise or conversion would cause such person or any person whose ownership position would be aggregated with that of such person to exceed 4.9% of our outstanding common stock.
Use of the New ABL Facility is subject to compliance with a customary borrowing base limitation. The New ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to a sublimit to be mutually agreed upon, with Wells Fargo serving as administrative agent and collateral agent. The New ABL Facility will mature upon the five year anniversary of the closing of the New ABL Facility (but 90 days earlier if the First Lien Secured Notes and the Second Lien Secured Notes are not repaid or refinanced as of such date). The interest rate on the New ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to ..50% per annum will accrue on unutilized commitments under the New ABL Facility.
The New ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million and (ii) 12.5% of the maximum commitment under the New ABL Facility. In addition, the New ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, prepayments debt, conduct of business and change of control. The New ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default. During the remainder of 2011 and during all of 2012, we expect to be in compliance with all covenants and do not expect to have unused borrowing capacity of less than $12.5 million.
We used proceeds of $266.5 million to repay existing borrowings and accrued interest under the Senior Credit Facility, $1.9 million of accrued interest under the Notes, and $15.7 million for fees and refinancing related expenses. We received the remaining proceeds of $15.9 million. As of October 24, 2011, there were no outstanding borrowings under the New ABL Facility and total unused borrowing capacity was $55.5 million.
The following table sets forth the gain on extinguishment of debt we expect to record during the 4th quarter of 2011 (in thousands):

Book value of 4.25% notes	$319,956
Fair value of 4.25% notes	(296,640)

Gain on extinguishment of debt	$23,316

The long-term debt associated with the Series A Notes and Series B Notes will be recorded on our balance sheet at the fair value as of the closing date. The difference between the fair value and the face value of the debt will be recognized as non-cash interest expense over the term of the debt. The embedded conversion options within the Series A Notes and the Series B Notes will be recorded as a liability on the balance sheet and will be marked-to-market each quarter. The changes to fair value of the conversion options will be recorded in interest expense.
The following table sets forth our cash and capitalization, including the funded balance of our debt obligations, as of September 25, 2011 on an actual basis and on a pro forma basis to give effect to the refinancing (in thousands):

	September 25, 2011
	Actual	Pro Forma

Cash	$13,656	$33,337

Long-term debt, including current portion:
Senior credit facility	$269,688	$—
4.25% convertible notes due 2012	330,000	2,244
Bridge loan	14,657	—
Capital lease	7,957	7,957
6.0% convertible notes due 2017	—	278,104
First lien notes	—	225,000
Second lien notes	—	100,000

Total long-term debt, including current portion	622,302	613,305

Stockholder’s (deficiency) equity:
Preferred stock	—	—
Common stock	347	598
Treasury stock	(78,538)	(78,538)
Additional paid-in capital	193,924	229,784
Accumulated deficit	(239,698)	(222,105)
Accumulated other comprehensive (loss) income	(308)	121

Total stockholder’s (deficiency) equity	(124,273)	(70,140)

Total capitalization	$498,029	$543,165

Goodwill
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. As of the date of this filing, we have not yet completed the analysis due to the complexities involved in determining the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Our preliminary step two analysis indicates that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeds book value. Thus, the goodwill impairment is due to both the deterioration in earnings and the appreciation in value of certain of our underlying assets. As such, we recorded a $117.5 million goodwill impairment charge, representing our best estimate of the impairment. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amount. Such adjustment may be material.
Outlook
Economic conditions remain challenging across all of our markets. However, we believe we are well positioned in our markets and are now solely focused on our core domestic ocean shipping business. We have in place a new, long-term capital structure that removes the refinancing risk related to the maturity of our previous debt. We believe the refinancing, together with the decision to terminate our trans-Pacific service, positions us on solid financial footing with adequate liquidity to fund both the shutdown and continuing operations, and with the opportunity to deliver a more predictable financial performance in the future.
Interest Rate Risk
As a result of the refinancing, we are no longer subject to interest rate exposure related to the Senior Credit Facility. The interest rate on the New ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of October 24, 2011, there were no outstanding borrowings under the New ABL Facility.
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

Factors that may cause actual results to differ from expected results include:
•	volatility in fuel prices,

•	decreases in shipping volumes,

•	failure to comply with the terms of our probation imposed by the court in connection with our plea relating to antitrust matters,

•	any new adverse developments relating to antitrust matters in any of our trades,

•	failure to resolve or successfully defend pending and future civil antitrust claims,

•	government investigations related to (i) environmental regulations including recordkeeping and reporting requirements for vessel generated pollution, (ii) the imposition of fuel surcharges in connection with government contracts, or (iii) any other matters and related legal proceedings,

•	suspension or debarment by the federal government,

•	compliance with safety and environmental protection and other governmental requirements,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels and unexpected substantial dry-docking or repair costs for our vessels.
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
See the section entitled “Risk Factors” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices and other relevant market rates and prices which includes entering into derivative instruments in order to mitigate our risks.
As a result of the refinancing, we are no longer subject to interest rate exposure related to the Senior Credit Facility. Our exposure to market risk for changes in interest rates is limited to the New ABL Facility and one of our operating leases. The interest rate on the New ABL Facility is currently indexed to LIBOR or a base rate as defined in the New ABL Facility. As of October 24, 2011, there were no outstanding borrowings under the New ABL Facility. One of our operating leases is currently indexed to LIBOR of one month.

In addition, at times we utilize derivative instruments tied to various indexes to hedge a portion of our quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. We do not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties. We currently do not have any bunker fuel price hedges in place.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As part of the court’s judgment, we were placed on probation until the fine is fully paid. The terms of the probation include that the Company: 1) file annual audited financial reports, 2) not commit a criminal act during the probation period, 3) report any material adverse legal or financial event, and 4) annually certify that it has an antitrust compliance program in place that satisfies the federal sentencing guidelines requirements, including antitrust education to key personnel.
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
Thirty-two of the Class Action Lawsuits relate to ocean shipping services in the Puerto Rico tradelane and were consolidated into a single multidistrict litigation (“MDL”) proceeding in the District of Puerto Rico. On June 11, 2009, we entered into a settlement agreement with the named plaintiff class representatives in the Puerto Rico MDL. Under the settlement agreement, as of the date hereof, we have paid $20.0 million and have agreed to provide a base-rate freeze as described below to resolve claims for alleged antitrust violations in the Puerto Rico tradelane.
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
In addition, we have actively engaged in discussions with a number of shippers in the Puerto Rico trade that have opted out of the MDL settlement. We have reached commercial agreements with several of those shippers, with the condition that the shipper relinquishes any existing antitrust claims. As of November 4, 2011, we have reached such commercial agreements with four of our major customers that opted out of the MDL settlement. In some cases, as part of the agreement, we have agreed to future discounts which will be charged against operating revenue if and when the discount is earned and certain other conditions are met. We will seek to enter into similar agreements with certain other shippers in the ordinary courses/

Twenty-five of the fifty-eight Class Action Lawsuits relate to ocean shipping services in the Hawaii and Guam tradelanes and were consolidated into a MDL proceeding in the Western District of Washington. On March 20, 2009, we filed a motion to dismiss the claims in the Hawaii and Guam MDL. On August 18, 2009, the United States District Court for the Western District of Washington entered an order dismissing, without prejudice, the Hawaii and Guam MDL. The plaintiffs filed an amended consolidated class action complaint on May 28, 2010, and on July 12, 2010, we filed a motion to dismiss the plaintiffs’ amended complaint. The motion to dismiss the amended complaint was granted with prejudice on December 1, 2010. The plaintiffs appealed the Court’s decision to dismiss the amended complaint with the United States Court of Appeals for the Ninth Circuit. On September 29, 2011, the Court of Appeals affirmed the Court’s decision to dismiss the amended complaint.
One district court case remains in the District of Alaska, relating to the Alaska tradelane. We and the class plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.
In addition, on July 9, 2008, a complaint was filed by Caribbean Shipping Services, Inc. in the Circuit Court, 4th Judicial Circuit in and for Duval County, Florida, against us and other domestic shipping carriers alleging price-fixing in violation of the Florida Antitrust Act and the Florida Deceptive and Unlawful Trade Practices Act. The complaint seeks treble damages, injunctive relief, costs and attorneys’ fees. On October 31, 2011, the plaintiff dismissed it complaint against us.
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
Under the settlement agreement, the plaintiffs and the Commonwealth of Puerto Rico agreed to settle claims alleged in the three lawsuits filed against us and the other defendants. Pursuant to the settlement agreement, each of the defendants agreed to pay a one-third share of the total settlement amount of $5.3 million, and accordingly, we have paid $1.8 million as our share of the settlement amount. Pursuant to the settlement agreement, the settling defendants received a full release from the named plaintiffs, from the members of the settlement class, and from the Commonwealth of Puerto Rico.
On December 31, 2008, a securities class action lawsuit was filed against us by the City of Roseville Employees’ Retirement System in the United States District Court for the District of Delaware. The complaint purported to be on behalf of purchasers of our common stock. The complaint alleged, among other things, that we made material misstatements and omissions in connection with alleged price-fixing in our shipping business in Puerto Rico in violation of antitrust laws. We filed a motion to dismiss, and the Court granted the motion to dismiss on November 13, 2009 with leave to file an amended complaint. The plaintiff filed an amended complaint on December 23, 2009, and we filed a motion to dismiss the amended complaint on February 12, 2010. Our motion to dismiss the amended complaint was granted with prejudice on May 18, 2010. On June 15, 2010, the plaintiff appealed the Court’s decision to dismiss the amended complaint, and on August 24, 2011, the Court of Appeals affirmed the Court’s decision to dismiss the amended complaint.
Through September 25, 2011, we have incurred approximately $32.0 million in legal and professional fees associated with the DOJ investigation, the antitrust related litigation, and other related legal proceedings.
Environmental Matters
We are subject to numerous laws and regulations relating to environmental matters and related record keeping and reporting. We have been advised that the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California are investigating matters involving one of our vessels. We are fully and proactively cooperating with these investigations. During the year ended December 26, 2010, we recorded a provision in our Consolidated Statement of Operations of $0.5 million related to this contingency. During the second quarter of 2011, we recorded an additional $1.0 million for a total of $1.5 million, which represents our best estimate of the potential liability. It is possible that the outcome of the investigation could result in a fine greater than $1.5 million or other actions against us that could have an adverse effect on our business and operations.
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

1A. Risk Factors
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. The risk factors below represent what we believe are the known material risk factors with respect to us and our business. Any of the following risks could materially adversely affect our business, operations, industry, financial position or future financial results.
We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.
Our net losses from continuing operations were $46.3 million and $26.4 million for the fiscal years ending 2010 and 2009, respectively. In addition, our net loss from continuing operations was $49.6 million for the nine months ended September 25, 2011. In the event we require capital in the future due to continued losses, such capital may not be available on satisfactory terms, or available at all.
Our liquidity derived from our $100.0 million principal amount asset-based revolving credit facility (the “ABL Facility”) is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support our required liquidity in the future.
Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.
As of October 5, 2011, on a consolidated basis, we had (i) $605.3 million of outstanding funded long-term debt (exclusive of capital lease obligations of $8.0 million and outstanding letters of credit with an aggregate face amount of $19.1 million), (ii) approximately $187.3 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a negative funded debt-to-equity ratio.
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

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a substantial amount of debt. As of October 5, 2011, upon completion of our comprehensive refinancing, we had $613.3 million of total funded indebtedness, including capital lease obligations of $8.0 million. Our substantial indebtedness could have important consequences to you and significant effects on our business, including the following:
•	it may make it difficult for us to satisfy our obligations under our indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on the our existing indebtedness, which will reduce the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in our industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage compared to our competitors that are not as highly leveraged.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.
Despite our substantial level of indebtedness, we may still incur significantly more debt, which could exacerbate any or all of the risks associated with our indebtedness and prevent us from fulfilling our obligations under our indebtedness.
We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing indebtedness limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.
The indentures governing our notes and our credit facility contain restrictive covenants that limit our operational flexibility.
The indentures governing our notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These covenants will include restrictions on our ability to:
•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends or make other distributions;

•	issue capital stock of our restricted subsidiaries;

•	transfer or sell assets, including the capital stock of our restricted subsidiaries;

•	make certain investments or acquisitions;

•	grant liens on our assets;

•	incur dividend or other payment restrictions affecting our restricted subsidiaries;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or transfer all or substantially all of our assets.
These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.
In addition, our credit facility requires us to maintain a fixed charge coverage ratio of at least 1.0:1.0 for the 12 month period ending on the last day of each month. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet this ratio and to satisfy our other covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with the covenants in our credit facility.
The repurchase rights in our 6.0% convertible secured notes triggered by a fundamental change could discourage a potential acquiror.
The repurchase rights in the new notes triggered by a fundamental change could discourage a potential acquiror from engaging in a transaction that may be beneficial to the holders of our common stock and might therefore result in an increase in the value of the new notes.
If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.
On May 24, 2011, we received notice from the NYSE that we no longer satisfied the NYSE’s continued listing standard requiring that we maintain average market capitalization of not less than $50 million over a 30 trading-day period while stockholders’ equity is less than $50 million. We submitted a plan to the NYSE to achieve compliance with that listing standard within 18 months. In addition, on August 23, 2011, we received notice from the NYSE that we are not in compliance with the NYSE’s continued listing standard requiring that the average closing price of our common stock be at least $1.00 per share over a consecutive 30-day trading period. Under the NYSE’s continued listing standards, the Company must return to compliance with the $1.00 average share price standard within six months to avoid delisting. On October 13, 2011, we received notice from the NYSE that they had commenced suspension procedures with respect to our common stock due to our failure to satisfy the NYSE’s continued listing standard which requires an average market capitalization of not less than $15 million over a 30 trading-day period. We have requested a review of the NYSE’s determination by a committee of the Board of Directors of the NYSE Regulation. If our common stock is delisted, our new convertible notes outstanding at the time of such delisting will not automatically convert into common stock.

The delisting of our common stock could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing access to the public capital markets; (iv) impair our ability to provide equity incentives to our employees; and (v) materially adversely impact our results of operations and financial condition. In addition, as a result of delisting, a fundamental change will occur under the indenture governing our outstanding 6.0% convertible secured notes which could result in an increase in the conversion rate for conversions under the 6.0% convertible secured notes.
Future issuances and sales of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline due to the issuance or sales of a large number of shares in the market, including the issuance of shares underlying our convertible notes or warrants, or the perception that these issuances could occur.  These issuances could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.
The holders of our series A 6.0% convertible secured notes will have the option of converting those notes into shares of our common stock in October 2012.  In addition, we may have the right to convert those notes into common stock under certain conditions.  Our series B 6.0% convertible secured notes are mandatorily convertible into shares of our common stock in two equal installments in January 2012 and July 2012, subject to certain conditions including continued listing on the NYSE or another national exchange.
The number of shares required to be reserved for future issuances is significant.  As of October 7, 2011, we need approximately 563,556,927 shares of our common stock reserved for issuances pursuant to our outstanding equity incentive plans, existing convertible notes and outstanding warrants.  In connection with the existing convertible notes and outstanding warrants, we have entered into registration rights agreements under which we are obligated to file one or more registration statements covering resales of the underlying shares of our common stock.
Under agreements governing our outstanding indebtedness, we are not permitted to pay dividends on our common stock and we may not have sufficient cash to pay dividends in the future.
We are not required to pay dividends to our stockholders and our stockholders do not have contractual or other rights to receive them. The agreements governing our outstanding indebtedness allow us to pay dividends only under limited circumstances, and pursuant to those agreements, we currently are not permitted to pay such dividends.
In addition, under Delaware law, our Board of Directors may not authorize a dividend unless it is paid out of our surplus (calculated in accordance with the Delaware General Corporation law), or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year.
Our ability to pay dividends in the future will depend on numerous factors, including:
•	Our obligations under agreements governing our outstanding indebtedness,

•	The state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	Our results of operations, financial condition, liquidity needs and capital resources;

•	Our expected cash needs, including for interest and any future principal payments on indebtedness, capital expenditures and payment of fines and settlements related to antitrust matters; and

•	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.
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
On April 17, 2008, we received a federal grand jury subpoena and search warrant from the U.S. District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the Antitrust Division of the U.S. Department of Justice whereby we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane and agreed to pay a fine of $45.0 million over five years without interest. On April 28, 2011 the U.S. District Court for the Middle District of Florida amended the fine imposed on us by reducing the amount from $45.0 million to $15.0 million. The first $1 million of the fine has been paid with the remainder payable over a five-year period as follows: $1.0 million on or before the first anniversary thereof, $2.0 million on or before the second anniversary, $3.0 million on or before the third anniversary and $4.0 million on or before each of the fourth and fifth anniversary. The payment of the fine may have a substantial and material effect on our financial position, liquidity and cash flow.
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
In connection with the Puerto Rico multidistrict litigation (“MDL”), we have entered into a class action settlement and have paid $20.0 million and have agreed to certain base-rate freezes. Some class members have elected to opt-out of the settlement, and the customers that have elected to opt-out of the settlement and customers not part of the settlement class may file lawsuits containing allegations similar to those made in the Puerto Rico MDL and seek the same type of damages under the Sherman Act as sought by the Puerto Rico MDL. We cannot predict or determine the timing or final outcomes of the lawsuits and are unable to estimate the amount or range of loss that could result from unfavorable outcomes but, adverse results in some or all of these legal proceedings could be material to our results of operations, financial condition or cash flows.
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
We have incurred legal fees and costs for antitrust-related investigations and legal proceedings of $3.9 million in the nine months ended September 25, 2011, $5.2 million in the fiscal year ended December 26, 2010, $12.2 million in the fiscal year ended December 20, 2009 and $10.7 million in the fiscal year ended December 21, 2008. In addition to expenses incurred for our defense in these matters, under Delaware law and our bylaws, we may have an additional obligation to indemnify our current and former officers and directors in relation to those matters, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees. Any additional legal costs and fees may have a material adverse effect on our financial condition, liquidity and cash flow.
Our ability to pay the DOJ fine, the Puerto Rico settlement or any other judgment or settlement is very limited, and the fine, settlement or any other payments may have a material adverse effect on our business, operations and financial condition.
Our ability to satisfy the remaining $14.0 million of the DOJ fine or pay any other judgment or settlement is limited by our limited cash, limited borrowing capacity, lack of unencumbered assets, limited cash flow and our need to fund necessary capital expenditures, including vessel maintenance and replacement of old vessels. We cannot assure you that we will be able to borrow sufficient money or generate sufficient cash flow to pay such fine, settlement, or any judgments in connection with the antitrust-related matters, and such fine, settlement, or judgments may have a material adverse effect on our business plans, as well as our financial condition and results of operations.

Our ability to use our NOLs to offset our future income may be limited.
For United States federal income tax purposes, it is likely that a “Section 382 ownership change” will occur as a result of our issuance of shares in the exchange offer completed in October 2011. Accordingly, there is a significant risk that our ability to use all of our tax loss carry forwards and other tax attributes will be restricted as a result of the ownership change.
We may recognize a significant amount of cancellation of indebtedness (“COD”) income as a result of the transactions contemplated by the exchange offer and the comprehensive refinancing in October 2011.
The comprehensive refinancing and the related transactions resulted in COD income of approximately $43.0 million to us for United States federal income tax purposes. However, we generally anticipate that any COD income that we recognize in the refinancing transactions will be offset, at least in part, by our existing net operating losses (“NOLs”) and certain other tax attributes. To the extent that existing NOLs and other tax attributes are not sufficient to offset fully any COD income, we may incur a cash tax liability from such COD income.
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
Some of our revenue is derived from contracts with agencies of the U.S. government, and as a U.S. government contractor, we are subject to federal regulations regarding the performance of our government contracts. In addition, we are required to certify our compliance with numerous federal laws, including environmental laws. Failure to comply with relevant federal laws may result in suspension or debarment. On March 22, 2011, we pled guilty to a charge of violating federal antitrust laws in our Puerto Rico tradelane and we have reported possible antitrust violations in connection with a shipping services contract provided to the United States Department of Defense. In addition, we have been advised that the U.S. Coast Guard and U.S. Attorney’s Office are investigating environmental matters involving one of our vessels. If the federal government suspends or debars us for violation of legal and regulatory requirements, it could have a material adverse effect on our business, results of operations or prospects.
Further economic decline and decrease in market demand for the company’s services will adversely affect the Company’s operating results and financial condition.
A further slowdown in economic conditions of our markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our markets, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. For example, shipping volume in Hawaii and Puerto Rico were down approximately 5% and 6%, respectively, in the nine months ended September 25, 2011 as compared to the nine months ended September 19, 2010, as a result of the slow economic recovery. The economic downturn in our tradelanes has negatively affected our earnings. We cannot predict the length of the current economic downturn or whether further economic decline may occur.
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
Our provision of our shipping and logistics services depends on the continuing operation of our information technology and communications systems, especially our Horizon Information Technology System (“HITS”). We have experienced brief system failures in the past and may experience brief or substantial failures in the future. Any failure of our systems could result in interruptions in our service reducing our revenue and profits and damaging our brand. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. The occurrence of a natural disaster, or other unanticipated problems at our facilities at which we maintain and operate our systems could result in lengthy interruptions or delays in our shipping and logistics services, especially HITS.
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
Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons and earthquakes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause serious damage to our vessels, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. Terminals on the east coast of the continental U.S. and in the Caribbean are particularly susceptible to hurricanes and typhoons. In the recent past, our terminal in Puerto Rico was seriously damaged by a hurricane, resulting in damage to cranes and other equipment and closure of the facility. Earthquakes in Anchorage have also damaged our terminal facilities resulting in delay in terminal operations and increased expenses. Any such damage will not be fully covered by insurance.
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
We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our active vessels is approximately 23.5 years and the average age of our Jones Act vessels is approximately 34 years. We expect to incur increasing costs to operate and maintain the vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace our existing vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.
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
Our certificate of incorporation limits the ownership of common stock by individuals and entities that are not U.S. citizens. This may affect the liquidity of our common stock and may result in non-U.S. citizens being required to disgorge profits, sell their shares at a loss or relinquish their voting, dividend and distribution rights.
Under applicable U.S. maritime laws, at least 75% of the outstanding shares of each class or series of our capital stock must be owned and controlled by U.S. citizens within the meaning of such laws. Certain provisions of our certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the common stock.
Under the provisions of our certificate of incorporation, any transfer, or attempted transfer, of any shares of our capital stock will be void if the effect of such transfer, or attempted transfer, would be to cause one or more non-U.S. citizens in the aggregate to own (of record or beneficially) shares of any class or series of our capital stock in excess of 19.9% of the outstanding shares of such class or series. However, in order for us to comply with the conditions to listing specified by the New York Stock Exchange, our certificate of incorporation provides that nothing therein, such as the foregoing restrictions regarding transfers, precludes the settlement of any transaction entered into through the facilities of the New York Stock Exchange or any other national securities exchange or automated inter-dealer quotation service so long as our stock is listed on the New York Stock Exchange. Therefore, to the extent such restrictions voiding transfers are effective, the liquidity or market value of the shares of common stock may be adversely impacted.
In the event such restrictions voiding transfers would be ineffective for any reason, our certificate of incorporation provides that if any transfer would otherwise result in the number of shares of any class or series of our capital stock owned (of record or beneficially) by non-U.S. citizens being in excess of 19.9% of the outstanding shares of such class or series, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who is a U.S. citizen chosen by us and unaffiliated with us or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from us and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.
These trust transfer provisions also apply to situations where ownership of a class or series of our capital stock by non-U.S. citizens in excess of 19.9% would be exceeded by a change in the status of a record or beneficial owner thereof from a U.S. citizen to a non-U.S. citizen, in which case such person will receive the lesser of the market price of the shares on the date of such status change and the amount received from the sale. In addition, under our certificate of incorporation, if the sale or other disposition of shares of common stock would result in non-U.S. citizens owning (of record or beneficially) in excess of 19.9% of the outstanding shares of common stock, the excess shares shall be automatically transferred to a trust for disposal by a trustee in accordance with the trust transfer provisions described above. As part of the foregoing trust transfer provisions, the trustee will be deemed to have offered the excess shares in the trust to us at a price per share equal to the lesser of (i) the market price on the date we accept the offer and (ii) the price per share in the purported transfer or original issuance of shares, as described in the preceding paragraph, or the market price per share on the date of the status change, that resulted in the transfer to the trust.

As a result of the above trust transfer provisions, a proposed transferee that is a non-U.S. citizen or a record or beneficial owner whose citizenship status change results in excess shares may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss.
To the extent that the above trust transfer provisions would be ineffective for any reason, our certificate of incorporation provides that, if the percentage of the shares of any class or series of our capital stock owned (of record or beneficially) by non-U.S. citizens is known to us to be in excess of 19.9% for such class or series, we, in our sole discretion, shall be entitled to redeem all or any portion of such shares most recently acquired (as determined by our board of directors in accordance with guidelines that are set forth in our certificate of incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status, in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in our certificate of incorporation. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by us. As a result of these provisions, a stockholder who is a non-U.S. citizen may be required to sell its shares of common stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened.
So that we may ensure our compliance with the applicable maritime laws, our certificate of incorporation permits us to require that any record or beneficial owner of any shares of our capital stock provide us from time to time with certain documentation concerning such owner’s citizenship and comply with certain requirements. These provisions include a requirement that every person acquiring, directly or indirectly, 5% or more of the shares of any class or series of our capital stock must provide us with specified citizenship documentation. In the event that a person does not submit such requested or required documentation to us, our certificate of incorporation provides us with certain remedies, including the suspension of the voting rights of such person’s shares of our capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of our common stock may lose significant rights associated with those shares.
In addition to the risks described above, the foregoing foreign ownership restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 5, 2011, pursuant to a comprehensive refinancing, the Company issued (i) $225.0 million aggregate principal amount of new 11.00% First-Lien Senior Secured Notes due 2016 (the “First Lien Secured Notes”) and (ii) $100.0 million of new 13.00%-15.00% Second-Lien Senior Secured Notes due 2016 (the “Second Lien Secured Notes”). The First Lien Secured Notes and the Second Lien Secured Notes were issued to certain qualified institutional buyers that previously held the Company’s 4.25% Convertible Senior Notes. The issuance of First Lien Secured Notes and Second Lien Secured Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no solicitation.
3. Defaults Upon Senior Securities
The Company was not in compliance with the maximum senior secured leverage ratio and the minimum interest coverage ratio under its Senior Credit Facility at the close of its third fiscal quarter ended September 25, 2011. Non-compliance with these financial covenants constituted an event of default, which could have resulted in acceleration of the maturity. The indenture related to the Notes, as well as other of the Company’s material contracts, contain cross default provisions and certain acceleration clauses whereby if the maturity of the Senior Credit Facility was accelerated, maturity of the Notes could also be accelerated.

None of the indebtedness under the Senior Credit Facility or Notes was accelerated prior to the completion of the comprehensive refinancing on October 5, 2011. The Senior Credit Facility was repaid as part of the refinancing.
4. Reserved
5. Other Information
None.
6. Exhibits

4.1	*
Indenture, dated October 5, 2011, among the Company and U.S. Bank National Association, as trustee and collateral agent, governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes.

4.2	*
Indenture, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.00% First-Lien Senior Secured Notes due 2016.

4.3	*
Indenture, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the Second-Lien Senior Secured Notes due 2016.

4.4
Supplemental Indenture, dated October 5, 2011, among the Company and The Bank of New York Mellon (formerly known as The Bank of New York Trust Company, N.A.), as trustee, relating to the Company’s 4.25% Convertible Senior Notes due 2012 (filed as Exhibit 4.4 to the Company’s report on Form 8-K filed October 6, 2011).

4.5
Warrant Agreement, dated October 5, 2011, among the Company and The Bank of New York Trust Company, N.A., as warrant agent, relating to the Company’s Warrants to purchase shares of its Common Stock (filed as Exhibit 4.5 to the Company’s report on Form 8-K filed October 6, 2011).

10.1
Form of Purchase Agreement, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and the Purchasers named therein, relating to the 11.00% First-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed October 6, 2011).

10.2
Form of Purchase Agreement, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and the Purchasers named therein, relating to the Second-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed October 6, 2011).

10.3
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed October 6, 2011).

10.4
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the 11.00% First-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed October 6, 2011).

10.5
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the Second-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.5 to the Company’s report on Form 8-K filed October 6, 2011).

10.6	*	$100.0 million asset-backed revolving credit facility, dated October 5, 2011, among the Company and Wells Fargo Capital Finance, LLC.

10.7
Intercreditor Agreement, dated as of October 5, 2011, among the Company, each of the other Grantors (as defined therein), Wells Fargo Capital Finance, LLC and U.S. Bank National Association (filed as Exhibit 10.7 to the Company’s report on Form 8-K filed October 6, 2011).

10.8	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes.

10.9	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the 11.00% First-Lien Senior Secured Notes due 2016.

10.10	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the Second-Lien Senior Secured Notes due 2016.

10.11	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the $100.0 million asset-backed revolving credit facility.

10.12		Form of Restructuring Support Agreement, dated August 26, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed August 29, 2011).

10.12.1
Form of First Amendment to the Restructuring Support Agreement, dated September 29, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed September 29, 2011).

10.12.2
Form of Second Amendment to the Restructuring Support Agreement, dated October 3, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.8 to the Company’s report on Form 8-K filed October 6, 2011).

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
Date: November 4, 2011

HORIZON LINES, INC.
By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit
No.		Description
4.1	*
Indenture, dated October 5, 2011, among the Company and U.S. Bank National Association, as trustee and collateral agent, governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes.

4.2	*
Indenture, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.00% First-Lien Senior Secured Notes due 2016.

4.3	*
Indenture, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the Second-Lien Senior Secured Notes due 2016.

4.4
Supplemental Indenture, dated October 5, 2011, among the Company and The Bank of New York Mellon (formerly known as The Bank of New York Trust Company, N.A.), as trustee, relating to the Company’s 4.25% Convertible Senior Notes due 2012 (filed as Exhibit 4.4 to the Company’s report on Form 8-K filed October 6, 2011).

4.5
Warrant Agreement, dated October 5, 2011, among the Company and The Bank of New York Trust Company, N.A., as warrant agent, relating to the Company’s Warrants to purchase shares of its Common Stock (filed as Exhibit 4.5 to the Company’s report on Form 8-K filed October 6, 2011).

10.1
Form of Purchase Agreement, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and the Purchasers named therein, relating to the 11.00% First-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed October 6, 2011).

10.2
Form of Purchase Agreement, dated October 5, 2011, among Horizon Lines, LLC, the Guarantors named therein and the Purchasers named therein, relating to the Second-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed October 6, 2011).

10.3
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed October 6, 2011).

10.4
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the 11.00% First-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed October 6, 2011).

10.5
Registration Rights Agreement, dated October 5, 2011, among the Company, the Guarantors named therein and the Purchasers named therein, relating to the Second-Lien Senior Secured Notes due 2016 (filed as Exhibit 10.5 to the Company’s report on Form 8-K filed October 6, 2011).

10.6	*	$100.0 million asset-backed revolving credit facility, dated October 5, 2011, among the Company and Wells Fargo Capital Finance, LLC.

10.7
Intercreditor Agreement, dated as of October 5, 2011, among the Company, each of the other Grantors (as defined therein), Wells Fargo Capital Finance, LLC and U.S. Bank National Association (filed as Exhibit 10.7 to the Company’s report on Form 8-K filed October 6, 2011).

10.8	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes.

Exhibit
No.		Description
10.9	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the 11.00% First-Lien Senior Secured Notes due 2016.

10.10	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the Second-Lien Senior Secured Notes due 2016.

10.11	*
Security and Pledge Agreement, dated as of October 5, 2011, among the Grantor named therein and U.S. Bank National Association, as collateral agent, relating to the $100.0 million asset-backed revolving credit facility.

10.12		Form of Restructuring Support Agreement, dated August 26, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed August 29, 2011).

10.12.1
Form of First Amendment to the Restructuring Support Agreement, dated September 29, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed September 29, 2011).

10.12.2
Form of Second Amendment to the Restructuring Support Agreement, dated October 3, 2011, among Horizon Lines, Inc. and the signatories thereto (filed as Exhibit 10.8 to the Company’s report on Form 8-K filed October 6, 2011).

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