Form 10-Q
period 2012-03-25
Horizon Lines, Inc.
filed 2012-05-09
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2012

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

At May 1, 2012, 3,304,839 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 25, 2012	December 25, 2011
Assets
Current assets
Cash	$24,866	$21,147
Accounts receivable, net of allowance of $5,894 and $6,416 at March 25, 2012 and December 25, 2011, respectively	118,033	105,949
Materials and supplies	29,520	28,091
Deferred tax asset	10,311	10,608
Assets of discontinued operations	7,695	12,975
Other current assets	7,945	7,196

Total current assets	198,370	185,966
Property and equipment, net	163,673	167,145
Goodwill	198,793	198,793
Intangible assets, net	63,672	69,942
Other long-term assets	16,238	17,963

Total assets	$640,746	$639,809

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$44,585	$31,683
Current portion of long-term debt, including capital lease	5,925	6,107
Accrued vessel rent	11,465	13,652
Liabilities of discontinued operations	28,269	45,313
Other accrued liabilities	102,045	97,097

Total current liabilities	192,289	193,852
Long-term debt, including capital lease, net of current portion	533,231	509,741
Deferred rent	12,435	13,553
Deferred tax liability	10,702	10,702
Liabilities of discontinued operations	54,852	51,293
Other long-term liabilities	25,031	26,654

Total liabilities	828,540	805,795

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 3,456 shares issued and 3,304 shares outstanding as of March 25, 2012 and 2,421 shares issued and 2,269 shares outstanding as of December 25, 2011	615	605
Treasury stock, 152 shares at cost	(78,538)	(78,538)
Additional paid in capital	223,358	213,135
Accumulated deficit	(335,769)	(303,260)
Accumulated other comprehensive income	2,540	2,072

Total stockholders’ deficiency	(187,794)	(165,986)

Total liabilities and stockholders’ deficiency	$640,746	$639,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended
	March 25, 2012	March 27, 2011
Operating revenue	$263,354	$240,720
Operating expense:
Cost of services (excluding depreciation expense)	233,801	211,709
Depreciation and amortization	10,401	10,877
Amortization of vessel dry-docking	4,012	4,068
Selling, general and administrative	21,514	22,979
Miscellaneous (income) expense, net	(310)	443

Total operating expense	269,418	250,076
Operating loss	(6,064)	(9,356)
Other expense:
Interest expense, net	17,739	10,716
(Gain) loss on conversion/modification of debt	(10,982)	620
Loss on change in value of debt conversion features	13,670	—
Other expense, net	14	14

Loss from continuing operations before income tax expense (benefit)	(26,505)	(20,706)
Income tax expense (benefit)	297	(485)

Net loss from continuing operations	(26,802)	(20,221)
Net loss from discontinued operations	(5,707)	(13,851)

Net loss	$(32,509)	$(34,072)

Basic and diluted net loss per share:
Continuing operations	$(8.58)	$(16.43)
Discontinued operations	(1.83)	(11.25)

Basic and diluted net loss per share	$(10.41)	$(27.68)

Number of shares used in calculations:
Basic	3,122	1,231
Diluted	3,122	1,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended
	March 25, 2012	March 27, 2011
Net loss	$(32,509)	$(34,072)
Other comprehensive income:
Unwind of interest rate swap	340	—
Amortization of pension and post-retirement benefit transition obligation, net of tax	128	118
Change in fair value of interest rate swap, net of tax	—	454

Other comprehensive income	468	572

Comprehensive loss	$(32,041)	$(33,500)

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(26,802)	$(20,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,339	5,799
Amortization of other intangible assets	5,062	5,078
Amortization of vessel dry-docking	4,012	4,068
Amortization of deferred financing costs	770	815
(Gain) loss on conversion/modification of debt	(10,982)	620
Loss on change in value of debt conversion features	13,670	—
Deferred income taxes	297	(685)
(Gain) loss on equipment disposals	(28)	(12)
Stock-based compensation	48	282
Accretion of interest on convertible notes	2,710	2,850
Accretion of interest on legal settlement	544	240
Changes in operating assets and liabilities:
Accounts receivable	(12,069)	(19,786)
Materials and supplies	(1,427)	(1,470)
Other current assets	(749)	50
Accounts payable	12,886	(9,694)
Accrued liabilities	9,345	8,520
Vessel rent	(3,306)	(6,097)
Vessel dry-docking payments	(4,936)	(4,966)
Legal settlement payments	(1,000)	—
Other assets/liabilities	(1,879)	338

Net cash used in operating activities from continuing operations	(8,495)	(34,271)
Net cash used in operating activities from discontinued operations	(13,940)	(8,630)

Cash flows from investing activities:
Purchases of property and equipment	(1,960)	(3,255)
Proceeds from the sale of property and equipment	127	206

Net cash used in investing activities from continuing operations	(1,833)	(3,049)
Net cash used in investing activities from discontinued operations	—	(215)

Cash flows from financing activities:
Payments on long-term debt	—	(4,688)
Borrowing under ABL facility	30,000	—
Borrowing under revolving credit facility	—	63,500
Payments on revolving credit facility	—	(6,000)
Payment of financing costs	(1,574)	(3,243)
Payments on capital lease obligations	(439)	(384)

Net cash provided by financing activities	27,987	49,185

Net increase in cash from continuing operations	17,659	11,865
Net decrease in cash from discontinued operations	(13,940)	(8,845)

Net increase in cash	3,719	3,020
Cash at beginning of period	21,147	2,751

Cash at end of period	$24,866	$5,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly owned subsidiary. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, and Hawaii. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.

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

During 2011, the entire component comprising the third-party logistics operations was discontinued, and former logistics customers are no longer customers of the Company. As part of the divestiture, the Company transitioned some of the operations and personnel to other logistics providers. There will not be any significant future cash flows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested logistics operations. As a result, the logistics operations have been classified as discontinued operations in all periods presented.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

The financial statements as of March 25, 2012 and the financial statements for the quarters ended March 25, 2012 and March 27, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	March 25, 2012	December 25, 2011
First lien senior secured notes	$228,060	$228,228
6.0% convertible senior secured notes	174,836	181,098
Second lien senior secured notes	96,949	96,781
ABL facility	30,000	—
Capital lease obligations	7,079	7,530
4.25% convertible notes	2,232	2,211

Total long-term debt	539,156	515,848
Less current portion	(5,925)	(6,107)

Long-term debt, net of current portion	$533,231	$509,741

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

The 6.00% Convertible Notes bear interest at a rate of 6.00% per annum, payable semi-annually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances, including listing of the Company’s shares of common stock on either the NYSE or NASDAQ markets, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or warrants, as the case may be.

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

The Series B Notes are mandatorily convertible into shares of the Company’s common stock at a conversion rate equal to 54.7196 shares of common stock per $1,000 principal amount of Series B Notes, subject to the conditions that the Company’s common stock is listed on the NYSE or NASDAQ markets and that the Company is not in default under its debt obligations. The Series B Notes are mandatorily convertible at the Company’s option into shares of the Company’s common stock or warrants, as the case may be, in two equal installments of $49.7 million each on the three-month and nine-month anniversaries of the consummation of the exchange offer. On January 11, 2012, the Company completed the mandatory debt-to-equity conversion of approximately $49.7 million of the Series B Notes. Approximately $18.5 million of the Series B Notes were converted into 1.0 million shares of common stock with the remainder being converted into warrants exercisable into 1.7 million shares of common stock. As a result of the conversion of a portion of the Series B Notes, the Company recorded a gain on conversion of approximately $11.3 million during the quarter ended March 25, 2012. The remaining Series B Notes will be automatically converted into Series A Notes on the one-year anniversary of the issuance of the 6.00% Convertible Notes if the Company is unable to effect the second mandatory conversion prior to such date.

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

The long-term debt and embedded conversion options associated with the Series A Notes and Series B Notes were recorded on the Company’s balance sheet at their fair value on October 5, 2011. Fair value of the Series A Notes was calculated using a trinomial lattice convertible bond valuation model, which incorporated the terms and conditions of the Series A Notes. One of the inputs to the trinomial lattice model is the bond yield of a hypothetical note identical to the Series A Notes, excluding the conversion features and its related make-whole provisions. The trinomial lattice model produces an estimated fair value based on the assumed changes in prices of the underlying equity over successive periods of time. The Series B Notes were valued using a Monte-Carlo simulation to estimate the probability of conversion. The probability of equity conversion is multiplied by the common stock price as of the valuation date. The estimation of the probability was performed by using a Monte- Carlo simulation in order to estimate a range of simulated future market capitalization over the conversion term. For each equity path, the daily stock price of the Company is considered to follow a Geometric Brownian Motion with a drift equal to the cost of equity. On October 5, 2011, the fair value of the long-term debt portion of the Series A Notes and Series B Notes was $105.6 million and $58.6 million, respectively. The original issue discounts are being amortized through interest expense through the maturity of the Series A and Series B Notes.

On October 5, 2011, the fair value of the embedded conversion options within the Series A and the Series B Notes totaled $98.5 million and were classified within level 3 of the fair value hierarchy. To calculate the fair value of the embedded derivatives, a “with” and “without” scenario comparison was used. The methodology used to value the Series A Notes and Series B Notes constitute the “with” scenarios. The “without” scenario was estimated as a bond paying the same coupon payments as the securities without any conversion features. The fair value of the embedded conversion features was estimated as the difference between the two scenarios. At each fiscal quarter end, the Company is required to mark-to-market these embedded conversion features. As of March 25, 2012, the fair value of the embedded conversion features was $35.0 million. The unrealized $13.7 million increase from the fair value on December 25, 2011 was recorded as a non-cash charge within other expense on the Condensed Consolidated Statement of Operations. The following are the significant unobservable inputs utilized for the fair value calculations as of March 25, 2012:

	Series A Notes	Series B Notes
Bond yield of comparable notes	21.0%	N/A
Volatility of the Company’s stock price	55.0%	80.0%
Risk-free rate	1.0%	N/A
Probability of the Company’s stock being traded on the NYSE or NASDAQ	N/A	78.8%
Cost of equity capital	N/A	21.0%

See Note 16 for additional information related to the conversion of substantially all of the remaining Series A and Series B Notes.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 25, 2011, and on March 25, 2012. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

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

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflects the Company’s ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized via interest expense through the maturity of the First Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on April 3, 2012. The Company is obligated to complete an A/B Exchange Offer as soon as practicable, but in no event later than 300 days after the issuance of the First Lien Notes. If the Company does not complete the A/B Exchange Offer within the 300 day period, this will result in a registration default and 0.25% of additional interest per 90 days of registration default will be added to the interest payable on the First Lien Notes, up to a maximum of 1.00% of additional interest.

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

ABL Facility

On October 5, 2011, the Company entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. The Company has the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility was used on the closing date for the rollover of certain issued and outstanding letters of credit and is used by the Company for working capital and other general corporate purposes.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 25, 2012, borrowings outstanding under the ABL facility totaled $30.0 million and total availability was $26.0 million. The Company had $19.6 million of letters of credit outstanding as of March 25, 2012.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million and (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of March 25, 2012.

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

The remaining 4.25% Convertible Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The 4.25% Convertible Notes bear interest at the rate of 4.25% per annum, which is payable in cash semi-annually on February 15 and August 15 of each year. The 4.25% Notes mature on August 15, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of March 25, 2012 and December 25, 2011 were $486.3 million and $489.0 million, respectively. The fair value of the 6.00% Convertible Notes is based on the same methodology used to calculate fair value on the date of the closing of the refinancing and was classified within level 3 of the fair value hierarchy. The fair value of the 4.25% Convertible Notes is based on quoted market prices and was classified within level 2 of the fair value hierarchy. The fair value of the other long-term debt approximates carrying value.

4. Restructuring

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011, by eliminating a total of 64 positions, including 35 existing and 29 open positions.

The following table presents the restructuring reserves at March 25, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at March 25, 2012
Personnel related costs	$233	$—	$(123)	$110

In the consolidated balance sheets as of March 25, 2012 and December 25, 2011, the reserve for restructuring costs is recorded in other accrued liabilities.

5. Discontinued Operations

FSX Service

On October 21, 2011, the Company finalized a decision to terminate the FSX service, and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. As such, there will not be any significant future cash flows related to these operations.

The following table presents the restructuring reserves at March 25, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Payments	Provisions(1)	Balance at March 25, 2012
Vessel leases, net of estimated sublease(2)	$77,060	$(8,010)	$3,557	$72,607
Rolling stock per-diem and lease termination costs	9,921	(4,466)	—	5,455
Personnel related costs	5,330	(711)	—	4,619
Facility leases	135	(31)	—	104

Total	$92,446	$(13,218)	$3,557	$82,785

(1)	The Company recorded the net present value of its future lease obligations, net of estimated sublease, during the fourth quarter of 2011. The $3.6 million recorded during the first quarter of 2012 represents non-cash accretion of the liability.
(2)	On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to early terminate these vessel leases. See Note 16 for additional information.

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

The following table includes the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	March 25, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts receivable, net of allowance	$674	$119	$793	$4,414	$293	$4,707
Property and equipment, net	6,022	—	6,022	6,031	—	6,031
Deferred tax asset	620	—	620	620	—	620
Other assets	260	—	260	1,595	22	1,617

Total current assets of discontinued operations	$7,576	$119	$7,695	$12,660	$315	$12,975

	March 25, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts payable	$1,007	$—	$1,007	$1,312	$15	$1,327
Current restructuring liabilities	26,243	—	26,243	41,337	—	41,337
Other current liabilities	1,019	—	1,019	2,649	—	2,649

Total current liabilities of discontinued operations	28,269	—	28,269	45,298	15	45,313

Long-term portion of vessel lease obligation	54,668	—	54,668	51,109	—	51,109
Deferred tax liability	184	—	184	184	—	184

Total long-term liabilities of discontinued operations	54,852	—	54,852	51,293	—	51,293

Total liabilities of discontinued operations	$83,121	$—	$83,121	$96,591	$15	$96,606

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 25, 2012			Three Months Ended March 27, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$85	$—	$85	$44,633	$10,583	$55,216
Operating loss	(5,707)	—	(5,707)	(12,692)	(780)	(13,472)
Net loss	(5,707)	—	(5,707)	(13,091)	(760)	(13,851)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 25, 2012			Three Months Ended March 27, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Net cash (used in) provided by operating activities	$(14,099)	$159	$(13,940)	$(9,528)	$898	$(8,630)
Net cash used in investing activities	—	—	—	(158)	(57)	(215)

Net (decrease) increase in cash from discontinued operations	$(14,099)	$159	$(13,940)	$(9,686)	$841	$(8,845)

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

During the first quarter of 2012, after evaluating the merits and requirements of the tonnage tax regime, the Company revoked its election under subchapter R of the tonnage tax regime effective for the tax years beginning January 1, 2012. As a result, the activities attributable to the Company’s operation of the vessels in the Puerto Rico tradelane are no longer eligible as qualifying shipping activities under the tonnage tax regime, and therefore, the income (loss) derived from the Puerto Rico vessels will no longer be excluded from corporate income tax for U.S. federal income tax purposes. The Company’s decision was made based on several factors, including the expected economic challenges in Puerto Rico in the foreseeable future. Under the eligibility requirements of the tonnage tax regime, the Company may not elect back into the tonnage tax regime until five years following its revocation. The Company will reevaluate the merits of the tonnage tax regime at such time in the future.

The Company has accounted for the revocation of the tonnage tax as a change in tax status of its qualifying shipping activities. Accordingly, the Company recognized the impact of the revocation of its tonnage tax election in the first quarter of 2012, the period for which the Company filed its revocation statement with the Internal Revenue Service. The revocation had a minimal impact on the Company’s Condensed Statement of Operations in the first quarter of 2012. The change in tax status resulted in the revaluation of the Company’s deferred taxes. The overall decrease in the Company’s net deferred tax assets was approximately $3.0 million, before the impact of the valuation allowance. After offsetting the decrease in net deferred tax assets with the valuation allowance, the impact on the Company’s net deferred taxes was minimal.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011
Restricted stock / vested shares	$33	$52
Restricted stock units	15	—
Stock options	—	199
Employee stock purchase plan	—	31

Total	$48	$282

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of March 25, 2012, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 25, 2011	51,350	$389.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, vested and exercisable at March 25, 2012	51,350	$389.58	4.76	$—

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of March 25, 2012 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 25, 2011	23,719	$119.24
Granted	—	—
Vested	(7,360)	84.50
Forfeited	(3,110)	137.75

Nonvested at March 25, 2012	13,249	$134.25

As of March 25, 2012, there was $0.5 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

On June 2, 2011, the Company granted a total of 20,532 restricted stock units (“RSUs”) to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Based on the closing price of the Company’s common stock on the grant date, the total fair value of the RSUs granted was $0.6 million. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). The RSUs will vest June 2, 2012, subject to continued service on the Board of Directors through that date. The RSUs will be settled in cash once the grantee ceases to serve on the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the period end closing price. Based on the value of the Company’s Common Stock on March 25, 2012, there was $15 thousand of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a period of three months.

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

Net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 25, 2012	March 27, 2011
Numerator:
Net loss from continuing operations	$(26,802)	$(20,221)
Net loss from discontinued operations	(5,707)	(13,851)

Net loss	$(32,509)	$(34,072)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	3,122	1,231

Effect of dilutive securities:
Stock-based compensation	—	—

Denominator for diluted net loss per common share	3,122	1,231

Basic and diluted net loss per common share
From continuing operations	$(8.58)	$(16.43)
From discontinued operations	(1.83)	(11.25)

Basic and diluted net loss per common share	$(10.41)	$(27.68)

Warrants outstanding to purchase 2.5 million common shares have been excluded from the denominator during the quarter ended March 25, 2012 as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 4 thousand and 6 thousand shares have been excluded from the denominator for basic net loss per share during the quarters ended March 25, 2012 and March 27, 2011, respectively.

See Note 16 for additional information related to shares of common stock the Company expects to issue subsequent to March 25, 2012 as a result of the conversion of substantially all of the remaining Series A Notes and Series B Notes.

9. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 25, 2012		December 25, 2011
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$151,247	$65,544	$150,658	$67,379
Containers	37,617	22,308	37,831	23,114
Chassis	12,701	5,171	12,713	5,429
Cranes	27,652	14,610	27,641	15,144
Machinery and equipment	31,083	10,939	31,015	11,661
Facilities and land improvements	27,781	21,458	27,257	21,293
Software	25,369	1,241	25,169	1,268
Construction in progress	22,402	22,402	21,857	21,857

Total	$335,852	$163,673	$334,141	$167,145

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 25, 2012	December 25, 2011
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	14,967	15,450

Total intangibles with definite lives	220,197	220,680
Accumulated amortization	(156,525)	(150,738)

Net intangibles with definite lives	63,672	69,942
Goodwill	198,793	198,793

Intangible assets, net	$262,465	$268,735

11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 25, 2012	December 25, 2011
Vessel operations	$11,956	$13,783
Payroll and employee benefits	15,220	13,594
Marine operations	7,529	7,077
Terminal operations	8,780	9,297
Fuel	4,221	10,590
Interest	24,433	12,368
Legal settlements	9,867	8,066
Restructuring	110	233
Other liabilities	19,929	22,089

Total other accrued liabilities	$102,045	$97,097

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

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of March 25, 2012, the Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$39,600	$39,600
Conversion features within Series B Notes (Note 3)	—	—	(4,640)	(4,640)

Total liabilities	$—	$—	$34,960	$34,960

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

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 25, 2012. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended March 25, 2012 and March 27, 2011.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 25, 2012 and March 27, 2011.

The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended March 25, 2012 and March 27, 2011.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 25, 2012 and March 27, 2011.

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

14. Commitments and Contingencies

Legal Proceedings

Antitrust Matters

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million payable over five years without interest. The Company recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the year ended December 25, 2011, the Company recorded a reversal of $19.2 million of the charge originally recorded during December 26, 2010. The first $1.0 million of the fine was paid in April 2011 and the second $1.0 million payment was made in March 2012. The Company must make payments of $2.0 million on or before March 24, 2013, $3.0 million on or before March 24, 2014, $4.0 million on or before March 24, 2015, and $4.0 million on or before March 21, 2016. The plea agreement provides that the Company will not face additional charges relating to the Puerto Rico tradelane. In addition, the plea agreement provides that the Company will not face any additional charges in connection with the Alaska trade, and the DOJ has indicated that the Company is not a target or subject of any Hawaii or Guam aspects of its investigation.

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

Environmental Matters

During 2011, the U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California investigated the use of one of the Company’s vessel’s oily water separator and related oil record book keeping on that vessel. The Company previously recorded provisions in its Consolidated Statement of Operations of $1.5 million relating to this contingency. On January 27, 2012, the Company entered into an agreement with the U.S. Department of Justice and the Court entered judgment accepting the Company’s plea agreement. The Company pled guilty to two counts of providing federal authorities with false vessel oil record book keeping entries, and agreed to pay a fine of $1.0 million and donate an additional $0.5 million to the National Fish & Wildlife Foundation for environmental community service programs. The donation of $0.5 million was paid on April 13, 2012, and the $1.0 million fine will be paid in $0.5 million installments due on or before January 27, 2013 and January 27, 2014, respectively.

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

SFL Agreements

In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels. As a result of the shutdown of the Guam/FSX service, these vessels are currently not being utilized. On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled us to early terminate the bareboat charters. See Note 16 for additional details.

The bareboat charter for each new vessel was a “hell or high water” charter, and the obligation of the Company to pay charter hire thereunder for the vessel was absolute and unconditional. The aggregate annual charter hire for all of the five new vessels was approximately $32.0 million. Under the charters, the Company was responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters was twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by the Company. In addition, the Company had the option to purchase all of the vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If the Company elected to purchase all of the vessels after the five or eight year anniversary date, it would have the right to assume the outstanding debt related to each purchased vessel, and the amount of the debt so assumed would have been credited against the purchase price paid for the vessels. If the Company elected not to purchase the new vessels at the end of the initial twelve year period and SFL sold the new vessels for less than a specified amount, the Company would have been responsible for paying the amount of such shortfall, which would not have exceeded $3.8 million per new vessel. If the new vessels were to be sold by SFL to an affiliated party for less than a different specified amount, the Company had the right to purchase the new vessels for that different specified amount.

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

The Company was accounting for the leases as operating leases. As of March 25, 2012, the residual guarantee was recorded at its fair value of approximately $0.3 million as a liability of discontinued operations on the Company’s balance sheet.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On both March 25, 2012 and December 25, 2011, these letters of credit totaled $19.6 million.

15. Recent Accounting Pronouncements

In June 2011, the FASB issued changes to the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. In December 2011, the FASB deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The new reporting requirement is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt the accounting pronouncement as of December 25, 2011, and the effect on the Company’s consolidated financial statements was to present activity impacting net income and other comprehensive loss in two consecutive statements.

In May 2011, the FASB issued changes to certain portions of the authoritative literature related to fair value measurements and disclosures in order to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. The update clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Implementation of this standard is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

16. Subsequent Events

Consent Solicitations

In connection with the restructuring support agreements described below, on March 29, 2012, the Company launched consent solicitations to make certain amendments to the indentures which govern the First Lien Notes, Second Lien Notes, and the Series A Notes and Series B Notes. These amendments provided (i) for the issuance of $40.0 million in aggregate principal amount of Second Lien Notes to SFL pursuant to the Global Termination Agreement, subordinated to the existing Second Lien Notes under certain circumstances, (ii) for the Company to pay-in-kind (PIK) interest payments on the Second Lien Notes, the Series A Notes and the Series B Notes, (iii) for SFL to purchase, at its option, all other outstanding Second Lien Notes from the holders (at a purchase price equal to the principal amount of the Second Lien Notes, plus accrued and unpaid interest) under circumstances where, among other things, the Company commences liquidation, administration, or receivership or other similar proceedings and (iv) for Series B Note holders to convert their notes at their option.

On April 9, 2012, the Company entered into supplemental indentures with the U.S. Bank National Association, the trustee for the Notes (“U.S. Bank”), to amend the indentures pursuant to the consent solicitations. The Company concurrently obtained an amendment and acknowledgment from the lenders under its ABL credit agreement, among other things, to clarify that the amendments to the indentures which govern the First Lien Notes, Second Lien Notes, and the Series A Notes and Series B Notes and the issuance of the additional $40.0 million of Second Lien Notes are permitted under the ABL credit agreement.

On May 3, 2012, the Company entered into a supplemental indenture with U.S. Bank to increase the conversion rate of the Series A Notes.

Conversion of Series A and Series B Notes

On March 27, 2012, the Company announced that it had signed restructuring support agreements with more than 96% of its noteholders to further deleverage its balance sheet in connection with and contingent upon a restructuring of the vessel charter obligations related to the Company’s discontinued FSX service. The restructuring support agreements provided, among other things, that substantially all of the remaining $228.4 million of the Company’s Series A and Series B Notes would be converted into the Company’s stock, or warrants for non-U.S. citizens. The conversion of the Series A and Series B Notes was contingent upon a number of conditions, including the restructuring of the Company’s charter obligations with respect to the vessels formerly used in the FSX service.

Pursuant to the restructuring support agreements, 99.0% of the holders of the Company’s Series A Notes and 98.5% of the holders of the Company’s Series B Notes submitted irrevocable conversion notices to the Company. In connection with the conversion process, the Company expects to issue approximately 26.2 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 47.5 million shares of the Company’s common stock to holders of the Series A Notes. In addition, the Company expects to issue approximately 1.0 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 1.8 million shares of the Company’s common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share.

On April 9, 2012, the Company issued warrants to purchase 9,250,000 shares of the Company’s common stock to SFL, pursuant to the Global Termination Agreement described below. The conversion price of the warrants is $0.01 per common share.

Assuming all of the warrants issued to SFL and issued upon conversion of the Series A Notes and Series B Notes were converted into the Company’s common stock as of May 3, 2012, the Company would have issued approximately 10% of the Company’s outstanding shares to SFL, approximately 83% of the Company’s outstanding shares to the former holders of the Series A Notes, and approximately 3% of the Company’s outstanding shares to the former holders of the Series B Notes, in connection with the conversion process and the global termination agreement.

As a result of the conversion of the Series A Notes and Series B Notes, the Company expects to record a loss on conversion of approximately $185.4 million during the 2nd quarter of 2012.

The Company entered into agreements with holders of approximately 99.0% of its outstanding 6.00% Convertible Notes, pursuant to which such holders agreed to accept interest payable in additional 6.00% Convertible Notes and also agreed to convert the 6.00% Convertible Notes held by them into the Company’s common stock and/or warrants to purchase the Company’s common stock. Therefore, the Company did not pay cash interest that was due on its 6.00% Convertible Notes on April 15, 2012. Non-payment of the interest that otherwise was due on April 15, 2012, restricts access under the Company’s ABL Facility subject to a 30-day cure period. The Company is in the process of effectuating the conversion of the 6.00% Convertible Notes. If conversion occurs later than May 15, 2012, the Company has the ability to satisfy the interest payable by issuing additional 6.00% Convertible Notes and the cash payment of approximately $0.1 million. The Company will pay such interest, if necessary, on or before May 15, 2012, and as a result be able to borrow under its ABL Facility.

Termination of Vessel Leases

On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to early terminate the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, the Company agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes due 2016; (ii) issue to SFL warrants to purchase 9,250,000 shares of the Company’s common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove the Company’s stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which reimbursement is currently expected to approximate $0.1 million, which the company expects to pay during the first half of 2012; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which we estimate represents an aggregate reimbursement obligation to the SFL Parties of $0.6 million, which the company expects to pay during the first half of 2012.

In connection with the Global Termination Agreement, the Company will adjust the restructuring charge related to its vessel lease obligations originally recorded during the 4th quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes due 2016, (ii) the 9,250,000 warrants issued to SFL multiplied by the closing price of the Company’s stock on April 9, 2012, which was the effective date of the agreement, (iii) fees associated with the vessel lease termination, (iv) reimbursement obligations to the SFL Parties, and (v) the net present value of the vessel lease liability as of April 9, 2012, the Company expects to record an additional restructuring charge of $19.0 million during the 2nd quarter of 2012, which will be recorded as part of discontinued operations.

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

Executive Overview

	Quarters Ended
	March 25, 2012	March 27, 2011
	($ in thousands)
Operating revenue	$263,354	$240,720
Operating expense	269,418	250,076

Operating loss	$(6,064)	$(9,356)

Operating ratio	102.3%	103.9%
Revenue containers (units)	57,086	56,841
Average unit revenue	$4,257	$3,896

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net loss	$(32,509)	$(34,072)
Net loss from discontinued operations	(5,707)	(13,851)

Net loss from continuing operations	(26,802)	(20,221)
Interest expense, net	17,739	10,716
Income tax expense (benefit)	297	(485)
Depreciation and amortization	14,413	14,945

EBITDA	5,647	4,955

Loss on change in value of debt conversion features	13,670	—
Union/other severance charge	1,124	2,806
Antitrust investigation and related costs	757	2,178
(Gain) loss on conversion/modification of debt and other refinancing costs	(10,336)	620

Adjusted EBITDA	$10,862	$10,559

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net loss	$(32,509)	$(34,072)
Net loss from discontinued operations	(5,707)	(13,851)

Net loss from continuing operations	(26,802)	(20,221)
Loss on change in value of debt conversion features	13,670	—
Union/other severance charge	1,124	2,806
Antitrust investigation and related costs	757	2,178
Accretion of legal settlement	544	240
(Gain) loss on conversion/modification of debt and other refinancing costs	(10,336)	620
Tax impact of adjustments	10	(1,422)

Total adjustments	5,769	4,422

Adjusted net loss	$(21,033)	$(15,799)

	Quarters Ended
	March 25, 2012	March 27, 2011
Net loss per share	$(10.41)	$(27.68)
Net loss per share from discontinued operations	(1.83)	(11.25)

Net loss per share from continuing operations	(8.58)	(16.43)
Loss on change in value of debt conversion features	4.38	—
Union/other severance charge	0.36	2.28
Antitrust investigation and related costs	0.24	1.77
Accretion of legal settlement	0.17	0.20
(Gain) loss on conversion/modification of debt and other refinancing costs	(3.31)	0.50
Tax impact of adjustments	—	(1.15)

Total adjustments	1.84	3.60

Adjusted net loss per share	$(6.74)	$(12.83)

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

We own or lease 15 vessels, all of which are fully qualified Jones Act vessels, and approximately 29,800 cargo containers. As a result of the shutdown of the FSX service, we expect to off-hire an additional 4,100 containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S.

History

Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. West Coast and Hawaii through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon future events which cannot be determined with certainty; the actual results could differ from these estimates.

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 25, 2012. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed with the Securities and Exchange Commission (“SEC”).

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

Quarter Ended March 25, 2012 Compared with the Quarter March 27, 2011

	Quarters Ended
	March 25, 2012	March 27, 2011	Change	% Change
	($ in thousands)
Operating revenue	$263,354	$240,720	$22,634	9.4%
Operating expense:
Vessel	88,645	75,549	13,096	17.3%
Marine	50,605	48,513	2,092	4.3%
Inland	46,697	42,292	4,405	10.4%
Land	37,880	35,634	2,246	6.3%
Rolling stock rent	9,974	9,721	253	2.6%

Cost of services	233,801	211,709	22,092	10.4%
Depreciation and amortization	10,401	10,877	(476)	(4.4)%
Amortization of vessel dry-docking	4,012	4,068	(56)	(1.4)%
Selling, general and administrative	21,514	22,979	(1,465)	(6.4)%
Miscellaneous (income) expense, net	(310)	443	(753)	(170.0)%

Total operating expense	269,418	250,076	19,342	7.7%

Operating loss	$(6,064)	$(9,356)	$3,292	35.2%

Operating ratio	102.3%	103.9%		(1.6)%
Revenue containers (units)	57,086	56,841	245	0.4%
Average unit revenue	$4,257	$3,896	$361	9.3%

Operating Revenue. Our operating revenue increased $22.6 million, or 9.4% during the quarter ended March 25, 2012 as compared to the quarter ended March 27, 2011. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$18,847
Revenue container rate increase	1,706
Other non-transportation services revenue increase	1,296
Revenue container volume increase	785

Total operating revenue increase	$22,634

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.1% of total revenue in the quarter ended March 25, 2012 and approximately 16.4% of total revenue in the quarter ended March 27, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses, including port security and wharfage fees. The increase in non-transportation revenue was primarily due to higher revenue from certain transportation services agreements, partially offset by a reduction in terminal services. The increase in revenue container volume was due to improved market conditions in our Hawaii tradelane, partially offset by continued soft market conditions in our Puerto Rico tradelane.

Cost of Services. The $22.1 million increase in cost of services is primarily due to higher vessel costs as a result of a rise in fuel prices and higher inland expenses.

Vessel expense, which is not primarily driven by revenue container volume, increased $13.1 million for the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$10,162
Labor and other vessel operating expense increase	2,358
Vessel space charter expense increase	490
Vessel lease expense increase	86

Total vessel expense increase	$13,096

The $10.2 million rise in fuel costs is comprised of a $10.7 million increase due to higher fuel prices, partially offset by a $0.5 million decrease due to less operating days. The increase in labor and other vessel operating expense during 2012 is primarily due to certain vessel-related service disruptions.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $2.1 million increase in marine expense during the quarter ended March 25, 2012 was primarily due to contractual rate increases and the newly enacted cargo scanning fee in Puerto Rico, cargo claims as a result of certain vessel-related service disruptions, and slightly higher container volumes.

Inland expense increased to $46.7 million for the quarter ended March 25, 2012 compared to $42.3 million during the quarter ended March 27, 2011. The $4.4 million increase in inland expense is primarily due to higher fuel costs, contractual increases, and incremental empty repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	March 25, 2012	March 27, 2011	% Change
	(in thousands)
Land expense:
Maintenance	$14,003	$13,492	3.8%
Terminal overhead	14,253	13,262	7.5%
Yard and gate	8,042	7,319	9.9%
Warehouse	1,582	1,561	1.3%

Total land expense	$37,880	$35,634	6.3%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expense and severance for certain union employees that elected early retirement.

Depreciation and Amortization. Depreciation and amortization was $10.4 million during the quarter ended March 25, 2012 as compared to $10.9 million during the quarter ended March 27, 2011. The decrease in depreciation-owned vessels was due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	March 25, 2012	March 27, 2011	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,095	$2,513	2.8%
Depreciation and amortization—other	3,244	3,286	8.7%
Amortization of intangible assets	5,062	5,078	0.0%

Total depreciation and amortization	$10,401	$10,877	(4.4)%

Amortization of vessel dry-docking	$4,012	$4,068	(1.4)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.0 million during the quarter ended March 25, 2012 compared to $4.1 million for the quarter ended March 27, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $21.5 million for the quarter ended March 25, 2012 compared to $23.0 million for the quarter ended March 27, 2011, a decrease of $1.5 million or 6.4%. This decrease is primarily comprised of a $2.0 million reduction in severance charges and a $1.4 million decrease in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings, partially offset by professional fees of $0.3 million incurred related to the search for a permanent CEO, and legal and tax consulting fees of $0.3 million related to our refinancing efforts.

Miscellaneous (Income) Expense, Net. Miscellaneous (income) expense, net increased $0.8 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily as a result of lower bad debt expense.

Interest Expense, Net. Interest expense, net increased to $17.7 million for the quarter ended March 25, 2012 compared to $10.7 million for the quarter ended March 27, 2011, an increase of $7.0 million or 65.4%. This increase was primarily due to higher debt balances outstanding, a rise in interest rates due to the comprehensive refinancing and the accretion of non-cash interest related to our legal settlements.

Income Tax Expense (Benefit). The effective tax rate for the quarters ended March 25, 2012 and March 27, 2011 was (1.1)% and 2.3%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Cash totaled $24.9 million at March 25, 2012. As of March 25, 2012, borrowing availability under the ABL Facility was $26.0 million, after taking into account $30.0 million outstanding under the ABL Facility and $19.6 million utilized for letters of credit.

We entered into agreements with holders of approximately 99.0% of our outstanding 6.00% Convertible Notes, pursuant to which such holders agreed to accept interest payable in additional 6.00% Convertible Notes and also agreed to convert the 6.00% Convertible Notes held by them into our common stock and/or warrants to purchase our common stock. Therefore, we did not pay cash interest that was due on our 6.00% Convertible Notes on April 15, 2012. Non-payment of the interest that otherwise was due on April 15, 2012, restricts access under our ABL Facility subject to a 30-day cure period. We are in the process of effectuating the conversion of the 6.00% Convertible Notes. If conversion occurs later than May 15, 2012, we have the ability to satisfy the interest payable by issuing additional 6.00% Convertible Notes and the cash payment of approximately $0.1 million. We will pay such interest, if necessary, on or before May 15, 2012, and as a result be able to borrow under our ABL Facility.

Operating Activities

Net cash used in operating activities was $8.5 million for the quarter ended March 25, 2012 compared to $34.3 million for the quarter ended March 27, 2011. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$22,580
Decrease in accounts receivable	7,717
Decrease in payments related to vessel leases	2,791
Earnings adjusted for non-cash charges	(4,178)
Other changes in working capital, net	(3,134)

Total decrease in cash used in operating activities	$25,776

Investing Activities

Net cash used in investing activities was $1.8 million for the quarter ended March 25, 2012 compared to $3.0 million for the quarter ended March 27, 2011. The decrease in cash consumed is related to a decline in capital spending.

Financing Activities

Net cash provided by financing activities during the quarter ended March 25, 2012 was $28.0 million compared to $49.2 million for the quarter ended March 27, 2011. The net cash provided by financing activities during the quarter ended March 25, 2012 included $30.0 million borrowed under the ABL Facility as compared to $57.5 million, net of payments, borrowed under the Senior Credit Facility during the quarter ended March 27, 2011. In addition, during the quarter ended March 27, 2011, we paid $3.2 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible noteholders, and our overall refinancing efforts.

Capital Requirements and Commitments

Based upon our current level of operations, as well as the recent restructuring of our debt and resolution of the lease obligations related to the vessels that served our FSX service, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs throughout 2012.

During 2012, we expect to spend approximately $24.0 million and $18.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment. We have commenced our plan to dry-dock three of the vessels utilized in our Puerto Rico tradelane in China during 2012. Despite the significantly higher transit costs to get to Asia, we expect these dry-dockings will enable us to make high quality cargo modifications and other enhancements to our core Puerto Rico fleet that will be instrumental in ensuring service integrity for our customers. In addition, we plan to utilize the cranes previously intended for Anchorage in our Hawaii terminal, and approximately $4.0 million of the expected capital expenditures relates to these cranes.

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

Three of our vessels, the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak are leased, or chartered, under charters that are due to expire in January 2015. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.

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

On March 27, 2012, we announced that we had signed restructuring support agreements with more than 96% of our noteholders to further deleverage our balance sheet in connection with and contingent upon a restructuring of the vessel charter obligations related to the Company’s discontinued trans-Pacific service. The restructuring support agreements provide, among other things, that substantially all of the remaining $228.4 million of our Series A and Series B Notes will be converted into the Company’s stock, or warrants for non-U.S. citizens. The conversion of the Series A and Series B Notes was contingent upon a number of conditions, including the restructuring of our charter obligations with respect to the vessels formerly used in the FSX service.

On March 29, 2012, we launched consent solicitations to make certain amendments to the indentures which govern the First Lien Notes, Second Lien Notes, and the Series A Notes and Series B Notes. These amendments provided (i) for the issuance of $40.0 million in aggregate principal amount of Second Lien Notes to SFL pursuant to the Global Termination Agreement, subordinated to the existing Second Lien Notes under certain circumstances, (ii) for the Company to pay-in-kind (PIK) interest payments on the Second Lien Notes, the Series A Notes and the Series B Notes, (iii) for SFL to purchase, at its option, all other outstanding Second Lien Notes from the holders (at a purchase price equal to the principal amount of the Second Lien Notes, plus accrued and unpaid interest) under circumstances where, among other things, the Company commences liquidation, administration, or receivership or other similar proceedings and (iv) for Series B Note holders to convert their notes at their option.

Pursuant to the restructuring support agreements, 99.0% of the holders of our Series A Notes and 98.5% of the holders of our Series B Notes submitted irrevocable conversion notices to us on April 9, 2012. In connection with the conversion process, we expect to issue approximately 26.2 million shares of our common stock and warrants for the purchase of approximately an additional 47.5 million shares of our common stock to holders of the Series A Notes. In addition, we expect to issue approximately 1.0 million shares of our common stock and warrants for the purchase of approximately an additional 1.8 million shares of our common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1 as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert its warrants, in whole or in part, into shares of our common stock, without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing us to force redemption and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

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

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Secured Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no maintenance based covenants. The First Lien Secured Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividend blockers; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/ substantially all of our assets. These covenants are subject to certain exceptions and qualifications.

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

SFL Note

On April 5, 2012, we entered into a Global Termination Agreement (the “Global Termination Agreement”) with Ship Finance International Limited and certain of its subsidiaries (“SFL”) which enabled us to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective on April 9, 2012.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, we agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes; (ii) issue to SFL warrants to purchase 9,250,000 shares of our common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove our stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which reimbursement is currently expected to approximate $0.1 million; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which we estimate represents an aggregate maximum reimbursement obligation to the SFL Parties of $0.6 million.

ABL Facility

On October 5, 2011, we entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. We have the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility was used on the closing date for the rollover of certain issued and outstanding letters of credit and thereafter is used by us for working capital and other general corporate purposes.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to .50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 25, 2012, total availability under the ABL Facility was $26.0 million after taking into account $30.0 million of outstanding borrowings and $19.6 million utilized for letters of credit.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million and (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of March 25, 2012.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 25, 2012, the carrying value of our goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Outlook

We expect 2012 volumes to be consistent with or slightly above 2011 levels due to slow recoveries in our markets. During 2011, we implemented many cost savings initiatives including a reduction in non-union workforce, and through our relationships with our vessel and other union partners, we received union labor savings. In addition, many of our other transportation service providers either provided rate reductions or maintained rate levels. During 2012, we expect to incur increases from our vessel union partners, transportation service providers, and other contractual increases for marine services including wharfage. We believe we will be able to mitigate most of these expense increases through rate increases to our customers. Fuel prices have risen significantly in recent months and remain volatile. Our ability to implement and maintain fuel surcharge adjustments will have a significant impact on our earnings.

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

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of March 25, 2012, we had $30.0 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

In June 2011, the FASB issued changes to the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. In December 2011, the FASB deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The new reporting requirement is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. We elected to early adopt the accounting pronouncement as of December 25, 2011 and the effect on our consolidated financial statements was to present activity impacting net income and other comprehensive loss in two consecutive statements.

In May 2011, the FASB issued changes to certain portions of the authoritative literature related to fair value measurements and disclosures in order to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. The update clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Implementation of this standard is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Implementation of this standard did not have a material impact on our consolidated financial statements.

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

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 25, 2011, as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 25, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Matters

The U.S. Coast Guard and the offices of the U.S. Attorney for the Northern and Central Districts of California investigated the use of one of our vessel’s oily water separator and related oil record bookkeeping on that vessel. We previously recorded provisions in our Consolidated Statement of Operations of $1.5 million relating to this contingency. On January 27, 2012, we entered into an agreement with the DOJ and the Court entered judgment accepting our plea agreement. We pled guilty to two counts of providing federal authorities with false vessel oil record bookkeeping entries, and agreed to pay a fine of $1.0 million and donate an additional $0.5 million to the National Fish & Wildlife Foundation for environmental community service programs. The donation of $0.5 million was paid on April 13, 2012, and the $1.0 million fine will be paid in $0.5 million installments due on or before January 27, 2013 and January 27, 2014, respectively.

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

In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which we have contractual relations

1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011, as filed with the SEC.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.