Form 10-Q
period 2012-06-24
Horizon Lines, Inc.
filed 2012-08-02
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2012

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

At July 23, 2012, 34,164,884 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 24, 2012	December 25, 2011
Assets
Current assets
Cash	$19,732	$21,147
Accounts receivable, net of allowance of $5,116 and $6,416 at June 24, 2012 and December 25, 2011, respectively	116,633	105,949
Materials and supplies	27,919	28,091
Deferred tax asset	7,947	10,608
Assets of discontinued operations	7,176	12,975
Other current assets	7,604	7,196

Total current assets	187,011	185,966
Property and equipment, net	160,082	167,145
Goodwill	198,793	198,793
Intangible assets, net	55,335	69,942
Assets of discontinued operations	146	—
Other long-term assets	19,038	17,963

Total assets	$620,405	$639,809

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$46,041	$31,683
Current portion of long-term debt, including capital lease	5,733	6,107
Accrued vessel rent	9,277	13,652
Liabilities of discontinued operations	7,791	45,313
Other accrued liabilities	81,693	97,097

Total current liabilities	150,535	193,852
Long-term debt, including capital lease, net of current portion	383,991	509,741
Deferred rent	11,317	13,553
Deferred tax liability	8,307	10,702
Liabilities of discontinued operations	41,253	51,293
Other long-term liabilities	24,216	26,654

Total liabilities	619,619	805,795

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 32,087 shares issued and outstanding as of June 24, 2012 and 2,421 shares issued and 2,269 shares outstanding as of December 25, 2011	931	605
Treasury stock, 152 shares at cost as of December 25, 2011	—	(78,538)
Additional paid in capital	378,690	213,135
Accumulated deficit	(381,843)	(303,260)
Accumulated other comprehensive income	3,008	2,072

Total stockholders’ equity (deficiency)	786	(165,986)

Total liabilities and stockholders’ equity (deficiency)	$620,405	$639,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Operating revenue	$270,939	$253,731	$534,294	$494,451
Operating expense:
Cost of services (excluding depreciation expense)	236,894	215,309	470,694	427,038
Depreciation and amortization	10,397	10,947	20,797	21,824
Amortization of vessel dry-docking	2,622	4,070	6,635	8,138
Selling, general and administrative	19,529	19,842	41,042	43,677
Impairment charge	257	2,818	257	2,818
Legal settlements	—	(18,202)	—	(18,202)
Miscellaneous expense (income), net	233	(46)	(77)	397

Total operating expense	269,932	234,738	539,348	485,690

Operating income (loss)	1,007	18,993	(5,054)	8,761
Other expense:
Interest expense, net	16,238	12,910	33,977	23,626
Loss on conversion/modification of debt	47,403	889	36,421	630
Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Other expense, net	4	8	18	22

(Loss) income from continuing operations before income tax expense	(29,838)	5,186	(56,340)	(15,517)
Income tax expense	49	681	346	196

Net (loss) income from continuing operations	(29,887)	4,505	(56,686)	(15,713)
Net loss from discontinued operations	(16,187)	(9,921)	(21,894)	(23,774)

Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)

Basic net (loss) income per share:
Continuing operations	$(1.49)	$3.63	$(4.89)	$(12.68)
Discontinued operations	(0.81)	(7.99)	(1.89)	(19.19)

Basic net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

Diluted net (loss) income per share:
Continuing operations	$(1.49)	$3.63	$(4.89)	$(12.68)
Discontinued operations	(0.81)	(7.99)	(1.89)	(19.19)

Diluted net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

Number of weighted average shares used in calculations:
Basic	20,068	1,241	11,595	1,239
Diluted	20,068	1,241	11,595	1,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)
Other comprehensive income:
Unwind of interest rate swap	339	—	679	—
Amortization of pension and post-retirement benefit transition obligation, net of tax	129	118	257	236
Change in fair value of interest rate swap, net of tax	—	20	—	474

Other comprehensive income	468	138	936	710

Comprehensive loss	$(45,606)	$(5,278)	$(77,644)	$(38,777)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(56,686)	$(15,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,672	11,663
Amortization of other intangible assets	10,125	10,161
Amortization of vessel dry-docking	6,635	8,138
Amortization of deferred financing costs	1,404	2,018
Loss on conversion/modification of debt	36,421	630
Impairment charge	257	2,818
Legal settlements	—	(18,202)
Gain on change in value of debt conversion features	(19,130)	—
Deferred income taxes	266	2.026
Gain on equipment disposals	(213)	(368)
Stock-based compensation	258	364
Accretion of interest on convertible notes	3,931	5,764
Accretion of interest on legal settlements	1,121	284
Changes in operating assets and liabilities:
Accounts receivable	(10,764)	(21,449)
Materials and supplies	94	(3,772)
Other current assets	(407)	(2,933)
Accounts payable	14,358	(10,973)
Accrued liabilities	4,875	(2,844)
Vessel rent	(6,612)	(2,237)
Vessel dry-docking payments	(9,336)	(6,839)
Legal settlement payments	(1,500)	(1,884)
Other assets/liabilities	32	(837)

Net cash used in operating activities from continuing operations	(14,199)	(44,185)
Net cash used in operating activities from discontinued operations	(19,891)	(20,975)

Cash flows from investing activities:
Purchases of property and equipment	(4,230)	(6,708)
Proceeds from the sale of property and equipment	830	1,402

Net cash used in investing activities from continuing operations	(3,400)	(5,306)
Net cash used in investing activities from discontinued operations	—	(390)

Cash flows from financing activities:
Payments on long-term debt	(1,125)	(9,375)
Borrowing under ABL facility	42,500	—
Borrowing under revolving credit facility	—	97,500
Payments on revolving credit facility	—	(9,000)
Payment of financing costs	(4,400)	(6,848)
Payments on capital lease obligations	(900)	(783)

Net cash provided by financing activities	36,075	71,494

Net increase in cash from continuing operations	18,476	22,003
Net decrease in cash from discontinued operations	(19,891)	(21,365)

Net (decrease) increase in cash	(1,415)	638
Cash at beginning of period	21,147	2,751

Cash at end of period	$19,732	$3,389

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

During the third quarter of 2011, the Company began a review of strategic alternatives for its Five Star Express (“FSX”) service. As a result of several factors, including: 1) the projected continuation of volatile trans-Pacific freight rates, 2) high fuel prices, and 3) significant operating losses, the Company decided to discontinue its FSX service. On October 21, 2011, the Company finalized a decision to terminate the FSX service, and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. Accordingly, there will not be any significant future cash flows related to these operations. As a result, the FSX service has been classified as discontinued operations in all periods presented.

During 2011, the entire component comprising the third-party logistics operations was discontinued. As part of the divestiture, the Company transitioned some of the operations and personnel to other logistics providers. There will not be any significant future cash flows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested logistics operations. As a result, the logistics operations have been classified as discontinued operations in all periods presented.

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

The financial statements as of June 24, 2012 and the financial statements for the quarters and six months ended June 24, 2012 and June 26, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	June 24, 2012	December 25, 2011

First lien senior secured notes	$226,767	$228,228
Second lien senior secured notes	108,186	96,781
ABL facility	42,500	—
Capital lease obligations	6,617	7,530
6.0% convertible senior secured notes	3,410	181,098
4.25% convertible notes	2,244	2,211

Total long-term debt	389,724	515,848
Less current portion	(5,733)	(6,107)

Long-term debt, net of current portion	$383,991	$509,741

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable by the Company at 101.5% of their aggregate principal amount, plus accrued and unpaid interest in the first year after their issuance and at par plus accrued and unpaid interest thereafter. The Company is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of the Company’s domestic subsidiaries (collectively, the “Notes Guarantors”).

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of June 24, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflects the Company’s ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. The Company is obligated to complete an A/B Exchange Offer as soon as practicable, but in no event later than 400 days after the issuance of the First Lien Notes.

Second Lien Notes

On October 5, 2011, the Company completed the sale of $100.0 million aggregate principal amount of its 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”). The Second Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually, beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes are non-callable for 2 years from the date of their issuance, and thereafter the Second Lien Notes will be callable by the Company at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral (each as defined below). The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends;

limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of June 24, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended on July 13, 2012. The Company is obligated to complete an A/B Exchange Offer as soon as practicable, but in no event later than 400 days after the issuance of the First Lien Notes.

As discussed in Note 5, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock to satisfy its obligations for certain vessel leases. The liability for the $40.0 million of Second Lien Notes has been presented as a long-term liability of discontinued operations on the Company’s Condensed Consolidated Balance Sheet as of June 24, 2012.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 24, 2012, borrowings outstanding under the ABL facility totaled $42.5 million and total availability was $17.3 million. The Company had $18.9 million of letters of credit outstanding as of June 24, 2012.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of June 24, 2012.

6.00% Convertible Notes

On October 5, 2011, the Company issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, the “6.00% Convertible Notes”). The Series A Notes and the Series B Notes are each fully and unconditionally guaranteed by all of the Notes Guarantors. The 6.00% Convertible Notes were issued pursuant to an indenture, which the Company and the Notes Guarantors entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

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

On May 3, 2012, the Company completed the conversion process and converted $175.8 million of Series A Notes and $48.9 million of Series B Notes into equity. In addition, the Company converted $6.1 million of Series A Notes and $1.7 million of Series B Notes issued as payment in kind during the second quarter of 2012 to satisfy the interest obligations associated with the 6.0% Convertible Notes. As a result of the conversion transactions, the Company issued approximately 27.7 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 45.5 million shares of the Company’s common stock to holders of the Series A Notes. In addition, the Company issued approximately 1.0 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 1.7 million shares of the Company’s common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share. As a result of the conversion of the Series A Notes and Series B Notes, the Company recorded a loss on conversion of approximately $48.5 million during the quarter ended June 24, 2012, which includes the payment of legal and other related fees of $2.6 million.

The remaining $3.7 million face value of the 6.00% Convertible Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances, including listing of the Company’s shares of common stock on either the NYSE or NASDAQ markets, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or warrants, as the case may be.

The remaining Series A Notes are convertible into shares of the Company’s common stock at a conversion rate equal to 402.3272 shares of common stock per $1,000 principal amount of Series A Notes. Beginning on October 5, 2012, the Company will have the option to convert all or any portion of the outstanding Series A Notes, upon not more than 60 days and not less than 20 days prior notice to noteholders; provided that (i) the Company’s common stock is listed on either the NYSE or NASDAQ markets and (ii) the 30 trading day volume weighted average price for the Company’s common stock for the 30-day period ending on the trading day preceding the date of such notice is equal to or greater than $15.75 per share. Holders of the Series A Notes may convert their notes at any time through the maturity date. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

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

The conversion rate of the remaining Series A Notes and Series B Notes may be increased in certain circumstances to compensate the holders thereof for the loss of the time value of the conversion right (i) if at any time the Company’s common stock or the common stock into which the new notes may be converted is greater than or equal to $11.25 per share and is not listed on the NYSE or NASDAQ markets or (ii) if a change of control occurs, unless at least 90% of the consideration received or to be received by holders of common stock, excluding cash payments for fractional shares, in connection with the transaction or transactions constituting the change of control, consists of shares of common stock, American Depositary Receipts or American Depositary Shares traded on a national securities exchange in the United States or which will be so traded or quoted when issued or exchanged in connection with such change of control. Upon a change of control, holders will have the right to require the Company to repurchase for cash the outstanding Series A Notes and Series B Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest.

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

On October 5, 2011, the fair value of the embedded conversion options within the Series A and the Series B Notes totaled $98.5 million and were classified within level 3 of the fair value hierarchy. To calculate the fair value of the embedded derivatives, a “with” and “without” scenario comparison was used. The methodology used to value the Series A Notes and Series B Notes constitute the “with” scenarios. The “without” scenario was estimated as a bond paying the same coupon payments as the securities without any conversion features. The fair value of the embedded conversion features was estimated as the difference between the two scenarios. At each fiscal quarter end, the Company is required to mark-to-market these embedded conversion features. As of June 24, 2012, the fair value of the embedded conversion features was $1.1 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $32.8 million and $19.1 million during the quarter and six months ended June 24, 2012, respectively, for the change in fair value of embedded conversion features, which are recorded within other expense on the Condensed Consolidated Statement of Operations.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 25, 2011, and on June 24, 2012. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

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

The remaining $2.2 million face value of the 4.25% Convertible Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The 4.25% Convertible Notes bear interest at the rate of 4.25% per annum, which is payable in cash semiannually on February 15 and August 15 of each year. The 4.25% Notes mature on August 15, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of June 24, 2012 and December 25, 2011 were $423.9 million and $489.0 million, respectively. The fair value as of June 24, 2012 includes the portion of the Second Lien Notes that has been allocated to discontinued operations. The fair value of the 4.25% Convertible Notes is based on quoted market prices and was classified within level 2 of the fair value hierarchy. The fair value of the other long-term debt approximates carrying value.

4. Restructuring

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011, by eliminating a total of 64 positions, including 35 existing and 29 open positions.

The following table presents the restructuring reserves at June 24, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at June 24, 2012
Personnel related costs	$233	$—	$(209)	$24

In the consolidated balance sheets as of June 24, 2012 and December 25, 2011, the reserve for restructuring costs is recorded in other accrued liabilities.

5. Discontinued Operations

FSX Service

On October 21, 2011, the Company finalized a decision to terminate the FSX service, and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. Accordingly, there will not be any significant future cash flows related to these operations.

On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective April 9, 2012. In connection with the Global Termination Agreement, the Company adjusted the restructuring charge related to its vessel lease obligations originally recorded during the 4th quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Notes, (ii) the 9,250,000 warrants issued to SFL on April 9, 2012, (iii) fees associated with the vessel lease termination and reimbursement obligations to the SFL Parties, and (iv) the net present value of the vessel lease liability as of April 9, 2012, the Company recorded an additional restructuring charge of $14.1 million during the 2nd quarter of 2012, which was recorded as part of discontinued operations.

The following table presents the restructuring reserves at June 24, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Payments	Provisions(1)	Adjustments(2)	Balance at June 24, 2012
Vessel leases, net of estimated sublease(2)	$77,060	$(8,159)	$4,150	$(72,300)	$751
Rolling stock per-diem and lease termination costs	9,921	(8,897)		—	1,024
Personnel related costs	5,330	(1,085)	442	—	4,687
Facility leases	135	(157)	22	—	—

Total	$92,446	$(18,298)	$4,614	$(72,300)	$6,462

(1)	The Company recorded the net present value of its future lease obligations, net of estimated sublease, during the fourth quarter of 2011. The $4.2 million recorded during the six months of 2012 represents non-cash accretion of the liability.
(2)	On April 5, 2012, the Company entered into a Global Termination Agreement which which enabled the Company to terminate these vessel leases in advance of the originally scheduled expiration date.

Logistics Operations

During 2011, the entire component comprising the third-party logistics operations was discontinued. As part of the divestiture, the Company transitioned some of the operations and personnel to other logistics providers. There will not be any significant future cash flows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested logistics operations.

The following table includes the major classes of assets and liabilities that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	June 24, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts receivable, net of allowance	$407	$232	$639	$4,414	$293	$4,707
Property and equipment, net	6,022	—	6,022	6,031	—	6,031
Deferred tax asset	300	—	300	620	—	620
Other assets	215	—	215	1,595	22	1,617

Total current assets of discontinued operations	6,944	232	7,176	12,660	315	12,975
Long-term deferred tax asset	146	—	146	—	—	—

Total assets of discontinued operations	$7,090	$232	$7,322	$12,660	$315	$12,975

	June 24, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts payable	$539	$—	$539	$1,312	$15	$1,327
Current restructuring liabilities	6,462	—	6,462	41,337	—	41,337
Other current liabilities	790	—	790	2,649	—	2,649

Total current liabilities of discontinued operations	7,791	—	7,791	45,298	15	45,313

Long-term debt	41,253	—	41,253	—	—	—
Long-term portion of vessel lease obligation	—	—	—	51,109	—	51,109

Deferred tax liability	—	—	—	184	—	184

Total long-term liabilities of discontinued operations	41,253	—	41,253	51,293	—	51,293

Total liabilities of discontinued operations	$49,044	$—	$49,044	$96,591	$15	$96,606

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 24, 2012			Three Months Ended June 26, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$401	$—	$401	$53,796	$3,099	$56,895
Operating (loss) income	(14,341)	—	(14,341)	(13,777)	2,145	(11,632)
Net (loss) income	(16,187)	—	(16,187)	(11,511)	1,590	(9,921)

	Six Months Ended June 24, 2012			Six Months Ended June 26, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$487	$—	$487	$98,430	$13,683	$112,113
Operating (loss) income	(16,491)	—	(16,491)	(26,469)	1,365	(25,104)
Net (loss) income	(21,894)	—	(21,894)	(24,604)	830	(23,774)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 24 2012			Six Months Ended June 26, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Net cash (used in) provided by operating activities	$(20,046)	$155	$(19,891)	$(26,073)	$5,098	$(20,975)

Net cash used in investing activities	—	—	—	(333)	(57)	(390)

Net (decrease) increase in cash from discontinued operations	$(20,046)	$155	$(19,891)	$(26,406)	$5,041	$(21,365)

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

During the second quarter of 2012, the Company recognized the impact of the conversion of the Series A Notes and Series B Notes to equity and the Global Termination Agreement with SFL as a discrete item. These significant events had a minimal impact on the Company’s Condensed Statement of Operations in the second quarter of 2012, as the Company continues to recognize a full valuation allowance against all of its net deferred tax assets for U.S. federal and state tax purposes. However, the change for such significant events resulted in an overall adjustment to the Company’s deferred taxes recognized on its balance sheet. After the impact of the valuation allowance, the Company recorded a decrease to its current deferred tax asset of $2.4 million and an offsetting decrease to its noncurrent deferred tax liability of $2.4 million as of June 24, 2012. The Company has not changed its judgment regarding its overall realizability of its net deferred tax assets.

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

The Company has accounted for the revocation of the tonnage tax as a change in tax status of its qualifying shipping activities. Accordingly, the Company recognized the impact of the revocation of its tonnage tax election in the first quarter of 2012, the period for which the Company filed its revocation statement with the Internal Revenue Service. The revocation had a minimal impact on the Company’s Condensed Consolidated Statement of Operations in the first quarter of 2012. The change in tax status resulted in the revaluation of the Company’s deferred taxes. The overall decrease in the Company’s net deferred tax assets was approximately $3.0 million, before the impact of the valuation allowance. After offsetting the decrease in net deferred tax assets with the valuation allowance, the impact on the Company’s net deferred taxes was minimal.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Stock options	$—	$8	$—	$60
Restricted stock / vested shares	222	35	237	234
Restricted stock units	(12)	39	21	39
ESPP	—	—	—	31

Total	$210	$82	$258	$364

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of June 24, 2012, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 25, 2011	51,350	$389.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,679)	354.00

Outstanding, vested and exercisable at June 24, 2012	46,671	$396.25	4.58	$—

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of June 24, 2012 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 25, 2011	23,719	$119.24
Granted	—	—
Vested	(9,791)	88.00
Forfeited	(3,542)	138.50

Nonvested at June 24, 2012	10,386	$142.00

As of June 24, 2012, there was $0.2 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

On June 2, 2011, the Company granted a total of 20,532 restricted stock units (“RSUs”) to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Based on the closing price of the Company’s common stock on the grant date, the total fair value of the RSUs granted was $0.6 million. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). A portion of the RSUs vested and were settled in cash when each of the individuals granted such RSUs retired from the Company’s Board of Directors. The remaining RSUs vested on June 2, 2012 and were settled in cash when the individual granted such RSUs retired from the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the closing price on the vesting date. There was no unrecognized compensation expense related to the RSUs as of June 24, 2012.

Employee Stock Purchase Plan

Effective April 1, 2011, the Company has suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26 2011	June 24 2012	June 26, 2011
Numerator:
Net (loss) income from continuing operations	$(29,887)	$4,505	$(56,686)	$(15,713)
Net loss from discontinued operations	(16,187)	(9,921)	(21,894)	(23,774)

Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)

Denominator:
Denominator for basic net (loss) income per common share:
Weighted average shares outstanding	20,068	1,241	11,595	1,239

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Denominator for diluted net (loss) income per common share	20,068	1,241	11,595	1,239

Basic and diluted net (loss) income per common share
From continuing operations	$(1.49)	$3.63	$(4.89)	$(12.68)
From discontinued operations	(0.81)	(7.99)	(1.89)	(19.19)

Basic and diluted net loss per common share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

Warrants outstanding to purchase 54.0 million and 54.6 million common shares have been excluded from the denominator during the quarter and six months ended June 24, 2012, respectively, as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 2 thousand shares have been excluded from the denominator for basic net loss per share during the quarter ended June 24, 2012. In addition, a total of 3 thousand and 6 thousand shares have been excluded from the denominator for basic net loss per share during the six months ended June 24, 2012 and June 26, 2011, respectively.

9. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 24, 2012		December 25, 2011
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$152,439	$64,295	$150,658	$67,379
Containers	37,362	22,188	37,831	23,114
Chassis	12,556	4,866	12,713	5,429
Cranes	27,722	14,132	27,641	15,144
Machinery and equipment	31,866	10,993	31,015	11,661
Facilities and land improvements	28,030	21,348	27,257	21,293
Software	25,175	1,379	25,169	1,268
Construction in progress	20,881	20,881	21,857	21,857

Total	$336,031	$160,082	$334,141	$167,145

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 24, 2012	December 25, 2011
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	11,979	15,450

Total intangibles with definite lives	217,209	220,680
Accumulated amortization	(161,874)	(150,738)

Net intangibles with definite lives	55,335	69,942
Goodwill	198,793	198,793

Intangible assets, net	$254,128	$268,735

As a result of the conversion of Series B Notes during the first quarter of 2012 and the conversion of Series A Notes and Series B Notes during the second quarter of 2012, the Company wrote-off a total of $3.9 million of deferred financing costs.

11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 24, 2012	December 25, 2011
Vessel operations	$10,694	$13,783
Payroll and employee benefits	15,367	13,594
Marine operations	5,901	7,077
Terminal operations	8,188	9,297
Fuel	5,671	10,590
Interest	5,451	12,368
Legal settlements	10,180	8,066
Restructuring	24	233
Other liabilities	20,217	22,089

Total other accrued liabilities	$81,693	$97,097

The Company has recorded certain of its legal settlements at their net present value and is recording an accretion of the liability balance through interest expense. In addition to the current liabilities related to legal settlements, the Company also has commitments to make payments after June 24, 2013. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice (“DOJ”) of $3.0 million on or before March 24, 2014, $4.0 million on or before March 24, 2015, and $4.0 million on or before March 21, 2016, all of which are recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of June 24, 2012, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Conversion features within Series A Notes (Note 3)	$—	$—	$825	$825
Conversion features within Series B Notes (Note 3)	—	—	276	276

Total liabilities	$—	$—	$1,101	$1,101

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

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 24, 2012. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended June 24, 2012 and June 26, 2011, and 0.4 million during each of the six months ended June 24, 2012 and June 26, 2011.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 24, 2012 and June 26, 2011, and 0.2 million during each of the six months ended June 24, 2012 and June 26, 2011.

The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended June 24, 2012 and June 26, 2011, and 0.2 million during each of the six months ended June 24, 2012 and June 26, 2011.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 24, 2012 and June 26, 2011, and 0.2 million during each of the six months ended June 24, 2012 and June 26, 2011.

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

14. Commitments and Contingencies

Legal Proceedings

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million payable over five years without interest. The Company recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the six months ended June 26, 2011, the Company recorded a reversal of $19.2 million of the charge originally recorded during December 26, 2010.

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

One class action lawsuit relating to ocean shipping services in the Alaska tradelane is pending in the District of Alaska. The Company and the class plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.

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

SFL Agreements

In April 2006, the Company completed a series of agreements with SFL to charter five new non-Jones Act qualified container vessels. On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, the Company agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Notes; (ii) issue to SFL the number of warrants to purchase 9,250,000 shares of the Company’s common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove the Company’s stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which approximated $0.1 million; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which we estimate represents an aggregate reimbursement obligation to the SFL Parties of $0.6 million. The Company paid a total of $0.7 million during the first half of 2012 and expects to pay up to $0.8 million during the second half of 2012.

In connection with the Global Termination Agreement, the Company adjusted the restructuring charge related to its vessel lease obligations originally recorded during the 4th quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes due 2016, (ii) the 9,250,000 warrants issued to SFL multiplied by the closing price of the Company’s stock on April 9, 2012, which served as the effective date of the agreement, (iii) fees associated with the vessel lease termination, (iv) reimbursement obligations to the SFL Parties, and (v) the net present value of the vessel lease liability as of April 9, 2012, the Company recorded an additional restructuring charge of $14.1 million during the second quarter of 2012, which has been recorded as part of discontinued operations.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 24, 2012 and December 25, 2011, these letters of credit totaled $18.9 million and $19.6 million, respectively.

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

16. Subsequent Events

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3,000,000 RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company.

One half (1,500,000) of the RSUs will vest over December 31, 2012, December 31, 2013, December 31, 2014, and June 30, 2015, if Mr. Woodward remains in continuous employment with the Company. The Company expects to record approximately $1.0 million of compensation expense during the second half of 2012 related to these RSUs.

The other half (1,500,000) of the RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company expects to record approximately $0.2 million of compensation expense during the second half of 2012 related to these performance based RSUs.

On July 25, 2012, the Company granted 150,000 RSUs to each non-employee member of the Board of Directors. The RSUs for each director will vest over March 31, 2013, March 31, 2014 and March 31, 2015, if the director is continuously a member of the Board of Directors at those dates. The Company expects to record approximately $0.5 million of compensation expense during the second half of 2012 related to these RSUs.

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. One half of the RSUs granted will vest over March 31, 2013, March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The Company expects to record approximately $0.7 million of compensation expense during the second half of 2012 related to these service based RSUs. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company expects to record approximately $0.2 million of compensation expense during the second half of 2012 related to these performance based RSUs.

The Company is in discussions with representatives from APM Terminals (“APMT”), its terminal services provider in southern California, in connection with APMT’s participation in negotiations of the collective bargaining agreement with the Office and Clerical Union. Such negotiations could result in a strike, work stoppage or other slowdown by union represented employees. Any disruptions may result in higher operating costs or may adversely impact the Company’s operations, either of which could have a material and adverse effect on the Company’s business, financial condition or results of operations.

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

Executive Overview

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	($ in thousands)
Operating revenue	$270,939	$253,731	$534,294	$494,451
Operating expense	269,932	234,738	539,348	485,690

Operating income (loss)	$1,007	$18,993	$(5,054)	$8,761

Operating ratio	99.6%	92.5%	100.9%	98.2%
Revenue containers (units)	59,768	57,677	116,854	114,518
Average unit revenue	$4,269	$4,079	$4,263	$3,988

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)
Net loss from discontinued operations	(16,187)	(9,921)	(21,894)	(23,774)

Net (loss) income from continuing operations	(29,887)	4,505	(56,686)	(15,713)

Interest expense, net	16,238	12,910	33,977	23,626
Income tax expense	49	681	346	196
Depreciation and amortization	13,019	15,017	27,432	29,962

EBITDA	(581)	33,113	5,069	38,071

Loss on modification of debt/other refinancing costs	47,706	889	37,370	1,508
Department of Justice antitrust investigation costs	427	949	1,183	3,127
Impairment charge	257	2,818	257	2,818
Union/other severance charge	156	141	1,279	2,946

Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Legal settlements	—	(18,202)	—	(18,202)

Adjusted EBITDA	$15,165	$19,708	$26,028	$30,268

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 24, 2011
Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)
Net loss from discontinued operations	(16,187)	(9,921)	(21,894)	(23,774)

Net (loss) income from continuing operations	(29,887)	4,505	(56,686)	(15,713)

Adjustments:
Loss on modification of debt/other refinancing costs	47,706	889	37,370	1,508
Department of Justice antitrust investigation costs	427	949	1,183	3,127
Impairment charge	257	2,818	257	2,818
Union/other severance charge	156	141	1,279	2,946
Accretion of legal settlements	578	44	1,121	284
Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Legal settlements	—	(18,202)	—	(18,202)
Tax impact of adjustments	—	1,315	—	(127)

Total adjustments	16,324	(12,046)	22,080	(7,646)

Adjusted net loss	$(13,563)	$(7,541)	$(34,606)	$(23,359)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)
Net loss per share from discontinued operations	(0.81)	(7.99)	(1.89)	(19.19)

Net (loss) income per share from continuing operations	(1.49)	3.63	(4.89)	(12.68)

Adjustments:
Loss on modification of debt/other refinancing costs	2.38	0.72	3.22	1.22
Department of Justice antitrust investigation costs	0.02	0.76	0.10	2.52
Impairment charge	0.01	2.27	0.02	2.27
Union/other severance charge	0.01	0.11	0.11	2.38
Accretion of legal settlements	0.03	0.04	0.10	0.23
Gain on change in value of debt conversion features	(1.64)	—	(1.64)	—
Legal settlements	—	(14.67)	—	(14.69)
Tax impact of adjustments	—	1.06	—	(0.10)

Total adjustments	0.81	(9.71)	1.91	(6.17)

Adjusted net loss per share	$(0.68)	$(6.08)	$(2.98)	$(18.85)

Recent Developments

We are in discussions with representatives from APM Terminals (“APMT”), our terminal services provider in southern California, in connection with APMT’s participation in negotiations of the collective bargaining agreement with the Office and Clerical Union. Such negotiations could result in a strike, work stoppage or other slowdown by union represented employees. Any disruptions may result in higher operating costs or may adversely impact our operations, either of which could have a material and adverse effect on our business, financial condition or results of operations.

General

We believe that we are one of the nation’s leading Jones Act container shipping and integrated logistics companies. In addition, we are the only ocean cargo carrier serving all three noncontiguous domestic markets of Alaska, Hawaii and Puerto Rico from the continental United States. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens.

We own or lease 15 vessels, all of which are fully qualified Jones Act vessels, and approximately 24,900 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S.

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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended June 24, 2012. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed with the Securities and Exchange Commission (“SEC”).

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

Quarter Ended June 24, 2012 Compared with the Quarter Ended June 26, 2011

	Quarters Ended
	June 24, 2012	June 26, 2011	Change	% Change
	($ in thousands)
Operating revenue	$270,939	$253,731	$17,208	6.8%
Operating expense:
Vessel	92,222	78,184	14,038	18.0%
Marine	51,740	46,991	4,749	10.1%
Inland	46,629	44,642	1,987	4.5%
Land	35,609	35,119	490	1.4%
Rolling stock rent	10,694	10,373	321	3.1%

Cost of services	236,894	215,309	21,585	10.0%
Depreciation and amortization	10,397	10,947	(550)	(5.0)%
Amortization of vessel dry-docking	2,622	4,070	(1,448)	(35.6)%
Selling, general and administrative	19,529	19,842	(313)	(1.6)%
Impairment charge	257	2,818	(2,561)	(90.9)%
Legal settlements	—	(18,202)	18,202	(100.0)%
Miscellaneous expense (income), net	233	(46)	279	(608.7)%

Total operating expense	269,932	234,738	35,194	15.0%

Operating income	$1,007	$18,993	$(17,986)	(94.7)%

Operating ratio	99.6%	92.5%		7.1%
Revenue containers (units)	59,768	57,677	2,091	3.6%
Average unit revenue	$4,269	$4,079	$190	4.7%

Operating Revenue. Our operating revenue increased $17.2 million, or 6.8% during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$10,988
Revenue container volume increase	6,599
Revenue container rate increase	2,101
Other non-transportation services revenue decrease	(2,480)

Total operating revenue increase	$17,208

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 23.7% of total revenue in the quarter ended June 24, 2012 and approximately 21.0% of total revenue in the quarter ended June 26, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. Our Hawaii tradelane experienced continued volume improvement during the quarter ended June 24, 2012, helped in part by a modest rebound in tourism and ongoing support from customers amid an otherwise sluggish business environment. The increase in revenue container volume in our Puerto Rico tradelane was also due to growth with certain key customers. The increases in Hawaii and Puerto Rico tradelanes were partially offset by a slight decrease in our Alaska tradelane. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses, including port security and wharfage fees. The decrease in non-transportation revenue was primarily due to a reduction in terminal services, partially offset by higher revenue from certain transportation services agreements.

Cost of Services. The $21.6 million increase in cost of services is primarily due to both higher vessel costs, as a result of a rise in fuel prices and higher duplicate fuel and vessel operating expenses associated with vessel dry-dockings, and higher marine and inland expenses due to the increase in container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $14.0 million for the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$10,265
Labor and other vessel operating expense increase	3,519
Vessel space charter expense increase	404
Vessel lease expense decrease	(150)

Total vessel expense increase	$14,038

The $10.3 million rise in fuel costs is comprised of a $5.6 million increase due to higher fuel prices and $4.7 million primarily due to increased consumption as a result of additional operating days. The increase in labor and other vessel operating expense during 2012 is primarily due to dry-docking certain of our vessels in China.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $4.7 million increase in marine expense during the quarter ended June 24, 2012 was primarily due to contractual rate increases, port security fees, and higher container volumes.

Inland expense increased to $46.6 million for the quarter ended June 24, 2012 compared to $44.6 million during the quarter ended June 26, 2011. The $2.0 million increase in inland expense is primarily due to higher fuel costs, contractual increases, higher container volumes, and more empty repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	June 24, 2012	June 26, 2011	% Change
	(in thousands)
Land expense:
Maintenance	$13,678	$13,345	2.5%
Terminal overhead	12,905	13,327	(3.2)%
Yard and gate	7,159	6,757	5.9%
Warehouse	1,867	1,690	10.5%

Total land expense	$35,609	$35,119	1.4%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Yard and gate expenses were higher as a result of contractual increases related to reefer monitoring and increased container volumes.

Depreciation and Amortization. Depreciation and amortization was $10.4 million during the quarter ended June 24, 2012 as compared to $10.9 million during the quarter ended June 26, 2011. The decrease in depreciation-owned vessels was due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Quarters Ended
	June 24, 2012	June 26, 2011	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,104	$2,500	(15.8)%
Depreciation and amortization—other	3,229	3,364	(4.0)%
Amortization of intangible assets	5,064	5,083	(0.3)%

Total depreciation and amortization	$10,397	$10,947	(5.0)%

Amortization of vessel dry-docking	$2,622	$4,070	(35.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $2.6 million during the quarter ended June 24, 2012 compared to $4.1 million for the quarter ended June 26, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $19.5 million for the quarter ended June 24, 2012 compared to $19.8 million for the quarter ended June 26, 2011, a decrease of $0.3 million or 1.6%. This decrease is primarily due to a $0.5 million decrease in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings.

Impairment Charge. During the quarter ended June 24, 2012, we accrued an additional $0.3 million related to certain leased equipment that was not deployed. During the third quarter, we purchased the equipment from the lessor and subsequently sold it to a third party, which resulted in a net cash outflow of $0.8 million.

We have made payments for the construction of three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project has encountered significant delays. As such, at that time, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. We are exploring installation of these cranes in our Honolulu, Hawaii terminal during 2013.

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

In January 2012, we entered into an agreement with the U.S. Department of Justice and pled guilty to two counts of providing federal authorities with false vessel oil record-keeping entries. Pursuant to the agreement and judgment entered by the United States District Court for the Northern District of California, we agreed to pay a fine of $1.0 million and donate an additional $0.5 million to the National Fish & Wildlife Foundation for environmental community service programs. Based on our best estimate at the time, we recorded a charge of $0.5 million related to this investigation during the year ended December 26, 2010. We recorded an additional $1.0 million during the quarter ended June 26, 2011.

Miscellaneous Expense, Net. Miscellaneous expense, net increased $0.3 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily as a result of lower gains on the sale of assets.

Interest Expense, Net. Interest expense, net increased to $16.2 million for the quarter ended June 24, 2012 compared to $12.9 million for the quarter ended June 26, 2011, an increase of $3.3 million or 25.6%. This increase was primarily due to a rise in interest rates resulting from the comprehensive refinancing and the accretion of non-cash interest related to our long-term debt and legal settlements.

Income Tax Expense. The effective tax rate for the quarters ended June 24, 2012 and June 26, 2011 was (0.2)% and 13.1%, respectively. As a result of the application of the accounting for income tax rules related to the intra-period allocations and alternatives for computing the overall effective tax rate applied during the quarter ended March 27, 2011, we recorded tax expense of $0.7 million during the quarter ended June 26, 2011, which resulted in a 13.1% effective tax rate. However, the year to date effective tax rate during 2011 was (1.2%). During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred tax benefit or expense and only minimal state tax provisions during those periods.

Six Months Ended June 24, 2012 Compared with the Six Months Ended June 26, 2011

	Six Months Ended
	June 24, 2012	June 26, 2011	Change	% Change
	($ in thousands)
Operating revenue	$534,294	$494,451	$39,843	8.1%
Operating expense:
Vessel	180,868	153,733	27,135	17.7%
Marine	102,344	95,503	6,841	7.2%
Inland	93,326	86,934	6,392	7.4%
Land	73,489	70,774	2,715	3.8%
Rolling stock rent	20,667	20,094	573	2.9%

Cost of services	470,694	427,038	43,656	10.2%
Depreciation and amortization	20,797	21,824	(1,027)	(4.7)%
Amortization of vessel dry-docking	6,635	8,138	(1,503)	(18.5)%
Selling, general and administrative	41,042	43,677	(2,635)	(6.0)%
Impairment charge	257	2,818	(2,561)	(90.9)%
Legal settlements	—	(18,202)	18,202	(100.0)%
Miscellaneous (income) expense, net	(77)	397	(474)	(119.4)%

Total operating expense	539,348	485,690	53,658	11.0%

Operating (loss) income	$(5,054)	$8,761	$(13,815)	(157.7)%

Operating ratio	100.9%	98.2%		2.7%
Revenue containers (units)	116,854	114,518	2,336	2.0%
Average unit revenue	$4,263	$3,988	$275	6.9%

Operating Revenue. Our operating revenue increased $39.8 million, or 8.1% during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$29,835
Revenue container volume increase	7,427
Revenue container rate increase	3,762
Other non-transportation services revenue decrease	(1,181)

Total operating revenue increase	$39,843

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.9% of total revenue in the six months ended June 24, 2012 and approximately 18.7% of total revenue in the six months ended June 26, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container volume was due to continued customer support in our Hawaii tradelane. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses, including port security and wharfage fees. The decrease in non-transportation revenue was primarily due to a reduction in terminal services, partially offset by higher revenue from certain transportation services agreements.

Cost of Services. The $43.7 million increase in cost of services is primarily due to both higher vessel costs, as a result of a rise in fuel prices and increased duplicate fuel and vessel operating expenses associated with dry-dockings, and higher marine and inland expenses due to the increase in container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $27.1 million for the six months ended June 24, 2012 compared to the six months ended June 26, 2011. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$20,428
Labor and other vessel operating expense increase	5,877
Vessel space charter expense increase	895
Vessel lease expense decrease	(65)

Total vessel expense increase	$27,135

The $20.4 million rise in fuel costs is comprised of a $16.3 million increase due to higher fuel prices and $4.1 million primarily due to higher consumption as a result of additional operating days. The increase in labor and other vessel operating expense during 2012 is primarily due to dry-docking three of our vessels in China and vessel-related service interruptions.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $6.8 million increase in marine expense during the six months ended June 24, 2012 was primarily due to contractual rate increases and the newly enacted cargo scanning fee in Puerto Rico, cargo claims as a result of certain vessel-related service interruptions, and higher container volumes.

Inland expense increased to $93.3 million for the six months ended June 24, 2012 compared to $86.9 million during the six months ended June 26, 2011. The $6.4 million increase in inland expense is primarily due to higher fuel costs, contractual increases, and empty container repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Six Months Ended
	June 24, 2012	June 26, 2011	% Change
	(in thousands)
Land expense:
Maintenance	$27,681	$26,836	3.1%
Terminal overhead	27,158	26,610	2.1%
Yard and gate	15,201	14,076	8.0%
Warehouse	3,449	3,252	6.1%

Total land expense	$73,489	$70,774	3.8%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expense and severance for certain union employees that elected early retirement. Yard and gate expenses were higher as a result of contractual increases related to reefer monitoring and increased container volumes.

Depreciation and Amortization. Depreciation and amortization was $20.8 million during the six months ended June 24, 2012 as compared to $21.8 million during the six months ended June 26, 2011. The decrease in depreciation-owned vessels was due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense.

	Six Months Ended
	June 24, 2012	June 26, 2011	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$4,199	$5,013	(16.2)%
Depreciation and amortization—other	6,472	6,650	(2.7)%
Amortization of intangible assets	10,126	10,161	(0.3)%

Total depreciation and amortization	$20,797	$21,824	(4.7)%

Amortization of vessel dry-docking	$6,635	$8,138	(18.5)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $6.6 million during the six months ended June 24, 2012 compared to $8.1 million for the six months ended June 26, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $41.0 million for the six months ended June 24, 2012 compared to $43.7 million for the six months ended June 26, 2011, a decrease of $2.7 million or 6.0%. This decrease is primarily comprised of a $2.0 million reduction in severance charges and a $1.9 million decline in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings, partially offset by professional fees of $0.3 million incurred related to the search for a permanent CEO, and legal and tax consulting fees of $0.9 million associated with our refinancing efforts.

Impairment Charge. During the six months ended June 24, 2012, we accrued an additional $0.3 million related to certain leased equipment that was not deployed. During the third quarter, we purchased the equipment from the lessor and subsequently sold it to a third party, which resulted in a net cash outflow of $0.8 million.

We have made payments for the construction of three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project has encountered significant delays. As such, at that time, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. We are exploring installation of these cranes in our Honolulu, Hawaii terminal during 2013.

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

In January 2012, we entered into an agreement with the U.S. Department of Justice and pled guilty to two counts of providing federal authorities with false vessel oil record-keeping entries. Pursuant to the agreement and judgment entered by the United States District Court for the Northern District of California, we agreed to pay a fine of $1.0 million and donate an additional $0.5 million to the National Fish & Wildlife Foundation for environmental community service programs. Based on our best estimate at the time, we recorded a charge of $0.5 million related to this investigation during the year ended December 26, 2010. We recorded an additional $1.0 million during the quarter ended June 26, 2011.

Miscellaneous (Income) Expense, Net. Miscellaneous (income) expense, net increased $0.5 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily as a result of lower bad debt expense.

Interest Expense, Net. Interest expense, net increased to $34.0 million for the six months ended June 24, 2012 compared to $23.6 million for the six months ended June 26, 2011, an increase of $10.4 million or 44.1%. This increase was primarily due to a rise in interest rates resulting from the comprehensive refinancing and the accretion of non-cash interest related to our long-term debt and legal settlements.

Income Tax Expense. The effective tax rate for the six months ended June 24, 2012 and June 26, 2011 was (0.6)% and (1.3)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Our total liquidity as of June 24, 2012 was $37.0 million, which is comprised of $19.7 million of cash on hand and $17.3 million of borrowing availability under the ABL Facility.

Operating Activities

Net cash used in operating activities was $14.2 million for the six months ended June 24, 2012 compared to $44.2 million for the six months ended June 26, 2011. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$25,331
Decrease in accounts receivable	10,685
Increase in accrued liabilities	7,572
Decrease in materials and supplies	3,866
Increase in payments related to vessel leases	(4,375)
Earnings adjusted for non-cash charges	(14,678)
Other changes in working capital, net	1,585

Total decrease in cash used in operating activities	$29,986

Investing Activities

Net cash used in investing activities was $3.4 million for the six months ended June 24, 2012 compared to $5.3 million for the six months ended June 26, 2011. The decrease in cash consumed is related to a decline in capital spending.

Financing Activities

Net cash provided by financing activities during the six months ended June 24, 2012 was $36.1 million compared to $71.5 million for the six months ended June 26, 2011. The net cash provided by financing activities during the six months ended June 24, 2012 included $42.5 million borrowed under the ABL Facility as compared to $88.1 million, net of payments, borrowed under the Senior Credit Facility during the six months ended June 26, 2011. In addition, during the six months ended June 26, 2011, we paid $6.8 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible noteholders, and our overall refinancing efforts, and we paid $4.4 million during the six months ended June 24, 2012 in financing costs related to fees associated with our efforts to obtain consent from our convertible noteholders, and the conversion of debt to equity.

Outlook

We expect 2012 volumes to be slightly above 2011 levels due to modest improvements in market conditions. During 2011, we implemented many cost savings initiatives including a reduction in non-union workforce, and through our relationships with our vessel and other union partners, we received union labor savings. In addition, many of our other transportation service providers either provided rate reductions or maintained rate levels. During 2012, we are incurring increases from our vessel union partners, transportation service providers, and other contractual increases for marine services, including wharfage. We believe we will be able to continue to mitigate expense increases through rate increases to our customers. Fuel prices remain volatile and our ability to implement and maintain fuel surcharge adjustments will have a significant impact on our earnings. We are extremely focused on liquidity preservation and expansion. We expect total liquidity during the remainder of 2012 to remain near or above the $37.0 million as of June 24, 2012.

We are also committed to ensuring quality service to our customers. As such, during 2012 we are making a significant investment in our Jones Act fleet by dry-docking three of our Puerto Rico vessels in Asia. Although this adds a considerable amount of transit expense in 2012, dry-docking the vessels in Asia enables us to make high quality enhancements to the vessels in the most efficient and cost effective manner.

Capital Requirements and Commitments

Based upon our current level of operations, as well as the recent restructuring and conversion of our debt and resolution of the lease obligations related to the vessels that served our FSX service, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next 12 months, we expect to spend approximately $28.0 million and $19.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel enhancements, rolling stock, and terminal infrastructure and equipment. We are dry-docking three of the vessels utilized in our Puerto Rico tradelane in China during 2012. Despite the significantly higher transit costs to get the vessels to Asia, we expect these dry-dockings will enable us to make high quality cargo modifications and other enhancements to our core Puerto Rico fleet that will be instrumental in ensuring service integrity for our customers. In addition, we are exploring installation of the cranes previously intended for Anchorage in our Hawaii terminal. If we decide to install these cranes in our Hawaii terminal, we expect to spend an additional $4.4 million on capital expenditures during the next twelve months.

We also expect to spend approximately $12.5 million during the next twelve months for legal settlements and legal expenses associated with the DOJ investigation and related antitrust legal matters, as well as approximately $6.5 million specifically related to the shutdown of our FSX service. The $6.5 million of FSX shutdown costs includes equipment per diem and termination charges, crew severance, other employee severance, and certain vessel related expenses.

Three of our vessels, the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak are leased, or chartered, under charters that are due to expire in January 2015. The charters for these vessels permit us to renew the charters or purchase the applicable vessel at the expiration of the charter period for a fixed price or fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of June 24, 2012, are as follows (in thousands):

	Total Obligations	2012	2013-2014	2015-2016	Thereafter
Principal and operating lease obligations:
First lien notes	$223,875	$1,125	$4,500	$218,250	$—
Second lien notes(1)	140,000	—	—	140,000	—
ABL Facility	42,500	—	—	42,500	—
6.00% convertible senior notes	3,669	—	—	—	3,669
4.25% convertible senior notes	2,244	2,244	—	—	—
Operating leases	254,532	40,284	139,417	51,868	22,963
Capital lease	6,617	772	2,045	2,507	1,293

Subtotal	673,437	44,425	145,962	455,125	27,925

Interest obligations:
First lien notes(2)	108,839	12,313	48,758	47,768	—
Second lien notes(2)(3)	143,783	—	—	143,783	—
ABL Facility	8,343	967	3,848	3,528	—
6.00% convertible senior notes	490	50	195	195	50
4.25% convertible senior notes	48	48	—	—	—
Capital lease	1,940	320	1,007	545	68

Subtotal	263,443	13,698	53,808	195,819	118

Legal settlements	22,000	4,000	10,000	8,000	—
Other commitments(4)	9,120	2,868	6,252	—	—

Total obligations	$968,000	$64,991	$216,022	$658,944	$28,043

Standby letters of credit	$18,901	$14,616	$—	$4,285	$—

(1)	Includes $40 million in aggregate principal amount of second lien notes issued to SFL pursuant to the Global Termination Agreement. See “Recent Developments” for additional details.
(2)	Does not reflect additional interest expense should we fail to file an effective registration statement for first and second lien notes by November 8, 2012. Such additional interest expense would equal 0.25% per annum every 90 days provided that such increases would not, in total, exceed 1.0% per annum.
(3)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which payable semiannually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(4)	Other commitments includes the purchase commitment related to the three new cranes and restructuring liabilities.

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

On May 3, 2012, the Company completed the conversion process and converted $175.9 million of Series A Notes and $48.9 million of Series B Notes into equity. In addition, the Company converted $5.6 million of Series A Notes and $1.6 million of Series B Notes issued during the second quarter of 2012 to satisfy the interest obligations associated with the 6.0% Convertible Notes. As a result of the conversion transactions, the Company issued approximately 27.7 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 45.5 million shares of the Company’s common stock to holders of the Series A Notes. In addition, the Company issued approximately 1.0 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 1.7 million shares of the Company’s common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share. After completion of the conversion process, and assuming the exercise of all of the warrants issued to the holders of the Series A Notes and Series B Notes, holders of Series A Notes would hold approximately 80% of the Company’s outstanding shares and holders of Series B Notes would hold approximately 3% of the Company’s outstanding shares.

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

First Lien Notes

The First Lien Notes were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable at 101.5% of their aggregate principal amount, plus accrued and unpaid interest in the first year after their issuance and at par plus accrued and unpaid interest thereafter. We are obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are due on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors. The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Secured Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Secured Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/ substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of June 24, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflects our ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium is being amortized through interest expense through the maturity of the First Lien Notes. We entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. We are obligated to complete an A/B Exchange Offer as soon as practicable but in no event later than 400 days after the issuance of the First Lien Notes. If we do not complete the A/B Exchange Offer within the 400 day period, this will result in a registration default and 0.25% of additional interest per 90 days of registration default will be added to the interest payable on the First Lien Notes, up to a maximum of 1.00% of additional interest per annum.

Second Lien Notes

On October 5, 2011, we completed the sale of $100.0 million aggregate principal amount of our Second Lien Notes. The Second Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors. The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral (each as defined below). The proceeds from the First Lien Notes and the Second Lien Notes were used, among other things, to satisfy in full our obligations outstanding under our previous first-lien revolving credit facility and term loan, which totaled $265.0 million on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which payable semiannually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually, beginning on April 15, 2012, and mature on October 15, 2016. The Second Lien Notes are non-callable for 2 years from the date of their issuance, and thereafter the Second Lien Notes will be callable at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of June 24, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount is being amortized through interest expense through the maturity of the Second Lien Notes. We entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended July 13, 2012. We are obligated to complete an A/B Exchange Offer as soon as practicable but in no event later than 400 days after the issuance of the Second Lien Notes. If we do not complete the A/B Exchange Offer within the 400 day period, this will result in a registration default and 0.25% of additional interest per 90 days of registration default will be added to the interest payable on the Second Lien Notes, up to a maximum of 1.00% of additional interest per annum.

SFL Note

On April 5, 2012, we entered into a Global Termination Agreement with Ship Finance International Limited and certain of its subsidiaries (“SFL”) which enabled us to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective on April 9, 2012.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, we agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes; (ii) issue to SFL the number of warrants to purchase 9,250,000 shares of our common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove our stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which reimbursement is currently expected to approximate $0.1 million; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which we estimate represents an aggregate maximum reimbursement obligation to the SFL Parties of $0.6 million. We paid a total of $0.7 million during the first half of 2012, and expect to pay up to $0.8 million during the second half of 2012.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to .50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 24, 2012, total availability under the ABL Facility was $17.3 million after taking into account $42.5 million of outstanding borrowings and $18.9 million utilized for letters of credit.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of June 24, 2012.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of June 24, 2012, the carrying value of our goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of June 24, 2012, we had $42.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

In June 2011, the FASB issued changes to the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. In December 2011, the FASB deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The new reporting requirement is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt the accounting pronouncement as of December 25, 2011 and the effect on our consolidated financial statements was to present activity impacting net income and other comprehensive loss in two consecutive statements.

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

Factors that may cause actual results to differ from expected results include:

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions,

•	the reaction of our customers and business partners to our announcements and filings, including those referred to herein,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	compliance with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the successful start-up of any Jones-Act competitor,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels and unexpected substantial dry-docking or repair costs for our vessels.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 24, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ, and the Court has entered judgment accepting our plea agreement and has imposed a fine of $15.0 million payable over five years without interest. We recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the six months ended June 26, 2011, we recorded a reversal of $19.2 million of the charge originally recorded during December 26, 2010.

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

One class action lawsuit relating to ocean shipping services in the Alaska tradelane is pending in the District of Alaska. We and the class plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

4.1	Second Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes, dated May 3, 2012 Association (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed May 7, 2012).
10.1*	Restricted Stock Unit Agreement among the Company and Samuel A. Woodward dated July 7, 2012

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes, dated May 3, 2012 Association (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed May 7, 2012).

10.1*	Restricted Stock Unit Agreement among the Company and Samuel A. Woodward dated July 7, 2012

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.