Form 10-Q/A
period 2012-06-24
Horizon Lines, Inc.
filed 2012-09-17
CIK 1302707

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

HORIZON LINES, INC.

Form 10-Q Index

i

EXPLANATORY NOTE

Horizon Lines, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2012 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 2, 2012, to reclassify certain amounts in Item 1, Financial Statements, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the second quarter of 2012, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Senior Secured Notes due 2016 (“Second Lien Notes”) and warrants to purchase 9,250,000 shares of the Company’s common stock to satisfy its obligations in connection with certain vessel leases. The Company classified the liability for the $40.0 million of Second Lien Notes issued to SFL as a long-term liability of discontinued operations on the Company’s Condensed Consolidated Balance Sheet as of June 24, 2012 contained within the Form 10-Q. In addition, $1.3 million of interest expense related to the Second Lien Notes issued to SFL was recorded within net loss from discontinued operations on the Company’s Unaudited Condensed Statement of Operations for the quarter and six months ended June 24, 2012. The Company has corrected an immaterial error in classification by including its obligation under the Second Lien Notes issued to SFL, and the related deferred income taxes, as part of continuing operations on the Unaudited Condensed Consolidated Balance Sheet as of June 24, 2012. The Company has also corrected an immaterial error in classification by including the interest expense associated with the Second Lien Notes issued to SFL within net loss from continuing operations on the Unaudited Condensed Statements of Operations for the quarter and six months ended June 24, 2012.

The Company has also included its Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) in the Form 10-Q/A in order to more concisely disclose the impacts to shareholders’ equity during the six months ended June 24, 2012 as a result of the conversions of debt to equity and the issuance of warrants.

The Unaudited Condensed Consolidated Statements of Cash Flows in the Form 10-Q/A have been modified to disclose certain noncash transactions that occurred during the six months ended June 24, 2012 and June 26, 2011.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to include the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31 and 32.

ii

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 24, 2012	December 25, 2011
Assets
Current assets
Cash	$19,732	$21,147
Accounts receivable, net of allowance of $5,116 and $6,416 at June 24, 2012 and December 25, 2011, respectively	116,633	105,949
Materials and supplies	27,919	28,091
Deferred tax asset	5,128	10,608
Assets of discontinued operations	8,115	12,975
Other current assets	7,604	7,196

Total current assets	185,131	185,966
Property and equipment, net	160,082	167,145
Goodwill	198,793	198,793
Intangible assets, net	55,335	69,942
Other long-term assets	19,038	17,963

Total assets	$618,379	$639,809

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$46,041	$31,683
Current portion of long-term debt, including capital lease	5,733	6,107
Accrued vessel rent	9,277	13,652
Liabilities of discontinued operations	7,791	45,313
Other accrued liabilities	81,693	97,097

Total current liabilities	150,535	193,852
Long-term debt, including capital lease, net of current portion	425,244	509,741
Deferred rent	11,317	13,553
Deferred tax liability	5,488	10,702
Liabilities of discontinued operations	793	51,293
Other long-term liabilities	24,216	26,654

Total liabilities	617,593	805,795

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 32,087 shares issued and outstanding as of June 24, 2012 and 2,421 shares issued and 2,269 shares outstanding as of December 25, 2011	931	605
Treasury stock, 152 shares at cost as of December 25, 2011	—	(78,538)
Additional paid in capital	378,687	213,135
Accumulated deficit	(381,840)	(303,260)
Accumulated other comprehensive income	3,008	2,072

Total stockholders’ equity (deficiency)	786	(165,986)

Total liabilities and stockholders’ equity (deficiency)	$618,379	$639,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Operating revenue	$270,939	$253,731	$534,294	$494,451
Operating expense:
Cost of services (excluding depreciation expense)	236,894	215,309	470,694	427,038
Depreciation and amortization	10,397	10,947	20,797	21,824
Amortization of vessel dry-docking	2,622	4,070	6,635	8,138
Selling, general and administrative	19,529	19,842	41,042	43,677
Impairment charge	257	2,818	257	2,818
Legal settlements	—	(18,202)	—	(18,202)
Miscellaneous expense (income), net	233	(46)	(77)	397

Total operating expense	269,932	234,738	539,348	485,690

Operating income (loss)	1,007	18,993	(5,054)	8,761
Other expense:
Interest expense, net	17,491	12,910	35,230	23,626
Loss on conversion/modification of debt	47,403	889	36,421	630
Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Other expense, net	4	8	18	22

(Loss) income from continuing operations before income tax expense	(31,091)	5,186	(57,593)	(15,517)
Income tax expense	49	681	346	196

Net (loss) income from continuing operations	(31,140)	4,505	(57,939)	(15,713)
Net loss from discontinued operations	(14,934)	(9,921)	(20,641)	(23,774)

Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)

Basic net (loss) income per share:
Continuing operations	$(1.55)	$3.63	$(5.00)	$(12.68)
Discontinued operations	(0.75)	(7.99)	(1.78)	(19.19)

Basic net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

Diluted net (loss) income per share:
Continuing operations	$(1.55)	$3.63	$(5.00)	$(12.68)
Discontinued operations	(0.75)	(7.99)	(1.78)	(19.19)

Diluted net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

Number of weighted average shares used in calculations:
Basic	20,068	1,241	11,595	1,239
Diluted	20,068	1,241	11,595	1,239

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

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(57,939)	$(15,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,672	11,663
Amortization of other intangible assets	10,125	10,161
Amortization of vessel dry-docking	6,635	8,138
Amortization of deferred financing costs	1,404	2,018
Loss on conversion/modification of debt	36,421	630
Impairment charge	257	2,818
Legal settlements	—	(18,202)
Gain on change in value of debt conversion features	(19,130)	—
Deferred income taxes	266	2.026
Gain on equipment disposals	(213)	(368)
Stock-based compensation	258	364
Payment-in-kind interest expense	9,396	—
Accretion of interest on convertible notes	3,931	5,764
Accretion of interest on legal settlements	1,121	284
Changes in operating assets and liabilities:
Accounts receivable	(10,764)	(21,449)
Materials and supplies	94	(3,772)
Other current assets	(407)	(2,933)
Accounts payable	14,358	(10,973)
Accrued liabilities	(3,268)	(2,844)
Vessel rent	(6,612)	(2,237)
Vessel dry-docking payments	(9,336)	(6,839)
Legal settlement payments	(1,500)	(1,884)
Other assets/liabilities	32	(837)

Net cash used in operating activities from continuing operations	(14,199)	(44,185)
Net cash used in operating activities from discontinued operations	(19,891)	(20,975)

Cash flows from investing activities:
Purchases of property and equipment	(4,230)	(6,708)
Proceeds from the sale of property and equipment	830	1,402

Net cash used in investing activities from continuing operations	(3,400)	(5,306)
Net cash used in investing activities from discontinued operations	—	(390)

Cash flows from financing activities:
Payments on long-term debt	(1,125)	(9,375)
Borrowing under ABL facility	42,500	—
Borrowing under revolving credit facility	—	97,500
Payments on revolving credit facility	—	(9,000)
Payment of financing costs	(4,400)	(6,848)
Payments on capital lease obligations	(900)	(783)

Net cash provided by financing activities	36,075	71,494

Net increase in cash from continuing operations	18,476	22,003
Net decrease in cash from discontinued operations	(19,891)	(21,365)

Net (decrease) increase in cash	(1,415)	638
Cash at beginning of period	21,147	2,751

Cash at end of period	$19,732	$3,389

Supplemental disclosure of non-cash financing activity:
Second lien notes issued to SFL	$40,000	$—
Conversion of debt to equity	$282,278	$—
Notes issued as payment-in-kind	$15,730	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(in thousands)

	Common Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ (Deficiency) Equity
Stockholders’ deficiency at December 25, 2011	2,269	$605	$(78,538)	$213,135	$(303,260)	$2,072	$(165,986)
Vesting of restricted stock	10	—	—	51	—	—	51
Stock-based compensation	—	—	—	235	—	—	235
Stock issued as part of conversion of debt	29,796	326	—	75,443	—	—	75,769
Warrants issued as part of conversion of debt	—	—	—	124,423	—	—	124,423
Warrants issued to SFL	—	—	—	43,938	—	—	43,938
Conversion of warrants to stock	12	—	—	—	—	—	—
Retirement of treasury shares	—	—	78,538	(78,538)	—	—	—
Net loss	—	—	—	—	(78,580)	—	(78,580)
Unwind of interest rate swap	—	—	—	—	—	679	679
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	257	257

Stockholders’ equity at June 24, 2012	32,087	$931	$—	$378,687	$(381,840)	$3,008	$786

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

The Company has corrected an immaterial error in classification by including its $41.3 million principal and interest obligation as of June 24, 2012 under the Second Lien Notes issued to SFL, and the related deferred income taxes, as part of continuing operations in the Unaudited Condensed Consolidated Balance Sheet as of June 24, 2012. The Company has also corrected an immaterial error in classification by including $1.3 million of interest expense associated with the Second Lien Notes issued to SFL within net loss from continuing operations on the Unaudited Condensed Statements of Operations for the quarter and six months ended June 24, 2012.

The Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 24, 2012 has been modified to disclose certain noncash transactions.

The Company has also included its Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) in order to more concisely disclose the impacts to shareholders’ equity during the six months ended June 24, 2012 as a result of the conversions of debt to equity and the issuance of warrants.

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

The Company and each of its subsidiaries, other than Horizon Lines, LLC, fully and unconditionally guarantees the 11.00% First Lien Senior Secured Notes due 2016 and 13.00%-15.00% Second Lien Senior Secured Notes due 2016 in each case issued by Horizon Lines, LLC. See Note 3 for additional information. All of the Company’s subsidiaries are wholly-owned.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	June 24, 2012	December 25, 2011

First lien senior secured notes	$226,767	$228,228
Second lien senior secured notes	149,439	96,781
ABL facility	42,500	—
Capital lease obligations	6,617	7,530
6.0% convertible senior secured notes	3,410	181,098
4.25% convertible notes	2,244	2,211

Total long-term debt	430,977	515,848
Less current portion	(5,733)	(6,107)

Long-term debt, net of current portion	$425,244	$509,741

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable by the Company at 101.5% of their aggregate principal amount, plus accrued and unpaid interest in the first year after their issuance and at par plus accrued and unpaid interest thereafter. The Company is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries (collectively, the “Notes Guarantors”).

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

On October 5, 2011, the fair value of the Second Lien Notes outstanding on such date was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended on July 13, 2012. The Company is obligated to complete an A/B Exchange Offer as soon as practicable, but in no event later than 400 days after the issuance of the Second Lien Notes.

As discussed in Note 5, on April 5, 2012, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. SFL was allowed to join the registration rights agreement referred to above. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value.

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

The following table includes the major classes of assets and liabilities that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	June 24, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts receivable, net of allowance	$407	$232	$639	$4,414	$293	$4,707
Property and equipment, net	6,022	—	6,022	6,031	—	6,031
Deferred tax asset	1,239	—	1,239	620	—	620
Other assets	215	—	215	1,595	22	1,617

Total current assets of discontinued operations	$7,883	$232	$8,115	$12,660	$315	$12,975

	June 24, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts payable	$539	$—	$539	$1,312	$15	$1,327
Current restructuring liabilities	6,462	—	6,462	41,337	—	41,337
Other current liabilities	790	—	790	2,649	—	2,649

Total current liabilities of discontinued operations	7,791	—	7,791	45,298	15	45,313

Long-term portion of vessel lease obligation	—	—	—	51,109	—	51,109

Deferred tax liability	793	—	793	184	—	184

Total long-term liabilities of discontinued operations	793	—	793	51,293	—	51,293

Total liabilities of discontinued operations	$8,584	$—	$8,584	$96,591	$15	$96,606

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 24, 2012			Three Months Ended June 26, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$401	$—	$401	$53,796	$3,099	$56,895
Operating (loss) income	(14,341)	—	(14,341)	(13,777)	2,145	(11,632)
Net (loss) income	(14,934)	—	(14,934)	(11,511)	1,590	(9,921)

	Six Months Ended June 24, 2012			Six Months Ended June 26, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$487	$—	$487	$98,430	$13,683	$112,113
Operating (loss) income	(16,491)	—	(16,491)	(26,469)	1,365	(25,104)
Net (loss) income	(20,641)	—	(20,641)	(24,604)	830	(23,774)

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26 2011	June 24 2012	June 26, 2011
Numerator:
Net (loss) income from continuing operations	$(31,140)	$4,505	$(57,939)	$(15,713)
Net loss from discontinued operations	(14,934)	(9,921)	(20,641)	(23,774)

Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)

Denominator:
Denominator for basic net (loss) income per common share:
Weighted average shares outstanding	20,068	1,241	11,595	1,239

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Denominator for diluted net (loss) income per common share	20,068	1,241	11,595	1,239

Basic and diluted net (loss) income per common share
From continuing operations	$(1.55)	$3.63	$(5.00)	$(12.68)
From discontinued operations	(0.75)	(7.99)	(1.78)	(19.19)

Basic and diluted net loss per common share	$(2.30)	$(4.36)	$(6.78)	$(31.87)

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)
Net loss from discontinued operations	(14,934)	(9,921)	(20,641)	(23,774)

Net (loss) income from continuing operations	(31,140)	4,505	(57,939)	(15,713)

Interest expense, net	17,491	12,910	35,230	23,626
Income tax expense	49	681	346	196
Depreciation and amortization	13,019	15,017	27,432	29,962

EBITDA	(581)	33,113	5,069	38,071

Loss on modification of debt/other refinancing costs	47,706	889	37,370	1,508
Department of Justice antitrust investigation costs	427	949	1,183	3,127
Impairment charge	257	2,818	257	2,818
Union/other severance charge	156	141	1,279	2,946

Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Legal settlements	—	(18,202)	—	(18,202)

Adjusted EBITDA	$15,165	$19,708	$26,028	$30,268

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 24, 2011
Net loss	$(46,074)	$(5,416)	$(78,580)	$(39,487)
Net loss from discontinued operations	(14,934)	(9,921)	(20,641)	(23,774)

Net (loss) income from continuing operations	(31,140)	4,505	(57,939)	(15,713)

Adjustments:
Loss on modification of debt/other refinancing costs	47,706	889	37,370	1,508
Department of Justice antitrust investigation costs	427	949	1,183	3,127
Impairment charge	257	2,818	257	2,818
Union/other severance charge	156	141	1,279	2,946
Accretion of legal settlements	578	44	1,121	284
Gain on change in value of debt conversion features	(32,800)	—	(19,130)	—
Legal settlements	—	(18,202)	—	(18,202)
Tax impact of adjustments	—	1,315	—	(127)

Total adjustments	16,324	(12,046)	22,080	(7,646)

Adjusted net loss	$(14,816)	$(7,541)	$(35,859)	$(23,359)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss per share	$(2.30)	$(4.36)	$(6.78)	$(31.87)
Net loss per share from discontinued operations	(0.75)	(7.99)	(1.78)	(19.19)

Net (loss) income per share from continuing operations	(1.55)	3.63	(5.00)	(12.68)

Adjustments:
Loss on modification of debt/other refinancing costs	2.38	0.72	3.22	1.22
Department of Justice antitrust investigation costs	0.02	0.76	0.10	2.52
Impairment charge	0.01	2.27	0.02	2.27
Union/other severance charge	0.01	0.11	0.11	2.38
Accretion of legal settlements	0.03	0.04	0.10	0.23
Gain on change in value of debt conversion features	(1.64)	—	(1.64)	—
Legal settlements	—	(14.67)	—	(14.69)
Tax impact of adjustments	—	1.06	—	(0.10)

Total adjustments	0.81	(9.71)	1.91	(6.17)

Adjusted net loss per share	$(0.74)	$(6.08)	$(3.09)	$(18.85)

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

Interest Expense, Net. Interest expense, net increased to $17.5 million for the quarter ended June 24, 2012 compared to $12.9 million for the quarter ended June 26, 2011, an increase of $4.6 million or 35.7%. This increase was primarily due to a rise in interest rates resulting from the comprehensive refinancing, the issuance of Second Lien Notes, and the accretion of non-cash interest related to our long-term debt and legal settlements.

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

Interest Expense, Net. Interest expense, net increased to $35.2 million for the six months ended June 24, 2012 compared to $23.6 million for the six months ended June 26, 2011, an increase of $11.6 million or 49.2%. This increase was primarily due to a rise in interest rates resulting from the comprehensive refinancing, the issuance of Second Lien Notes, and the accretion of non-cash interest related to our long-term debt and legal settlements.

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

Operating Activities

Net cash used in operating activities was $14.2 million for the six months ended June 24, 2012 compared to $44.2 million for the six months ended June 26, 2011. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$25,331
Decrease in accounts receivable	10,685
Decrease in materials and supplies	3,866
Increase in payments related to vessel leases	(4,375)
Earnings adjusted for non-cash charges	(6,535)
Other changes in working capital, net	1,014

Total decrease in cash used in operating activities	$29,986

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of June 24, 2012, are as follows (in thousands):

	Total Obligations	2012	2013-2014	2015-2016	Thereafter
Principal and operating lease obligations:
First lien notes	$223,875	$1,125	$4,500	$218,250	$—
Second lien notes(1)	140,000	—	—	140,000	—
ABL Facility	42,500	—	—	42,500	—
6.00% convertible senior notes	3,669	—	—	—	3,669
4.25% convertible senior notes	2,244	2,244	—	—	—
Operating leases	254,532	40,284	139,417	51,868	22,963
Capital lease	6,617	772	2,045	2,507	1,293

Subtotal	673,437	44,425	145,962	455,125	27,925

Interest obligations:
First lien notes(2)	108,839	12,313	48,758	47,768	—
Second lien notes(2)(3)	143,771	—	—	143,771	—
ABL Facility	8,343	967	3,848	3,528	—
6.00% convertible senior notes	490	50	195	195	50
4.25% convertible senior notes	48	48	—	—	—
Capital lease	1,940	320	1,007	545	68

Subtotal	263,431	13,698	53,808	195,807	118

Legal settlements	22,000	4,000	10,000	8,000	—
Other commitments(4)	9,120	2,868	6,252	—	—

Total obligations	$967,988	$64,991	$216,022	$658,932	$28,043

Standby letters of credit	$18,901	$14,616	$—	$4,285	$—

(1)	Includes $40 million in aggregate principal amount of second lien notes issued to SFL pursuant to the Global Termination Agreement. See “Recent Developments” for additional details.
(2)	Does not reflect additional interest expense should we fail to file an effective registration statement for first and second lien notes by November 8, 2012. Such additional interest expense would equal 0.25% per annum every 90 days provided that such increases would not, in total, exceed 1.0% per annum.
(3)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which payable semiannually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(4)	Other commitments includes the purchase commitment related to the three new cranes and restructuring liabilities.

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

Date: September 17, 2012

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