Form 10-Q
period 2012-09-23
Horizon Lines, Inc.
filed 2012-10-29
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 23, 2012

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

At October 24, 2012, 34,433,578 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 23, 2012	December 25, 2011
Assets
Current assets
Cash	$27,355	$21,147
Accounts receivable, net of allowance of $3,473 and $6,416 at September 23, 2012 and December 25, 2011, respectively	115,874	105,949
Materials and supplies	27,860	28,091
Deferred tax asset	4,685	10,608
Assets of discontinued operations	7,159	12,975
Other current assets	8,097	7,196

Total current assets	191,030	185,966
Property and equipment, net	159,391	167,145
Goodwill	198,793	198,793
Intangible assets, net	51,448	69,942
Other long-term assets	19,845	17,963

Total assets	$620,507	$639,809

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$44,619	$31,683
Current portion of long-term debt, including capital lease	3,277	6,107
Accrued vessel rent	7,090	13,652
Liabilities of discontinued operations	2,917	45,313
Other accrued liabilities	90,111	97,097

Total current liabilities	148,014	193,852
Long-term debt, including capital lease, net of current portion	429,395	509,741
Deferred rent	10,199	13,553
Deferred tax liability	4,609	10,702
Liabilities of discontinued operations	772	51,293
Other long-term liabilities	24,490	26,654

Total liabilities	617,479	805,795

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,168 shares issued and outstanding as of September 23, 2012 and 2,421 shares issued and 2,269 shares outstanding as of December 25, 2011	952	605
Treasury stock, 152 shares at cost as of December 25, 2011	—	(78,538)
Additional paid in capital	380,328	213,135
Accumulated deficit	(379,983)	(303,260)
Accumulated other comprehensive income	1,731	2,072

Total stockholders’ equity (deficiency)	3,028	(165,986)

Total liabilities and stockholders’ equity (deficiency)	$620,507	$639,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Operating revenue	$279,604	$267,629	$813,898	$762,080
Operating expense:
Cost of services (excluding depreciation expense)	233,528	216,776	704,221	643,815
Depreciation and amortization	9,319	10,533	30,116	32,357
Amortization of vessel dry-docking	3,954	3,732	10,589	11,871
Selling, general and administrative	19,447	19,017	60,492	62,721
Impairment charge	—	—	257	2,818
Goodwill impairment	—	117,506	—	117,506
Legal settlements	—	—	—	(18,202)
Miscellaneous expense (income), net	134	(268)	51	130

Total operating expense	266,382	367,296	805,726	853,016
Operating income (loss)	13,222	(99,667)	8,172	(90,936)
Other expense:
Interest expense, net	13,808	13,418	49,036	37,044
Loss on conversion/modification of debt	368	30	36,789	633
Gain on change in value of debt conversion features	(255)	—	(19,385)	—
Other expense (income), net	8	(91)	32	(70)

Loss from continuing operations before income tax benefit	(707)	(113,024)	(58,300)	(128,543)
Income tax benefit	(2,150)	(1,339)	(1,805)	(1,143)

Net income (loss) from continuing operations	1,443	(111,685)	(56,495)	(127,400)
Net income (loss) from discontinued operations	414	(14,682)	(20,228)	(38,454)

Net income (loss)	$1,857	$(126,367)	$(76,723)	$(165,854)

Basic net income (loss) per share:
Continuing operations	$0.05	$(90.36)	$(2.98)	$(103.24)
Discontinued operations	0.01	(11.88)	(1.07)	(31.16)

Basic net income (loss) per share	$0.06	$(102.24)	$(4.05)	$(134.40)

Diluted net income (loss) per share:
Continuing operations	$0.02	$(90.36)	$(2.98)	$(103.24)
Discontinued operations	0.00	(11.88)	(1.07)	(31.16)

Diluted net income (loss) per share	$0.02	$(102.24)	$(4.05)	$(134.40)

Number of weighted average shares used in calculations:
Basic	33,642	1,236	18,943	1,234
Diluted	90,745	1,236	18,943	1,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net income (loss)	$1,857	$(126,367)	$(76,723)	$(165,854)
Other comprehensive income:
Unwind of interest rate swap, net of tax	(1,406)	—	(727)	—
Amortization of pension and post-retirement benefit transition obligation, net of tax	129	118	386	354
Change in fair value of interest rate swap, net of tax	—	536	—	1,010

Other comprehensive (loss) income	(1,277)	654	(341)	1,364

Comprehensive income (loss)	$580	$(125,713)	$(77,064)	$(164,490)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 23, 2012	September 25, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(56,495)	$(127,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,015	17,118
Amortization of other intangible assets	14,101	15,239
Amortization of vessel dry-docking	10,589	11,871
Amortization of deferred financing costs	1,977	3,167
Loss on conversion/modification of debt	36,789	633
Impairment charge	257	2,818
Legal settlements	—	(18,202)
Goodwill impairment	—	117,506
Gain on change in value of debt conversion features	(19,385)	—
Deferred income taxes	(170)	1,244
Gain on equipment disposals	(170)	(814)
Stock-based compensation	1,274	582
Payment-in-kind interest expense	14,946	—
Accretion of interest on convertible notes	3,963	8,732
Accretion of interest on legal settlements	1,543	547
Changes in operating assets and liabilities:
Accounts receivable	(9,988)	(19,139)
Materials and supplies	153	94
Other current assets	(902)	(501)
Accounts payable	12,937	(7,181)
Accrued liabilities	8,515	(10,120)
Vessel rent	(9,918)	1,623
Vessel dry-docking payments	(14,578)	(8,038)
Legal settlement payments	(5,500)	(2,768)
Other assets/liabilities	128	(869)

Net cash provided by (used) in operating activities from continuing operations	6,081	(13,858)
Net cash used in operating activities from discontinued operations	(23,875)	(38,736)

Cash flows from investing activities:
Purchases of property and equipment	(9,511)	(9,527)
Proceeds from the sale of property and equipment	1,407	2,111

Net cash used in investing activities from continuing operations	(8,104)	(7,416)
Net cash used in investing activities from discontinued operations	—	(544)

Cash flows from financing activities:
Payments on long-term debt	(3,359)	(14,063)
Borrowing under ABL facility	42,500	—
Borrowing under revolving credit facility	—	104,500
Payments on revolving credit facility	—	(14,500)
Borrowing under bridge loan	—	14,657
Payment of financing costs	(5,679)	(17,934)
Payments on capital lease obligations	(1,356)	(1,201)

Net cash provided by financing activities	32,106	71,459

Net increase in cash from continuing operations	30,083	50,185
Net decrease in cash from discontinued operations	(23,875)	(39,280)

Net increase in cash	6,208	10,905
Cash at beginning of period	21,147	2,751

Cash at end of period	$27,355	$13,656

Supplemental disclosure of non-cash financing activity:
Second lien notes issued to SFL	$40,000	$—
Conversion of debt to equity	$283,278	$—
Notes issued as payment-in-kind	$15,730	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity

(in thousands)

	Common Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ (Deficiency) Equity
Stockholders’ deficiency at December 25, 2011	2,269	$605	$(78,538)	$213,135	$(303,260)	$2,072	$(165,986)

Vesting of restricted stock	10	—	—	51	—	—	51
Stock-based compensation	—	—	—	1,132	—	—	1,132
Stock issued as part of conversion of debt	29,799	326	—	75,443	—	—	75,769
Warrants issued as part of conversion of debt	—	—	—	125,188	—	—	125,188
Warrants issued to SFL	—	—	—	43,938	—	—	43,938
Conversion of warrants to stock	2,090	21	—	(21)	—	—	—
Retirement of treasury shares	—	—	78,538	(78,538)	—	—	—
Net loss	—	—	—	—	(76,723)	—	(76,723)
Unwind of interest rate swap, net of tax	—	—	—	—	—	(727)	(727)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	386	386

Stockholders’ equity at September 23, 2012	34,168	$952	$—	$380,328	$(379,983)	$1,731	$3,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly-owned subsidiary. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Puerto Rico, Alaska, and Hawaii. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico.

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

The financial statements as of September 23, 2012 and the financial statements for the quarters and nine months ended September 23, 2012 and September 25, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

The Company and each of its subsidiaries, other than Horizon Lines, LLC, fully and unconditionally guarantees the 11.00% First Lien Senior Secured Notes due 2016 and 13.00%-15.00% Second Lien Senior Secured Notes due 2016 in each case issued by Horizon Lines, LLC. See Note 3 for additional information. All of the Company’s subsidiaries are wholly-owned.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	September 23, 2012	December 25, 2011
First lien senior secured notes	$226,598	$228,228
Second lien senior secured notes	155,156	96,781
ABL facility	42,500	—
Capital lease obligations	6,162	7,530
6.0% convertible senior secured notes	2,256	181,098
4.25% convertible notes	—	2,211

Total long-term debt	432,672	515,848
Less current portion	(3,277)	(6,107)

Long-term debt, net of current portion	$429,395	$509,741

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes were callable by the Company at 101.5% of their aggregate principal amount, plus accrued and unpaid interest in the first year after their issuance and are now callable at par plus accrued and unpaid interest. The Company is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries (collectively, the “Notes Guarantors”).

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of September 23, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected the Company’s ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. The Company is obligated to complete an exchange offer to exchange the First Lien Notes for registered First Lien Notes as soon as practicable, but in no event later than 400 days after the issuance of the Second Lien Notes. The Company has filed a registration statement for the exchange offer and expects to complete the exchange offer by November 7, 2012.

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

On April 15, 2012, the Company issued an additional $7.9 million of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, the Company has elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2012 by issuing additional Second Lien Notes. As such, as of September 23, 2012, the Company has recorded $9.8 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of September 23, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended on July 13, 2012. The Company is obligated to complete an exchange offer to exchange the Second Lien Notes for registered Second Lien Notes as soon as practicable, but in no event later than 400 days after the issuance of the Second Lien Notes. The Company has filed a registration statement for the exchange offer and expects to complete the exchange offer by November 7, 2012.

As discussed in Note 5, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. SFL was allowed to join the registration rights agreement referred to above. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 23, 2012, borrowings outstanding under the ABL facility totaled $42.5 million and total availability was $18.9 million. The Company had $17.1 million of letters of credit outstanding as of September 23, 2012.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of September 23, 2012.

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

On May 3, 2012, the Company converted $175.8 million of Series A Notes and $48.9 million of Series B Notes into equity. In addition, the Company converted $6.1 million of Series A Notes and $1.7 million of Series B Notes issued as payment in kind during the second quarter of 2012 to satisfy the interest obligations associated with the 6.0% Convertible Notes. As a result of the conversion transactions, the Company issued approximately 27.7 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 45.5 million shares of the Company’s common stock to holders of the Series A Notes. In addition, the Company issued approximately 1.0 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 1.7 million shares of the Company’s common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share. As a result of the conversion of the Series A Notes and Series B Notes, the Company recorded a loss on conversion of approximately $48.0 million during the quarter ended June 24, 2012, which includes the payment of legal and other related fees of $3.2 million.

On July 20, 2012, the Company converted an additional $1.0 million of Series A Notes into warrants and recorded a $0.2 million gain on conversion.

The remaining $2.7 million face value of the 6.00% Convertible Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances, including listing of the Company’s shares of common stock on either the NYSE or NASDAQ markets, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or warrants, as the case may be.

The remaining Series A Notes are convertible into shares of the Company’s common stock at a conversion rate equal to 402.3272 shares of common stock per $1,000 principal amount of Series A Notes. Effective October 5, 2012, the Company has the option to convert all or any portion of the outstanding Series A Notes, upon not more than 60 days and not less than 20 days prior notice to noteholders; provided that (i) the Company’s common stock is listed on either the NYSE or NASDAQ markets and (ii) the 30 trading day volume weighted average price for the Company’s common stock for the 30-day period ending on the trading day preceding the date of such notice is equal to or greater than $15.75 per share. Holders of the Series A Notes may convert their notes at any time through the maturity date. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

As of September 23, 2012, the Series B Notes were mandatorily convertible into shares of the Company’s common stock at a conversion rate equal to 54.7196 shares of common stock per $1,000 principal amount of Series B Notes, subject to the conditions that the Company’s common stock is listed on the NYSE or NASDAQ markets and that the Company is not in default under its debt obligations. The Series B Notes were mandatorily convertible at the Company’s option into shares of the Company’s common stock or warrants, as the case may be, in two equal installments of $49.7 million each on the three-month and nine-month anniversaries of the consummation of the exchange offer. The remaining Series B Notes were automatically converted into Series A Notes on October 5, 2012.

The conversion rate of the remaining 6.00% Convertible Notes may be increased in certain circumstances to compensate the holders thereof for the loss of the time value of the conversion right (i) if at any time the Company’s common stock or the common stock into which the new notes may be converted is greater than or equal to $11.25 per share and is not listed on the NYSE or NASDAQ markets or (ii) if a change of control occurs, unless at least 90% of the consideration received or to be received by holders of common stock, excluding cash payments for fractional shares, in connection with the transaction or transactions constituting the change of control, consists of shares of common stock, American Depositary Receipts or American Depositary Shares traded on a national securities exchange in the United States or which will be so traded or quoted when issued or exchanged in connection with such change of control. Upon a change of control, holders will have the right to require the Company to repurchase for cash the outstanding 6.00% Convertible Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest.

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

On October 5, 2011, the fair value of the embedded conversion options within the Series A and the Series B Notes totaled $98.5 million and were classified within level 3 of the fair value hierarchy. To calculate the fair value of the embedded derivatives, a “with” and “without” scenario comparison was used. The methodology used to value the Series A Notes and Series B Notes constitute the “with” scenarios. The “without” scenario was estimated as a bond paying the same coupon payments as the securities without any conversion features. The fair value of the embedded conversion features was estimated as the difference between the two scenarios. At each fiscal quarter end, the Company is required to mark-to-market these embedded conversion features. As of September 23, 2012, the fair value of the embedded conversion features was $0.5 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $0.3 million and $19.4 million during the quarter and nine months ended September 23, 2012, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. As of September 23, 2012 there were 1.2 billion warrants outstanding for the purchase of up to 57.4 million shares of the Company’s common stock. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 25, 2011, and on September 23, 2012. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

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

The remaining $2.2 million face value of the 4.25% Convertible Notes matured and was paid in full on August 15, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of September 23, 2012 and December 25, 2011 were $417.5 million and $489.0 million, respectively. The fair value of long-term debt approximates carrying value.

4. Restructuring

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011, by eliminating a total of 64 positions, including 35 existing and 29 open positions.

The following table presents the restructuring reserves at September 23, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at September 23, 2012
Personnel-related costs	$233	$—	$(233)	$—

5. Discontinued Operations

FSX Service

On October 21, 2011, the Company finalized a decision to terminate the FSX service, and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. Accordingly, there will not be any significant future cash flows related to these operations.

On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective April 9, 2012. In connection with the Global Termination Agreement, the Company adjusted the restructuring charge related to its vessel lease obligations originally recorded during the fourth quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Notes, (ii) the 9,250,000 warrants issued to SFL on April 9, 2012, (iii) fees associated with the vessel lease termination and reimbursement obligations to the SFL Parties, and (iv) the net present value of the vessel lease liability as of April 9, 2012, the Company recorded an additional restructuring charge of $14.1 million during the 2nd quarter of 2012, which was recorded as part of discontinued operations.

The following table presents the restructuring reserves at September 23, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Payments	Provisions(1)	Adjustments(2)	Balance at September 23, 2012
Vessel leases, net of estimated sublease(2)	$77,060	$(8,163)	$4,150	$(72,300)	$747
Rolling stock per-diem and lease termination costs	9,921	(9,780)	—	(136)	5
Personnel-related costs	5,330	(3,914)	510	—	1,926
Facility leases	135	(157)	22	—	—

Total	$92,446	$(22,014)	$4,682	$(72,436)	$2,678

(1)	The Company recorded the net present value of its future lease obligations, net of estimated sublease income, during the fourth quarter of 2011. The $4.2 million recorded during the nine months of 2012 represents non-cash accretion of the liability.
(2)	On April 5, 2012, the Company entered into a Global Termination Agreement which enabled the Company to terminate these vessel leases in advance of the originally scheduled expiration date.

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

The following table includes the major classes of assets and liabilities that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	September 23, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts receivable, net of allowance	$270	$89	$359	$4,414	$293	$4,707
Property and equipment, net (1)	6,021	—	6,021	6,031	—	6,031
Deferred tax asset	772	—	772	620	—	620
Other assets	7	—	7	1,595	22	1,617

Total assets of discontinued operations	$7,070	$89	$7,159	$12,660	$315	$12,975

(1)	The Company expects to receive proceeds of $6.0 million during the next twelve months resulting from the sale of the cranes that were used in the FSX service.

	September 23 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts payable	$48	$—	$48	$1,312	$15	$1,327
Current restructuring liabilities	2,678	—	2,678	41,337	—	41,337
Other current liabilities	191	—	191	2,649	—	2,649

Total current liabilities of discontinued operations	2,917	—	2,917	45,298	15	45,313

Long-term portion of vessel lease obligation	—	—	—	51,109	—	51,109
Deferred tax liability	772	—	772	184	—	184

Total long-term liabilities of discontinued operations	772	—	772	51,293	—	51,293

Total liabilities of discontinued operations	$3,689	$—	$3,689	$96,591	$15	$96,606

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 23, 2012			Three Months Ended September 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$3	$—	$3	$54,315	$67	$54,382
Operating income (loss)	414	—	414	(13,786)	130	(13,656)
Net income (loss)	414	—	414	(14,802)	120	(14,682)

	Nine Months Ended September 23, 2012			Nine Months Ended September 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$490	$—	$490	$152,745	$13,750	$166,495
Operating (loss) income	(16,078)	—	(16,078)	(40,256)	1,495	(38,761)
Net (loss) income	(20,228)	—	(20,228)	(39,405)	951	(38,454)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 23 2012			Nine Months Ended September 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Net cash (used in) provided by operating activities	$(24,167)	$292	$(23,875)	$(42,234)	$3,498	$(38,736)
Net cash used in investing activities	—	—	—	(487)	(57)	(544)

Net (decrease) increase in cash from discontinued operations	$(24,167)	$292	$(23,875)	$(42,721)	$3,441	$(39,280)

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

During the quarter ended September 23, 2012, the Company completed the unwind of its former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that the Company established its valuation allowance against its net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During the quarter ended September 23, 2012, to eliminate the disproportionate tax effects from other comprehensive income, the Company recorded a charge to other comprehensive income in the amount of $1.5 million and an income tax benefit of $1.5 million.

During the second quarter of 2012, the Company recognized the impact of the conversion of the Series A Notes and Series B Notes to equity and the Global Termination Agreement with SFL as a discrete item. These significant events had a minimal impact on the Company’s Condensed Statement of Operations in the second quarter of 2012, as the Company continues to recognize a full valuation allowance against virtually all of its net deferred tax assets for U.S. federal and state tax purposes. However, the change for such significant events resulted in an overall adjustment to the Company’s deferred taxes recognized on its balance sheet. After the impact of the valuation allowance, the Company recorded a decrease to its current deferred tax asset of $2.4 million and an offsetting decrease to its noncurrent deferred tax liability of $2.4 million during the quarter ended June 24, 2012. The Company has not changed its judgment regarding its overall realizability of its net deferred tax assets.

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

7. Stock-Based Compensation

Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares, restricted stock units (“RSUs”), and vested shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), the 2012 Incentive Compensation Plan (the “2012 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided performance based criteria, if any, are met. In addition, recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Stock options	$—	$—	$—	$60
Restricted stock / vested shares	98	176	335	410
Restricted stock units	918	42	939	81
ESPP	—	—	—	31

Total	$1,016	$218	$1,274	$582

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of September 23, 2012, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 25, 2011	51,350	$389.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,679)	$354.00

Outstanding and exercisable at September 23, 2012	46,671	$393.25	4.41	$—

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of September 23, 2012 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 25, 2011	23,719	$119.24
Granted	—	—
Vested	(10,538)	$91.25
Forfeited	(3,542)	$138.50

Nonvested at September 23, 2012	9,639	$142.75

As of September 23, 2012, there was $0.2 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3,000,000 RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company. One half (1,500,000) of the RSUs will vest during the periods ending December 31, 2012, December 31, 2013, December 31, 2014, and June 30, 2015, if Mr. Woodward remains in continuous employment with the Company. The other half (1,500,000) of the RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company does not expect to record any compensation expense during 2012 related to these performance based RSUs.

On July 25, 2012, the Company granted 150,000 RSUs to each non-employee member of the Board of Directors. The RSUs for each director will vest during the periods ending March 31, 2013, March 31, 2014 and March 31, 2015, if the director is continuously a member of the Board of Directors at those dates.

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2013, March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company does not expect to record any compensation expense during 2012 related to these performance based RSUs.

On June 2, 2011, the Company granted a total of 20,532 restricted stock units to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Based on the closing price of the Company’s common stock on the grant date, the total fair value of the RSUs granted was $0.6 million. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). A portion of the RSUs vested and were settled in cash when each of the individuals granted such RSUs retired from the Company’s Board of Directors. The remaining RSUs vested on June 2, 2012 and were settled in cash when the individual granted such RSUs retired from the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the closing price on the vesting date. There was no unrecognized compensation expense related to these RSUs as of September 23, 2012.

As of September 23, 2012, there was $11.2 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

Effective April 1, 2011, the Company suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

8. Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential shares of common stock, including stock options and warrants to purchase common stock, using the treasury-stock method.

Net income (loss) per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23 2012	September 25, 2011
Numerator:
Net income (loss) from continuing operations	$1,443	$(111,685)	$(56,495)	$(127,400)
Net income (loss) from discontinued operations	414	(14,682)	(20,228)	(38,454)

Net income (loss)	$1,857	$(126,367)	$(76,723)	$(165,854)

Denominator:
Denominator for basic net income (loss) per common share:
Weighted average shares outstanding	33,642	1,236	18,943	1,234

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	57,103	—	—	—

Denominator for diluted net income (loss) per common share	90,745	1,236	18,943	1,234

Basic net income (loss) per common share
From continuing operations	$0.05	$(90.36)	$(2.98)	$(103.24)
From discontinued operations	0.01	(11.88)	(1.07)	(31.16)

Basic net income (loss) per common share	$0.06	$(102.24)	$(4.05)	$(134.40)

Diluted net income (loss) per common share
From continuing operations	$0.02	$(90.36)	$(2.98)	$(103.24)
From discontinued operations	0.00	(11.88)	(1.07)	(31.16)

Diluted net income (loss) per common share	$0.02	$(102.24)	$(4.05)	$(134.40)

Warrants outstanding to purchase 57.2 million common shares have been excluded from the denominator during the nine months ended September 23, 2012 as the impact would be anti-dilutive. In addition, a total of 1.7 million shares related to RSUs have been excluded from the denominator during the nine months ended September 23, 2012 as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 4 thousand shares have been excluded from the denominator for basic net loss per share during the quarter ended September 25, 2011. In addition, a total of 3 thousand and 5 thousand shares have been excluded from the denominator for basic net loss per share during the nine months ended September 23, 2012 and September 25, 2011, respectively.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Agreement, the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof.

9. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 23, 2012		December 25, 2011
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$154,126	$63,504	$150,658	$67,379
Containers	37,144	21,800	37,831	23,114
Chassis	12,381	4,574	12,713	5,429
Cranes	27,811	13,646	27,641	15,144
Machinery and equipment	32,196	10,720	31,015	11,661
Facilities and land improvements	27,799	20,823	27,257	21,293
Software	23,369	1,340	25,169	1,268
Construction in progress	22,984	22,984	21,857	21,857

Total	$337,810	$159,391	$334,141	$167,145

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 23, 2012	December 25, 2011
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	12,639	15,450

Total intangibles with definite lives	217,869	220,680
Accumulated amortization	(166,421)	(150,738)

Net intangibles with definite lives	51,448	69,942
Goodwill	198,793	198,793

Intangible assets, net	$250,241	$268,735

As a result of the conversion of Series B Notes during the first quarter of 2012, and the conversion of Series A Notes and Series B Notes during the second quarter of 2012, the Company wrote-off a total of $3.9 million of deferred financing costs.

11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 23, 2012	December 25, 2011
Vessel operations	$11,020	$13,783
Payroll and employee benefits	15,335	13,594
Marine operations	7,062	7,077
Terminal operations	8,358	9,297
Fuel	7,217	10,590
Interest	12,154	12,368
Legal settlements	6,336	8,066
Restructuring	—	233
Other liabilities	22,629	22,089

Total other accrued liabilities	$90,111	$97,097

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current liabilities related to legal settlements, the Company also has commitments to make payments after September 23, 2013. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice (“DOJ”) of $3.0 million on or before March 24, 2014, $4.0 million on or before March 24, 2015, and $4.0 million on or before March 21, 2016.

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

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of September 23, 2012, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$396	$396
Conversion features within Series B Notes (Note 3)	—	—	151	151

Total liabilities	$—	$—	$547	$547

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

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 23, 2012. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended September 23, 2012 and September 25, 2011, and $0.6 million during each of the nine months ended September 23, 2012 and September 25, 2011.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 23, 2012 and September 25, 2011, and $0.3 million during each of the nine months ended September 23, 2012 and September 25, 2011.

The Company expects to make contributions to the above mentioned pension plans totaling $1.1 million during 2012, of which the Company has made payments of $1.0 million during the nine months ended September 23, 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1,

1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended September 23, 2012 and September 25, 2011, and $0.3 million during each of the nine months ended September 23, 2012 and September 25, 2011.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 23, 2012 and September 25, 2011, and $0.3 million during each of the nine months ended September 23, 2012 and September 25, 2011.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. In addition to the higher contributions the Company has made as a result lower discount rates due to lower interest rates, the Company has also made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

14. Commitments and Contingencies

Legal Proceedings

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million payable over five years without interest. The Company recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the originally imposed $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the nine months ended September 25, 2011, the Company recorded a reversal of $19.2 million of the charge originally recorded during the fourth quarter of 2010.

Subsequent to the commencement of the DOJ investigation, various class action lawsuits on behalf of purchasers of ocean shipping services were filed. Only one class action lawsuit remains pending. The pending lawsuit was filed in the District of Alaska and relates to ocean shipping services in the Alaska tradelane. The Company and the class plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.

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

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, the Company agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Notes; (ii) issue to SFL the number of warrants to purchase 9,250,000 shares of the Company’s common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; and (iv) reimburse reasonable costs incurred by SFL. The Company paid a total of $0.7 million during the first nine months of 2012 and has included a liability of $0.8 million on its Condensed Consolidated Balance Sheet as of September 23, 2012.

In connection with the Global Termination Agreement, the Company adjusted the restructuring charge related to its vessel lease obligations originally recorded during the 4th quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes due 2016, (ii) the 9,250,000 warrants issued to SFL multiplied by the closing price of the Company’s stock on April 9, 2012, the effective date of the agreement, (iii) fees associated with the vessel lease termination, (iv) reimbursement obligations to the SFL Parties, and (v) the net present value of the vessel lease liability as of April 9, 2012, the Company recorded an additional restructuring charge of $14.1 million during the second quarter of 2012, which was recorded as part of discontinued operations.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 23, 2012 and December 25, 2011, these letters of credit totaled $17.1 million and $19.6 million, respectively.

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

Executive Overview

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	($ in thousands)
Operating revenue	$279,604	$267,629	$813,898	$762,080
Operating expense	266,382	367,296	805,726	853,016

Operating income (loss)	$13,222	$(99,667)	$8,172	$(90,936)

Operating ratio	95.3%	137.2%	99.0%	111.9%
Revenue containers (units)	61,514	59,518	178,368	174,060
Average unit revenue	$4,245	$4,171	$4,257	$4,050

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net income (loss)	$1,857	$(126,367)	$(76,723)	$(165,854)
Net income (loss) from discontinued operations	414	(14,682)	(20,228)	(38,454)

Net income ( loss) from continuing operations	1,443	(111,685)	(56,495)	(127,400)
Interest expense, net	13,808	13,418	49,036	37,044
Income tax benefit	(2,150)	(1,339)	(1,805)	(1,143)
Depreciation and amortization	13,273	14,265	40,705	44,228

EBITDA	26,374	(85,341)	31,441	(47,271)
Loss on conversion/modification of debt/other refinancing costs	391	30	37,761	1,538
Department of Justice antitrust investigation costs	234	678	1,418	3,805
Union/other severance charge	234	101	1,513	3,047
Gain on change in value of debt conversion features	(255)	—	(19,385)	—
Goodwill impairment	—	117,506	—	117,506
Impairment charge	—	—	257	2,818
Legal settlements	—	—	—	(18,202)

Adjusted EBITDA	$26,978	$32,974	$53,005	$63,241

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

The tables below present a reconciliation of net income (loss) to adjusted net income (loss) and diluted net income (loss) per share to adjusted diluted net income (loss) per share (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net income (loss)	$1,857	$(126,367)	$(76,723)	$(165,854)
Net income (loss) from discontinued operations	414	(14,682)	(20,228)	(38,454)

Net income (loss) from continuing operations	1,443	(111,685)	(56,495)	(127,400)

Adjustments:
Loss on conversion/modification of debt/other refinancing costs	391	30	37,761	1,538
Department of Justice antitrust investigation costs	234	678	1,418	3,805
Union/other severance charge	234	101	1,513	3,047
Accretion of legal settlements	421	263	1,543	547
Gain on change in value of debt conversion features	(255)	—	(19,385)	—
Goodwill impairment	—	117,506	—	117,506
Impairment charge	—	—	257	2,818
Legal settlements	—	—	—	(18,202)
Tax impact of adjustments	(152)	(797)	(152)	(924)

Total adjustments	873	117,781	22,955	110,135

Adjusted net income (loss)	$2,316	$6,096	$(33,540)	$(17,265)

	Quarters Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Diluted net income (loss) per share	$0.02	$(102.24)	$(4.05)	$(134.40)
Diluted net income (loss) per share from discontinued operations	0.00	(11.88)	(1.07)	(31.16)

Diluted net income (loss) per share from continuing operations	0.02	(90.36)	(2.98)	(103.24)

Adjustments:
Loss on conversion/modification of debt/other refinancing costs	—	0.02	1.99	1.25
Department of Justice antitrust investigation costs	—	0.55	0.07	3.08
Union/other severance charge	—	0.08	0.08	2.47
Accretion of legal settlements	0.01	0.21	0.08	0.44
Gain on change in value of debt conversion features	—	—	(1.02)	—
Goodwill impairment	—	95.07	—	95.23
Impairment charge	—	—	0.01	2.28
Legal settlements	—	—	—	(14.75)
Tax impact of adjustments	—	(0.64)	—	(0.75)

Total adjustments	0.01	95.29	1.21	89.25

Adjusted diluted net income (loss) per share	$0.03	$4.93	$(1.77)	$(13.99)

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

We own or lease 15 vessels, all of which are fully qualified Jones Act vessels, and approximately 24,600 cargo containers. However, we intend to sell of one of our vessels that is not in use by us at this time. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions in the reported amounts of revenue and expense during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon future events which cannot be determined with certainty, the actual results could differ from these estimates.

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

There have been no material changes to the Company’s critical accounting policies during the nine months ended September 23, 2012. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed with the Securities and Exchange Commission (“SEC”).

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenue, improved margins, and increased earnings and cash flows.

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

Quarter Ended September 23, 2012 Compared with the Quarter Ended September 25, 2011

	Quarters Ended
	September 23, 2012	September 25, 2011	Change	% Change
	($ in thousands)
Operating revenue	$279,604	$267,629	$11,975	4.5%
Operating expense:
Vessel	83,850	77,814	6,036	7.8%
Marine	53,832	47,570	6,262	13.2%
Inland	46,902	45,664	1,238	2.7%
Land	38,069	35,422	2,647	7.5%
Rolling stock rent	10,875	10,306	569	5.5%

Cost of services	233,528	216,776	16,752	7.7%
Depreciation and amortization	9,319	10,533	(1,214)	(11.5)%
Amortization of vessel dry-docking	3,954	3,732	222	5.9%
Selling, general and administrative	19,447	19,017	430	2.3%
Goodwill impairment	—	117,506	(117,506)	(100.0)%
Miscellaneous expense (income), net	134	(268)	402	(150.0)%

Total operating expense	266,382	367,296	(100,914)	(27.5)%

Operating income (loss)	$13,222	$(99,667)	$112,889	(113.3)%

Operating ratio	95.3%	137.2%		(42.0)%
Revenue containers (units)	61,514	59,518	1,996	3.4%
Average unit revenue	$4,245	$4,171	$74	1.8%

Operating Revenue. Our operating revenue increased $12.0 million, or 4.5% during the quarter ended September 23, 2012 as compared to the quarter ended September 25, 2011. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$6,273
Revenue container rate increase	5,644
Bunker and intermodal fuel surcharges increase	640
Other non-transportation services revenue decrease	(582)

Total operating revenue increase	$11,975

The increase in revenue container volume was due to modestly improving economic conditions and improving consumer sentiment in certain of the company’s markets, higher automobile shipments, and the timing of the seafood season. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses, including port security and wharfage fees. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.1% of total revenue in the quarter ended September 23, 2012 and approximately 22.9% of total revenue in the quarter ended September 25, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decrease in non-transportation revenue was primarily due to a reduction in third-party terminal stevedoring services, partially offset by higher revenue from certain transportation services agreements.

Cost of Services. The $16.8 million increase in cost of services is primarily due to higher labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China as well as higher marine and inland expenses due to the increase in container volumes and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, increased $6.0 million for the quarter ended September 23, 2012 compared to the quarter ended September 25, 2011. This increase was a result of the following factors (in thousands):

Labor and other vessel operating expense increase	$3,948
Vessel fuel costs increase	1,267
Increase in purchases under certain transportation services contracts	800
Vessel lease expense increase	21

Total vessel expense increase	$6,036

The increase in labor and other vessel operating expense during 2012 is primarily due to dry-docking certain of our vessels in China and certain labor wage increases. The $1.3 million rise in fuel costs is comprised of a $2.0 million increase due to higher consumption as a result of additional operating days due to dry-dockings, partially offset by $0.7 million in savings due to lower fuel prices. The increase in purchases under certain transportation services contracts is primarily due to the timing of the seafood season in Alaska.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $6.3 million increase in marine expense during the quarter ended September 23, 2012 was primarily due to contractual rate increases, port security fees, and higher container volumes.

Inland expense increased to $46.9 million for the quarter ended September 23, 2012 compared to $45.7 million during the quarter ended September 25, 2011. The $1.2 million increase in inland expense is primarily due to higher fuel costs, contractual rate increases, higher container volumes, and more empty repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	September 23, 2012	September 25, 2011	% Change
	(in thousands)
Land expense:
Maintenance	$14,545	$14,085	3.3%
Terminal overhead	13,358	12,796	4.4%
Yard and gate	8,267	6,841	20.8%
Warehouse	1,899	1,700	11.7%

Total land expense	$38,069	$35,422	7.5%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Yard and gate expenses were higher as a result of contractual increases related to reefer monitoring, increased container volumes, and certain terminal maintenance activities.

Depreciation and Amortization. Depreciation and amortization was $9.3 million during the quarter ended September 23, 2012 as compared to $10.5 million during the quarter ended September 25, 2011. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Quarters Ended
	September 23, 2012	September 25, 2011	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,136	$2,065	3.4%
Depreciation and amortization—other	3,207	3,390	(5.4)%
Amortization of intangible assets	3,976	5,078	(21.7)%

Total depreciation and amortization	$9,319	$10,533	(11.5)%

Amortization of vessel dry-docking	$3,954	$3,732	5.9%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.0 million during the quarter ended September 23, 2012 compared to $3.7 million for the quarter ended September 25, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $19.4 million for the quarter ended September 23, 2012 compared to $19.0 million for the quarter ended September 25, 2011, an increase of $0.4 million or 2.3%. This increase is primarily due to $0.8 million of higher stock based compensation expense, partially offset by a $0.4 million decrease in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings.

Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. We recorded an estimated goodwill impairment charge of $117.5 million in the fiscal third quarter ended September 25, 2011. The impairment charge represented our best estimate of the interim goodwill impairment. We recorded an estimated charge because we had not yet completed our interim goodwill impairment analysis due to complexities involved in determining the implied fair value of goodwill. We completed the interim goodwill impairment analysis during the fourth quarter of 2011 and recorded an adjustment to decrease the estimated goodwill impairment charge by $2.2 million.

Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net increased $0.4 million during the quarter ended September 23, 2012 compared to the quarter ended September 25, 2011, primarily as a result of lower gains on the sale of assets and higher bad debt expense during 2012.

Interest Expense, Net. Interest expense, net increased to $13.8 million for the quarter ended September 23, 2012 compared to $13.4 million for the quarter ended September 25, 2011, an increase of $0.4 million or 3.0%. This increase was primarily due to a rise in interest rates resulting from the comprehensive refinancing and the accretion of non-cash interest related to our long-term debt and legal settlements.

Income Tax Benefit. The effective tax rate for the quarters ended September 23, 2012 and September 25, 2011 was 304.1% and 1.2%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

During the quarter ended September 23, 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During the quarter ended September 23, 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.5 million and an income tax benefit of $1.5 million.

We also recorded the impact of state income tax refunds of $0.5 million during the quarter ended September 23, 2012.

Nine Months Ended September 23, 2012 Compared with the Nine Months Ended September 25, 2011

	Nine Months Ended
	September 23, 2012	September 25, 2011	Change	% Change
	($ in thousands)
Operating revenue	$813,898	$762,080	$51,818	6.8%
Operating expense:
Vessel	264,718	231,547	33,171	14.3%
Marine	156,176	143,073	13,103	9.2%
Inland	140,228	132,599	7,629	5.8%
Land	111,557	106,196	5,361	5.0%
Rolling stock rent	31,542	30,400	1,142	3.8%

Cost of services	704,221	643,815	60,406	9.4%
Depreciation and amortization	30,116	32,357	(2,241)	(6.9)%
Amortization of vessel dry-docking	10,589	11,871	(1,282)	(10.8)%
Selling, general and administrative	60,492	62,721	(2,229)	(3.6)%
Impairment charge	257	2,818	(2,561)	(90.9)%
Goodwill impairment	—	117,506	(117,506)	(100.0)%
Legal settlements	—	(18,202)	18,202	(100.0)%
Miscellaneous expense, net	51	130	(79)	(60.8)%

Total operating expense	805,726	853,016	(47,290)	(5.5)%

Operating income (loss)	$8,172	$(90,936)	$99,108	(109.0)%

Operating ratio	99.0%	111.9%		(12.9)%
Revenue containers (units)	178,368	174,060	4,308	2.5%
Average unit revenue	$4,257	$4,050	$207	5.1%

Operating Revenue. Our operating revenue increased $51.8 million, or 6.8% during the nine months ended September 23, 2012 as compared to the nine months ended September 25, 2011. This revenue increase was due to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$30,475
Revenue container volume increase	13,642
Revenue container rate increase	9,466
Other non-transportation services revenue decrease	(1,765)

Total operating revenue increase	$51,818

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.6% of total revenue in the nine months ended September 23, 2012 and approximately 20.2% of total revenue in the nine months ended September 25, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container volume was due to modestly improving economic conditions and improving consumer sentiment in certain of the company’s markets, higher automobile shipments, and the timing of the seafood season. The increase in revenue container rate was primarily due to increases to mitigate higher variable expenses, including port security and wharfage fees. The decrease in non-transportation revenue was primarily due to a reduction in terminal services provided to third parties, partially offset by higher revenue from certain transportation services agreements.

Cost of Services. The $60.4 million increase in cost of services is primarily due to both higher vessel costs, as a result of a rise in fuel prices and additional duplicate fuel and vessel operating expenses associated with vessel dry-dockings, as well as more marine and inland expenses due to the increase in container volumes.

Vessel expense, which is not primarily driven by revenue container volume, increased $33.2 million for the nine months ended September 23, 2012 compared to the nine months ended September 25, 2011. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$21,695
Labor and other vessel operating expense increase	9,825
Increase in purchases under certain transportation services contracts	1,695
Vessel lease expense decrease	(44)

Total vessel expense increase	$33,171

The $21.7 million rise in fuel costs is comprised of a $15.6 million increase due to higher fuel prices and $6.1 million increase primarily due to higher consumption as a result of additional vessel operating days. The increase in labor and other vessel operating expense during 2012 is primarily due to dry-docking three of our Puerto Rico vessels in China and vessel-related service interruptions. The increase in purchases under certain transportation services contracts is primarily due to the timing of the seafood season in Alaska and certain vessel-related service interruptions.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $13.1 million increase in marine expense during the nine months ended September 23, 2012 was largely due to contractual rate increases and the cargo scanning fee in Puerto Rico enacted during the fourth quarter of 2011, cargo claims as a result of certain vessel-related service interruptions, and higher container volumes.

Inland expense increased to $140.2 million for the nine months ended September 23, 2012 compared to $132.6 million during the nine months ended September 25, 2011. The $7.6 million increase in inland expense is mainly due to higher fuel costs, contractual increases, and empty container repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The $5.4 million increase in land expense can be attributed to the following (in thousands):

	Nine Months Ended
	September 23, 2012	September 25, 2011	% Change
	(in thousands)
Land expense:
Maintenance	$42,225	$40,923	3.2%
Terminal overhead	40,515	39,406	2.8%
Yard and gate	23,469	20,917	12.2%
Warehouse	5,348	4,950	8.0%

Total land expense	$111,557	$106,196	5.0%

Non-vessel related maintenance expenses increased primarily due to higher fuel costs and additional repair and maintenance activities. Terminal overhead increased primarily due to higher utilities expense and severance for certain union employees that elected early retirement. Yard and gate expenses were higher as a result of contractual rate increases related to reefer monitoring, increased container volumes, and certain terminal maintenance activities.

Depreciation and Amortization. Depreciation and amortization was $30.1 million during the nine months ended September 23, 2012 as compared to $32.4 million during the nine months ended September 25, 2011. The decrease in depreciation-owned vessels was due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Nine Months Ended
	September 23, 2012	September 25, 2011	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$6,335	$7,078	(10.5)%
Depreciation and amortization—other	9,680	10,040	(3.6)%
Amortization of intangible assets	14,101	15,239	(7.5)%

Total depreciation and amortization	$30,116	$32,357	(6.9)%

Amortization of vessel dry-docking	$10,589	$11,871	(10.8)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $10.6 million during the nine months ended September 23, 2012 compared to $11.9 million for the nine months ended September 25, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $60.5 million for the nine months ended September 23, 2012 compared to $62.7 million for the nine months ended September 25, 2011, a decrease of $2.2 million or 3.6%. This decrease is primarily comprised of a $2.0 million reduction in severance charges and a $2.4 million decline in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings, partially offset by $0.7 million of higher stock based compensation expense, professional fees of $0.3 million incurred related to the search for a permanent CEO, and legal and tax consulting fees of $0.9 million associated with our refinancing efforts.

Impairment Charge. During the nine months ended September 23, 2012, we incurred a charge of $0.3 million related to certain leased equipment that was not deployed. During the third quarter of 2012, we purchased the equipment from the lessor and subsequently sold it to a third party, which resulted in a net cash outflow of $0.8 million.

We have made payments for the construction of three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project has encountered significant delays. As such, at that time, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. We are currently exploring alternatives for these cranes, which are no longer classified as held for sale.

Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. We recorded an estimated goodwill impairment charge of $117.5 million in the fiscal third quarter ended September 25, 2011. The impairment charge represented our best estimate of the interim goodwill impairment. We recorded an estimated charge because we had not yet completed our interim goodwill impairment analysis due to complexities involved in determining the implied fair value of goodwill. We completed the interim goodwill impairment analysis during the fourth quarter of 2011 and recorded an adjustment to decrease the estimated goodwill impairment charge by $2.2 million.

Legal Settlements. As discussed in Legal Proceedings, on March 22, 2011, the Court entered a judgment against us whereby we were required to pay a fine of $45.0 million to resolve the investigation by the DOJ. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we reversed $19.2 million of the $30.0 million charge recorded on a discounted basis during the year ended December 26, 2010 related to this legal settlement.

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

Miscellaneous Expense, Net. Miscellaneous expense, net increased $0.1 million during the nine months ended September 23, 2012 compared to the nine months ended September 25, 2011 primarily as a result of lower gains on the sale of assets during 2012, partially offset by lower bad debt expense during 2012.

Interest Expense, Net. Interest expense, net increased to $49.0 million for the nine months ended September 23, 2012 compared to $37.0 million for the nine months ended September 25, 2011, an increase of $12.0 million or 32.4%. This increase was primarily due to a rise in interest rates associated with the comprehensive refinancing and the accretion of non-cash interest related to our long-term debt and legal settlements.

Income Tax Benefit. The effective tax rate for the nine months ended September 23, 2012 and September 25, 2011 was 3.1% and (0.1)%, respectively. During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

During the quarter ended September 23, 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During the quarter ended September 23, 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.5 million and an income tax benefit of $1.5 million.

We also recorded the impact of state income tax refunds of $0.5 million during the nine months ended September 23, 2012.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) the shutdown of our FSX service, and (v) principal and interest payments on our existing indebtedness. Our total liquidity as of September 23, 2012 was $46.3 million, which is comprised of $27.4 million of cash on hand and $18.9 million of borrowing availability under the ABL Facility.

Operating Activities

Net cash provided by operating activities was $6.1 million for the nine months ended September 23, 2012 compared to cash used in operating activities of $13.9 million for the nine months ended September 25, 2011. The improvement in cash provided by operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$20,118
Decrease in accounts receivable	9,151
Increase in accrued liabilities	19,793
Increase in vessel dry-docking payments	(6,561)
Increase in payments related to vessel leases	(11,541)
Earnings adjusted for non-cash charges	(9,588)
Other changes in working capital, net	(1,433)

Total increase in cash provided by operating activities	$19,939

Investing Activities

Net cash used in investing activities was $8.1 million for the nine months ended September 23, 2012 compared to $7.4 million for the nine months ended September 25, 2011. The $0.7 million increase in net cash consumed is due to a decline in proceeds received from the sale of assets during 2012.

Financing Activities

Net cash provided by financing activities during the nine months ended September 23, 2012 was $32.1 million compared to $71.5 million for the nine months ended September 25, 2011. The net cash provided by financing activities during the nine months ended September 23, 2012 included $42.5 million borrowed under the ABL Facility as compared to $90.6 million, net of payments, borrowed under debt agreements during the nine months ended September 25, 2011. In addition, during the nine months ended September 25, 2011, we paid $17.9 million in financing costs related to fees associated with the amendment to the Senior Credit Facility, our efforts to obtain consent from our convertible noteholders, and our overall refinancing efforts. We paid $5.7 million during the nine months ended September 23, 2012 in financing costs related to fees associated with our efforts to obtain consent from our convertible noteholders, and the conversion of debt to equity.

Outlook

We expect 2012 volumes to be slightly above 2011 levels due to improving consumer sentiment and modest improvements in market conditions in certain of our markets. During 2011, we implemented many cost savings initiatives including a reduction in non-union workforce, and through our relationships with our vessel and other union partners, we received union labor savings. In addition, many of our other transportation service providers either provided rate reductions or maintained rate levels. During 2012, we are incurring increases from our vessel union partners, transportation service providers, and other contractual increases for marine services including wharfage. We believe we will be able to continue to mitigate a majority of these expense increases through rate increases to our customers. Fuel prices remain volatile and our ability to implement and maintain fuel surcharge adjustments will have a significant impact on our earnings.

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

We expect total liquidity to approximate $40.0 million at the end of fiscal year 2012.

Capital Requirements and Commitments

We believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next 12 months, we expect to spend approximately $31.0 million and $16.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel enhancements, rolling stock, and terminal infrastructure and equipment. We are dry-docking three of the vessels utilized in our Puerto Rico tradelane in China during 2012. Despite the significantly higher costs to transit the vessels to Asia, we expect these dry-dockings will enable us to make high quality cargo modifications and other enhancements to our core Puerto Rico fleet that will be instrumental in ensuring service integrity for our customers.

We also expect to spend approximately $7.5 million during the next twelve months for legal settlements and legal expenses associated with the DOJ investigation and related antitrust legal matters, as well as approximately $2.7 million specifically related to the shutdown of our FSX service. The $2.7 million of FSX shutdown costs includes crew severance, other employee severance, and certain vessel related expenses.

Three of our vessels, the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak are leased, or chartered, under charters that are due to expire in January 2015. The charters for these vessels permit us to return the vessels to the owner, renew the charters, or purchase the applicable vessel at the expiration of the charter period for a fixed price or fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of September 23, 2012, are as follows (in thousands):

	Total Obligations	2012	2013-2014	2015-2016	Thereafter
Principal and operating lease obligations:
First lien notes	$223,875	$1,125	$4,500	$218,250	$—
Second lien notes	140,000	—	—	140,000	—
ABL Facility	42,500	—	—	42,500	—
6.00% convertible senior notes	2,668	—	—	—	2,668
Operating leases	241,415	20,556	143,371	53,982	23,506
Capital lease	6,189	312	2,045	2,507	1,325

Subtotal	656,647	21,993	149,916	457,239	27,499

Interest obligations:
First lien notes	108,839	12,313	48,758	47,768	—
Second lien notes(1)	143,783	—	—	143,783	—
ABL Facility	7,868	492	3,848	3,528	—
6.00% convertible senior notes	490	50	195	195	50
Capital lease	1,775	155	1,007	545	68

Subtotal	262,755	13,010	53,808	195,819	118

Legal settlements	18,000	—	10,000	8,000	—
Other commitments(2)	8,854	2,602	6,252	—	—

Total obligations	$946,256	$37,605	$219,976	$661,058	$27,617

Standby letters of credit	$17,101	$1,850	$10,966	$4,285	$—

(1)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semi-annually in cash in arrears; (ii) 14% per annum, 50% of which payable semi-annually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(2)	Other commitments includes the purchase commitment related to the three new cranes and restructuring liabilities.

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

On January 11, 2012, we completed the mandatory debt-to-equity conversion of approximately $49.7 million of the Series B Notes. Approximately $18.5 million of the Series B Notes were converted into 1.0 million shares of common stock with the remainder being converted into warrants exercisable into 1.7 million shares of common stock. As a result of the conversion of a portion of the Series B Notes, we recorded a gain on conversion of approximately $11.3 million during the quarter ended March 25, 2012.

On March 27, 2012, we announced that we had signed restructuring support agreements with more than 96% of our noteholders to further deleverage our balance sheet in connection with and contingent upon a restructuring of the vessel charter obligations related to the Company’s discontinued trans-Pacific service. The restructuring support agreements provide, among other things, that substantially all of the remaining $228.4 million of our Series A and Series B Notes was converted into the Company’s stock, or warrants for non-U.S. citizens. The conversion of the Series A and Series B Notes was contingent upon a number of conditions, including the restructuring of our charter obligations with respect to the vessels formerly used in the FSX service.

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

On May 3, 2012, we converted $175.8 million of Series A Notes and $48.9 million of Series B Notes into equity. In addition, the Company converted $6.1 million of Series A Notes and $1.7 million of Series B Notes issued during the second quarter of 2012 to satisfy the interest obligations associated with the 6.0% Convertible Notes. As a result of the conversion transactions, the Company issued approximately 27.7 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 45.5 million shares of the Company’s common stock to holders of the Series A Notes. In addition, the Company issued approximately 1.0 million shares of the Company’s common stock and warrants for the purchase of approximately an additional 1.7 million shares of the Company’s common stock to holders of the Series B Notes. The conversion price of the warrants is $0.01 per common share. After completion of the conversion process, and assuming the exercise of all of the warrants issued to the holders of the Series A Notes and Series B Notes, holders of Series A Notes would hold approximately 80% of the Company’s outstanding shares and holders of Series B Notes would hold approximately 3% of the Company’s outstanding shares.

On July 20, 2012, the Company converted an additional $1.0 million of Series A Notes into warrants.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1 as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. As of September 23, 2012 there were 1.2 billion warrants outstanding for the purchase of up to 57.4 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert its warrants, in whole or in part, into shares of our common stock, without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

The First Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors. The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral. The First Lien Secured Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Secured Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/ substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of September 23, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflects our ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium is being amortized through interest expense through the maturity of the First Lien Notes. We entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. We are obligated to complete an exchange offer to exchange the Second Lien Notes for registered Second Lien Notes as soon as practicable, but in no event later than 400 days after the issuance of the Second Lien Notes. We have filed a registration statement for the exchange offer and expect to complete the exchange offer by November 7, 2012.

Second Lien Notes

On October 5, 2011, we completed the sale of $100.0 million aggregate principal amount of our Second Lien Notes. The Second Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors. The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The proceeds from the First Lien Notes and the Second Lien Notes were used, among other things, to satisfy in full our obligations outstanding under our previous first-lien revolving credit facility and term loan, which totaled $265.0 million on October 5, 2011.

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

On April 15, 2012, we issued an additional $7.9 million of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, we have elected to satisfy our interest obligation under the Second Lien Notes due October 15, 2012 by issuing additional Second Lien Notes. As such, as of September 23, 2012, we have recorded $9.8 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of September 23, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount is being amortized through interest expense through the maturity of the Second Lien Notes. We entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended July 13, 2012. We are obligated to complete an exchange offer to exchange the Second Lien Notes for registered Second Lien Notes as soon as practicable, but in no event later than 400 days after the issuance of the Second Lien Notes. We have filed a registration statement for the exchange offer and expect to complete the exchange offer by November 7, 2012.

SFL Note

On April 5, 2012, we entered into a Global Termination Agreement with Ship Finance International Limited and certain of its subsidiaries (“SFL”) which enabled us to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective on April 9, 2012.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, we agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes (“the SFL Notes”); (ii) issue to SFL the number of warrants to purchase 9,250,000 shares of our common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove our stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which reimbursement is currently expected to approximate $0.1 million; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which represented an aggregate maximum reimbursement obligation to the SFL Parties of $0.6 million. We paid a total of $0.7 million during the nine months of 2012, and expect to pay up to $0.8 million during the remainder of 2012.

The SFL Notes have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. SFL was allowed to join the registration rights agreement referred to above. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to .50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 23, 2012, total availability under the ABL Facility was $18.9 million after taking into account $42.5 million of outstanding borrowings and $17.1 million utilized for letters of credit.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of September 23, 2012.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of September 23, 2012, the carrying value of our goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of September 23, 2012, we had $42.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 23, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ, and the Court entered judgment accepting our plea agreement and imposed a fine of $15.0 million payable over five years without interest. We recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the originally imposed $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the nine months ended September 25, 2011, we recorded a reversal of $19.2 million of the charge originally recorded during the fourth quarter of 2010.

Subsequent to the commencement of the DOJ investigation, various class action lawsuits on behalf of purchasers of ocean shipping services were filed. Only one class action lawsuit remains pending. The pending lawsuit was filed in the District of Alaska and relates to ocean shipping services in the Alaska tradelane. We and the class plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

3.1	Second Amended and Restated Bylaws of Horizon Lines, Inc. (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed August 28, 2012)

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Horizon Lines, Inc. (filed as Exhibit 3.2 to the Company’s report on Form 8-K filed August 28, 2012)

4.1	Second Supplemental Indenture governing the 13.00% - 15.00% Second-Lien Senior Secured Notes due 2016, dated July 17, 2012 (filed as exhibit 10.1 to the Company’s report on Form 8-K filed July 18, 2012)

4.2	Rights Agreement, dated as of August 27, 2012, by and between Horizon Lines, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as exhibit 4.1 to the Company’s report on Form 8-K filed August 28, 2012)

10.1	Form of Second Amendment to the Registration Rights Agreement, dated July 13, 2012 (filed as exhibit 99.1 to the Company’s report on Form 8-K filed July 18, 2012)

10.2	Form of Change of Control Agreement, dated July 25, 2012 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 27, 2012)

10.3	2012 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed July 27, 2012)

10.4	Form of Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed July 27, 2012)

10.5	Form of Restricted Stock Unit Agreement for Officers (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed July 27, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2012

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of Horizon Lines, Inc. (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed August 28, 2012)

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Horizon Lines, Inc. (filed as Exhibit 3.2 to the Company’s report on Form 8-K filed August 28, 2012)

4.1	Second Supplemental Indenture governing the 13.00% - 15.00% Second-Lien Senior Secured Notes due 2016, dated July 17, 2012 (filed as exhibit 10.1 to the Company’s report on Form 8-K filed July 18, 2012)

4.2	Rights Agreement, dated as of August 27, 2012, by and between Horizon Lines, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as exhibit 4.1 to the Company’s report on Form 8-K filed August 28, 2012)

10.1	Form of Second Amendment to the Registration Rights Agreement, dated July 13, 2012 (filed as exhibit 99.1 to the Company’s report on Form 8-K filed July 18, 2012)

10.2	Form of Change of Control Agreement, dated July 25, 2012 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 27, 2012)

10.3	2012 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed July 27, 2012)

10.4	Form of Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed July 27, 2012)

10.5	Form of Restricted Stock Unit Agreement for Officers (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed July 27, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.