Form 10-K
period 2012-12-23
Horizon Lines, Inc.
filed 2013-03-12
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 23, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.6 million.

As of March 1, 2013, 34,433,578 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held June 6, 2013.

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

i

Factors that may cause actual results to differ from expected results include:

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions,

•	the reaction of our customers and business partners to our announcements and filings, including those referred to herein,

•	prices for our services,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the successful start-up of any Jones-Act competitor,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels and unexpected substantial dry-docking or repair costs for our vessels.

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

Recent Developments

Relocation of Northeast Terminal Operations

Effective April 11, 2013, we will move our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we expect to record a restructuring charge of approximately $6.0 million during the first half of 2013, primarily resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan, as well as other costs to move to Philadelphia.

Purchase of Vessels

Three of our Jones Act qualified vessels; the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (the “Vessels”) were previously chartered. The charter for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak was due to expire in January 2015. For each chartered vessel, we generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for a fixed price or its fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner.

On January 31, 2013, we, through our newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million. Financing for the acquisition of the Vessels, and associated fees and expenses, was arranged through the issuance of two separate term loans totaling approximately $95.8 million at a weighted average interest rate of 9.8%, and both maturing on September 30, 2016.

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska (the “Indentures”). The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Alaska is an “unrestricted subsidiary” under the Indentures.

$75.0 Million Term Loan Agreement

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. The $75.0 Million Agreement contains negative covenants including limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

Horizon Lines is leasing the Vessels from Horizon Alaska under a bareboat charter. The initial term of the bareboat charter expires in December 2019, with an ability to extend. The obligations under the bareboat charter are guaranteed by Loan Parties and such guarantee, along with the bareboat charter, have been pledged as collateral by Horizon Alaska under the $75.0 Million Agreement.

Modification of Puerto Rico Service

In December 2012, we discontinued our sailing that departs Jacksonville, Florida each Tuesday. In association with the service change, we recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment expense of $2.2 million and union and non-union severance and employee related expense of $0.9 million. We expect to return the excess leased equipment during the first half of 2013 and incur an additional charge of $1.7 million.

We also initiated a plan during the fourth quarter of 2012 to further reduce our non-union workforce beyond the reductions associated with the Puerto Rico service change and expect to incur approximately $1.2 million of expenses for severance and other employee related costs. The workforce reduction was completed on January 31, 2013 and our non-union workforce was reduced by 38 positions in total, including 26 existing and 12 open positions.

Operations

We believe that we are one of the nation’s leading Jones Act container shipping and integrated logistics companies. In addition, we are the only ocean carrier serving all three noncontiguous domestic markets of Alaska, Hawaii, and Puerto Rico from the continental United States. As of the date hereof, we own 14 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 24,300 cargo containers. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico, as well as contracting for terminal services in the seven ports in the continental U.S.

We ship a wide spectrum of consumer and industrial items used every day in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 37% of revenue during 2012 and our largest customer accounting for approximately 10% of total revenue during 2012.

We have divested our third-party logistics services and ceased operations related to our Five Star Express (“FSX”) service. There will not be any significant future cash flows related to these operations. As such, these services have been classified as discontinued operations. The divestiture of our logistics operations did not include our Sea-Logix trucking operation, our warehouse operation or Horizon Services Group, our information technology operation.

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

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States. According to a recent trade and industry report, over 550,000 TEUs are deployed on domestic cabotage trades worldwide. Countries with a significant maritime cabotage fleet include China, Indonesia, Brazil, the Philippines, Malaysia, India, Vietnam, Russia and Japan. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. We believe the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

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

Vessel Fleet

We manage and maintain our vessels in accordance with procedures and regulations promulgated by the U.S. Coast Guard. Our vessels are subject to periodic inspection and certification by the American Bureau of Shipping (commonly referred to as “ABS”), on behalf of the U.S. Coast Guard, for compliance with these standards. Our on-shore vessel management team manages all of our ongoing maintenance and dry-docking activity through strategic locations in New Jersey, Florida, Washington, California and Texas.

In 2011, we instituted a maintenance and planning tool developed by ABS Nautical Systems that automates the integration of conditional monitoring, preventive maintenance, job scheduling, and vessel and machinery inspections into the maintenance cycle of each vessel in our fleet. These procedures are intended to protect our fleet, crew, cargo, and the environment and to preserve the usefulness of our vessels. During each of the last five years, our vessels have been in operational condition, ready to sail, over 98% of the time when they were required to be ready to sail.

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets. As of the date hereof, our vessel fleet consists of 14 owned and fully Jones Act-qualified vessels of varying classes and specifications. Two of our vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. Two additional spare vessel could be available for deployment after undergoing dry-docking for inspection and maintenance.

		Year		Reefer	Max.
Vessel Name	Market	Built	TEU(1)	Capacity(2)	Speed
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts
Horizon Fairbanks(3)	Alaska	1973	1,468	170	22.5 kts
Horizon Pacific	Hawaii	1980	2,302	170	21.0 kts
Horizon Enterprise	Hawaii	1980	2,302	170	21.0 kts
Horizon Spirit	Hawaii	1980	2,436	150	22.0 kts
Horizon Reliance	Hawaii	1980	2,436	150	22.0 kts
Horizon Producer	Puerto Rico	1974	1,680	170	22.0 kts
Horizon Navigator	Puerto Rico	1972	2,250	188	21.0 kts
Horizon Trader	Puerto Rico	1973	2,250	188	21.0 kts
Horizon Challenger (3)	—	1968	1,364	71	21.2 kts
Horizon Discovery(4)	—	1968	1,374	108	21.2 kts
Horizon Consumer(4)	—	1973	1,690	170	22.0 kts

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.
(3)	Vessels could serve as a spare vessel available for deployment in any of our markets and seasonal operation in the Alaska trade after undergoing inspection and maintenance (dry-docking). Given current economic conditions, we may make a decision to scrap one or more of these vessels.
(4)	Vessels are available for seasonal needs, dry-dock relief and to respond to potential new revenue opportunities, and thus are not specific to any given market. Given current economic conditions, and if new revenue opportunities fail to materialize, we may make a decision to scrap one or more of the spare vessels.

Container Fleet

As summarized in the table below, our container fleet as of December 23, 2012 consists of owned and leased containers of different types and sizes. All but one of our container leases are accounted for as operating leases.

Container Type	Owned	Leased	Combined
20’ Standard Dry	5	444	449
20’ High-Cube Reefer	10	—	10
20’ Miscellaneous	47	—	47
20’ Tank	1	1	2
40’ Standard Dry	32	1,125	1,157
40’ Flat Rack	331	312	643
40’ High-Cube Dry	2,758	6,387	9,145
40’ Standard Insulated	4	—	4
40’ High-Cube Insulated	357	—	357
40’ Standard Opentop	—	53	53
40’ Miscellaneous	49	—	49
40’ Tank	1	—	1
40’ Car Carrier	165	—	165
40’ High-Cube Reefer	3,883	1,817	5,700
45’ High-Cube Dry	3,019	2,403	5,422
45’ High-Cube Flatrack	25	—	25
45’ High-Cube Insulated	457	—	457
45’ High-Cube Reefer	321	—	321
48’ High-Cube Dry	276	—	276

Total	11,741	12,542	24,283

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

Horizon Lines had a CCF agreement with MARAD under which it could deposit earnings attributable to the operation of its Jones Act qualified vessels into the CCF and makes withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels. From 2003-2005, Horizon Lines utilized CCF deposits totaling $50.4 million to acquire six U.S.-built and U.S.-flagged vessels (Horizon Enterprise, Horizon Pacific, Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader). On January 23, 2013, Horizon Lines terminated its CCF Agreement with MARAD. There were no deposits in the CCF on the termination date.

Any amounts deposited in a CCF could not have been withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals were subject to federal income tax at the highest marginal rate. In addition, such tax was subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated and Horizon Lines had funds on deposit, those funds then on deposit in the CCF would have been treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval.

Our consolidated balance sheets at December 23, 2012 and December 25, 2011 include liabilities of approximately $6.4 million and $7.3 million, respectively, for deferred taxes on deposits previously made in our CCF.

Sales and Marketing

We manage a sales and marketing team of 81 employees strategically located in our various ports, as well as in five regional offices across the continental U.S., including our headquarters in Charlotte, North Carolina and from our office in Compton, California. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in serving our largest customers. All pricing activities are also coordinated from Charlotte, North Carolina; Irving, Texas; and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Dallas is responsible for providing appropriate market intelligence and direction to the members of the organization who focus on the Hawaii and our Renton marketing team focuses on the Alaska markets.

Our regional sales and marketing presence ensures close and direct interaction with customers on a daily basis. Many of our regional sales professionals have been serving the same customers for over ten years. We believe that we have the largest sales force of all container shipping and integrated logistics companies active in our domestic markets. We believe that the breadth and depth of our relationships with our customers is the principal driver of repeat business from our customers.

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

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and integrated logistics company serving all three non-contiguous Jones Act markets. Approximately 52% of our transportation revenue in 2012 was derived from customers shipping with us in more than one of our markets and approximately 32% of our transportation revenue in 2012 was derived from customers shipping with us in all three domestic markets.

We generate most of our revenue through customer contracts with specified rates and volumes, and with durations ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to implement fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with many of our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 34 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. During 2012, our top ten largest customers comprised approximately 37% of total revenue, with our largest customer accounting for approximately 10% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and integrated logistics industries are approximations based on the good faith estimates of our management. These estimates are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial, industry and market data presented herein are for the period ending in December 2012.

Operations Overview

Our operations share corporate and administrative functions such as finance, information technology, human resources, and legal. Centralized functions are performed primarily at our Charlotte headquarters and at our operations center in Irving.

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

Employees

As of December 23, 2012, we have 1,599 employees, of which approximately 1,121 were represented by seven labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 23, 2012 and the expiration dates of the related collective bargaining agreements:

		Number of
	Collective Bargaining	Our
	Agreement(s)	Employees
Union	Expiration Date	Represented
International Brotherhood of Teamsters	March 31, 2013	246
International Brotherhood of Teamsters, Alaska	December 31, 2012(1)	125
International Longshore & Warehouse Union (ILWU)	June 30, 2014	192
International Longshore and Warehouse Union, Alaska (ILWU-Anchorage, Alaska)	June 30, 2015	39
International Longshore and Warehouse Union, Alaska (ILWU-Kodiak and Dutch Harbor, Alaska)	June 30, 2015	56
International Longshoremen’s Association, AFL-CIO (ILA)	February 6, 2013(2)	—	(3)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	January 29, 2013(1)	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2022	77
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2017	49
Office & Professional Employees International Union, AFL-CIO	November 9, 2014	48
Seafarers International Union (SIU)	June 30, 2017	203

(1)	Our employees covered under these agreements are continuing to work under old agreements while we negotiate new agreements.
(2)	In February 2013, The United States Maritime Alliance, Ltd. (USMX) and the ILA reached a tentative agreement on a new master contract. The tentative agreement on a six-year master contract is expected to prevent any immediate disruption of port operations. The agreement is subject to formal ratification by both sides and to the successful conclusion of negotiations on local contracts.
(3)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 23, 2012.

	Alaska	Hawaii	Puerto Rico
	Market	Market	Market	Corporate(a)	Total
Senior Management	1	1	1	12	15
Operations	35	58	45	51	189
Sales and Marketing	16	23	37	5	81
Administration(b)	2	20	7	164	193

Total Headcount	54	102	90	232	478

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.
(b)	Administration headcount is comprised of back-office functions and also includes customer service and documentation.

As a result of the headcount reductions associated with the Puerto Rico service change and the other reductions to our non-union workforce (see Recent Developments), our total non-union headcount decreased to 453 during the first quarter of 2013.

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

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2012 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A. Risk Factors

We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.

Our net losses from continuing operations were $74.4 million, $53.2 million and $35.6 million for the fiscal years ending 2012, 2011 and 2010, respectively. In the event we require capital in the future due to continued losses, such capital may not be available on satisfactory terms, or available at all.

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

As of December 23, 2012, on a consolidated basis, we had (i) $426.4 million of outstanding funded long-term debt (exclusive of capital lease obligations of $7.4 million and outstanding letters of credit with an aggregate face amount of $13.2 million), (ii) approximately $188.0 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a negative funded debt-to-equity ratio. During 2013, we expect to pay $33.8 million of interest under our debt agreements. In addition to the debt balances as of December 23, 2012, on January 31, 2013, we entered into a $20.0 million term agreement and a $75.0 million term loan agreement.

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

The market price of our common stock could decline due to the issuance or sales of a large number of shares in the market, including the issuance of shares underlying our outstanding warrants, or the perception that these issuances could occur. These issuances could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

In connection with our 2011 comprehensive refinancing, we issued warrants to purchase 982,975 shares of our common stock. In addition, on January 11, 2012, we issued warrants to purchase up to 1,702,592 shares of common stock to complete the mandatory debt-to-equity conversion of approximately $49.7 million of the Series B Notes. In connection with the April 9, 2012 transactions, we issued warrants equivalent to 75,989,794 shares on an as-converted basis.

Recent transactions have significantly diluted the ownership interest of holders of our common stock. Any further issuances of our common stock could further dilute existing holders of our common stock and could cause the price of our common stock to decrease and the value of each share of our common stock to decline substantially.

Certain of our investors hold a significant percentage of our outstanding common stock or securities convertible into our common stock, which could reduce the ability of minority shareholders to effect certain corporate actions.

We believe a small group of investors holds over 95% of our outstanding common stock on an as-converted basis. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

We face the risk of breaching covenants in the agreements governing our outstanding indebtedness and may not be able to comply with such covenants.

Our debt agreements contain financial covenants that could cause us to suffer an event of default. Our ability to meet the covenants can be affected by various risks, uncertainties and events beyond our control, and we cannot provide assurance that we will meet those tests. Failure to comply with any of the covenants in our debt agreements could result in a default under those agreements and under other agreements containing cross-default provisions.

Upon the occurrence of an event of default under our debt agreements, all amounts outstanding can be declared immediately due and payable. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay borrowings under our debt agreements.

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

Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness, capital expenditures and payment of fines and settlements related to antitrust matters; and

•	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

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

Further economic decline and decrease in market demand for the company’s services will adversely affect our operating results and financial condition.

During the second half of 2008, a crisis in the credit markets began to impact the capital markets and produced a global recession. Even with the worst of the crisis believed to have passed, the economic condition remains fragile, and a further slowdown in economic conditions of our markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our markets, as well as on economic and trade growth. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. The economic downturn in our tradelanes has negatively affected our earnings. We cannot predict the length of the current economic downturn, the pace of the protracted economic recovery, or whether further economic decline may occur.

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

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign and domestic interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. In the past, interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S.-flag vessels under the Jones Act. We believe that interest groups may continue efforts to modify or repeal the Jones Act currently benefiting U.S.-flag vessels. If these efforts are successful, it could result in increased competition, which could adversely affect our business and operating results.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligations would be with respect to our employees.

We contribute to twelve multi-employer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. In connection with the planned move of our terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey, we expect to incur an estimated liability of $5.5 million related to the withdrawal from the Port of Elizabeth’s multiemployer pension plan. While we have no current intention of taking any other action that would subject us to any withdrawal liability, we cannot assure you that no other contributing employer will take such action.

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

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations, including laws pertaining to air emissions; wastewater discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. Federal environmental laws and certain state laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil or hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

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

We are subject to regulation and liability under environmental laws that could result in substantial fines and penalties that may have a material adverse effect on our results of operations.

The U.S. Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone. The EPA requires vessels to obtain permits and comply with inspection, monitoring, recordkeeping and reporting requirements. Occasionally, our vessels may not operate in accordance with such permits or we may not adequately comply with recordkeeping and reporting requirements. Any such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

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

We are susceptible to severe weather and natural disasters and global climate change may make adverse weather conditions more severe or frequent.

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

The risk of adverse weather conditions is enhanced by the potential for global climate change which some scientists believe may increase severe weather patterns. The EPA has found in its recent greenhouse gas endangerment finding that global climate change would result in more severe and possibly more frequent adverse weather conditions. If this is the case, the above mentioned risks would be expected to increase in years ahead. For example, increased or more powerful weather events could result in damage to our shipping terminals and vessels or disrupt port operations.

We may face new competitors.

Other established or start-up shipping operators may enter our markets to compete with us for business.

Existing non-Jones Act qualified shipping operators whose container ships sail between ports in Asia and the U.S. west coast could add Hawaii or Alaska as additional stops on their sailing routes for non-U.S. originated or destined cargo. Shipping operators could also add Puerto Rico as a new stop on sailings of their vessels between the continental U.S. and ports in Europe, the Caribbean, and Latin America for non-U.S. originated or destined cargo. In addition, current or new U.S. citizen shipping operators may order the building of new vessels by U.S. shipyards and may introduce these U.S.-built vessels into Jones Act qualified service on one or more of our trade routes. For example, one of our competitors in the Hawaii market plans to introduce a combination container and roll-on/roll-off vessel during the second half of 2013. This vessel will serve the U.S. west coast to Hawaii trade lane on a fortnightly basis and will provide regularly scheduled calls to Kahului and Hilo for both roll-on/roll-off and container shipments. The container capacity of the vessel is expected to be 1,500 TEUs and the automobile capacity is expected to be 2,750 autos. These potential competitors may have access to financial resources substantially greater than our own. In addition, during December 2012, TOTE, the parent company of Sea Star Lines, announced it has committed to the construction of two new state-of-the-art containerships for the Puerto Rico trade, with options for three more vessels for additional domestic service. The 3,100 TEU vessels are expected to be the largest ships of any kind in the world powered primarily by liquefied natural gas (LNG). The first two vessels are expected to be delivered and enter service between Jacksonville, FL and San Juan, PR in 2015 and 2016.

The entry of a new competitor on any of our trade routes could result in a significant increase in available shipping capacity that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face significant costs as the vessels currently in our fleet age.

We believe that each of the vessels we currently operate has an estimated useful life of approximately 45 years from the year it was built. As of the date hereof, the average age of our vessels is approximately 35 years. Eventually, these vessels will need to be replaced. We may not be able to replace our existing vessels with new vessels based on uncertainties related to costs, financing, timing and shipyard availability. In addition, as our fleet ages, operation and maintenance costs increase. For example, insurance rates and the costs of compliance with governmental regulations, safety or other equipment standards increase as the vessels age. Moreover, the failure to make capital expenditures to alter or add new equipment to our vessels may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Certain provisions of our corporate governance documents and applicable U.S. maritime laws place restrictions on transfers and acquisitions or accumulation of our equity by third parties, and the failure of the protections afforded by such provisions may have a material detrimental impact on our Jones Act operations and/or impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

Our certificate of incorporation contains provisions voiding transfers of shares of any class or series of our capital stock that would result in non-U.S. citizens, in the aggregate, owning in excess of 19.9% of the shares of such class or series. In the event that this transfer restriction would be ineffective, our certificate of incorporation provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of our capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, our certificate of incorporation permits us to redeem such excess shares. The per-share redemption price may be paid, as determined by our Board of Directors, by cash, redemption notes, or warrants. However, we may not be able to redeem such excess shares for cash because our operations may not have generated sufficient excess cash flow to fund such redemption.

If, for any reason, we are unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of such class or series, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series, or fail to exercise our redemption right because we are unaware that such ownership exceeds such percentage, we will likely be unable to comply with applicable maritime laws. If all of the citizenship-related safeguards in our certificate of incorporation fail at a time when ownership of shares of any class or series of our stock is in excess of 25.0% of such class or series, we will likely be required to suspend our Jones Act operations. Any such actions by governmental authorities would have a severely detrimental impact on the results of our operations.

In addition to our corporate governance documents, on August 27, 2012, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our significant net operating loss and tax credit carryforwards (“NOLs”). The Rights Plan will expire on August 27, 2015, or earlier upon the date that: (1) our Board of Directors determines that the plan is no longer needed to preserve the deferred tax assets or is no longer in the best interest of the Company and our stockholders, (2) our Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, or (3) the rights are redeemed or exchanged by our Board of Directors pursuant to the Rights Plan. As of December 23, 2012, we had federal net operating loss carryforwards of $198.8 million. Under applicable tax rules, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions. Therefore, we believe that these NOLs could be a substantial asset. However, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”), our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability. Although the Rights Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In particular, it would not protect against ownership changes resulting from sales by certain greater than 5% stockholders that may trigger limitations on our use of NOLs under Section 382 of the Code. Further, because the Rights Plan may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be adversely affected.

We are subject to statutory and regulatory directives in the United States addressing homeland security concerns that may increase our costs and adversely affect our operations.

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the U.S. Coast Guard, and the U.S. Bureau of Customs and Border Protection, have adopted, and may adopt in the future, rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

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

Environmental and Other Regulation

Our marine operations are subject to various federal, state and local environmental laws and regulations implemented principally by the United States Coast Guard (“Coast Guard”), the Environmental Protection Agency (“EPA”), and the United States Department of Transportation (“DOT”), as well as related state regulatory agencies. These requirements generally govern the safe operations of our ships and pollution prevention in U.S. internal waters, the territorial sea, and the 200-mile exclusive economic zone of the United States.

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

Our marine operations are further subject to regulation by various federal agencies, including the Surface Transportation Board (“STB”), Maritime Administration (“MARAD”), the Federal Maritime Commission, the EPA, U.S. Customs and Border Protection, and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, transfer or sale of our vessels, certain mergers, contraband, pollution prevention, financial reporting, and homeland, port and vessel security.

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

On February 14, 2012, we plead guilty to two counts of providing federal authorities with false vessel oil record-keeping entries on a containership in the U.S. west coast-Hawaii service. As part of our probation obligation, we have developed, adopted, and implemented an ECP. Should we face DOJ criminal prosecutions in the future, we could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.

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

On February 11, 2011, the EPA and the Coast Guard entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the VGP. Under the MOU, the Coast Guard will identify and report to the EPA detected VGP deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, the EPA retains responsibility and enforcement authority to address VGP violations. We have filed a Notice of Intent to be covered by the VGP for each of our ships and have implemented its requirements. We have also filed and had certified by the EPA the required one time report under the VGP. Failure to comply with the VGP may result in civil or criminal penalties. The current VGP expires on December 19, 2013. The EPA expects a final 2013 VGP to be issued in March 2013, which will replace the current VGP. The 2013 VGP may result in additional requirements that could increase our operating costs.

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

In June 2012, the Coast Guard amended its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in a vessel’s ballast water discharged in United States waters. The final rule sets limits to match those set internationally by IMO in the Ballast Water Convention. The Coast Guard deferred the phase two standard which would have been more stringent and cannot be met using existing treatment technology. However, the Coast Guard intends to establish a more stringent phase-two discharge standard after completing additional research and analysis. The Coast Guard requirements will be phased in over a several-year period depending on a vessel’s ballast water capacity and dry-docking schedule. Two of our vessels will be required to have a ballast water treatment system on board by their first survey date after January 1, 2015. All of our remaining vessels will be required to have an approved system on board by their first survey after January 1, 2016. Systems are available that will meet the IMO standards.

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

The United States Clean Air Act and Air Emission Standards under MARPOL

In 1970, the United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels. For example, the California Air Resources Board (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. CARB expanded the boundaries of where these requirements apply and began enforcing these new requirements on December 1, 2011. More stringent fuel oil requirements for marine gas oil went into effect on August 1, 2012.

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

Annex VI of MARPOL, addressing air emissions from vessels, came into force in the United States on January 8, 2009 and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard were lowered to 14.4 g-NOx/kW-hr and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).

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

In addition, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA went into force on August 1, 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States – Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard is January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.

With the adoption of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 1% sulfur content fuel oil and will be required to burn 0.1% sulfur content fuel oil as of January 1, 2015. While the EPA has received approval at IMO to exempt and has exempted our 11 steamships from the 0.1% sulfur content fuel oil requirement until 2020, our three D-7 vessels utilized in our Alaska tradelanes are diesel-powered and will be subject to the 0.1% sulfur content requirement beginning in January, 2015. In order to comply with these environmental laws and regulations, we will most likely need to make material capital expenditures related to these D-7 vessels prior to 2015. Additionally, in order to address the expiration of the steamship exemption in 2020 and because our 11 steamships cannot currently safely burn 0.1% sulfur content fuel oil, we will most likely need to make material capital expenditures to install engines or systems on these vessels to address fuel efficiency and emissions or to replace such vessels altogether. It is not yet known whether any engine or system modifications will exist or be feasible to allow our fleet to be brought into compliance with these environmental laws and regulations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call, as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of the date hereof:

		Square
Location	Description of Facility	Footage(1)
Anchorage, Alaska	Stevedoring building and various terminal and related property	1,633,385
Charlotte, North Carolina	Corporate headquarters	25,592
Chicago, Illinois	Regional sales office	1,929
Compton, California	Terminal supervision office and warehouse	176,676
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	658,167
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property and office	52,168	(2)
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision, sales office & warehousing	15,943
Kodiak, Alaska	Office and various terminal and related property	265,232
Oakland, California	Office and various terminal and related property	247,732
Renton, Washington	Regional sales office	5,162
San Juan, Puerto Rico	Office and various terminal and related property	3,256,404
Sparks, Nevada	Warehousing	20,000
Tacoma, Washington	Office and various terminal and related property	797,348

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.
(2)	Excludes 1,647,952 square feet of terminal property, which we have the option to use and pay for on an as-needed basis.

Item 3. Legal Proceedings

On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ relating to the Puerto Rico tradelane, and the Court has entered judgment accepting our plea agreement and has imposed a fine of $15.0 million payable over five years without interest.

Subsequent to the commencement of the DOJ investigation, a class action lawsuit relating to ocean shipping services in the Alaska tradelane was filed and remains pending in the District of Alaska. We and the class plaintiffs have agreed to stay the Alaska litigation, and we intend to vigorously defend against the purported class action lawsuit in Alaska.

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

At a special meeting of our stockholders held on December 2, 2011, our stockholders approved an amendment to our certificate of incorporation effecting a reverse stock split. On December 7, 2011, the Company filed its restated certificate of incorporation to, among other things, effect the 1-for-25 reverse stock split. In connection with the reverse stock split, stockholders received one share of common stock for every 25 shares of common stock held at the effective time. The stock prices listed below reflect the reverse stock split.

As of March 4, 2013, there were approximately 22 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock for the fiscal periods presented.

2013	High	Low
First Quarter (through March 4, 2013)	$1.56	$1.40

2012	High	Low
First Quarter	$8.50	$2.05
Second Quarter	$6.50	$1.53
Third Quarter	$2.00	$1.40
Fourth Quarter	$1.55	$1.12

2011	High	Low
First Quarter	$147.75	$80.75
Second Quarter	$81.00	$20.75
Third Quarter	$38.75	$8.75
Fourth Quarter	$12.00	$2.50

During the fourth quarter of 2012, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated herein by reference.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on December 23, 2007 and $100 invested in the Company’s stock by the opening bell on December 24, 2007, as well as the reinvestment of dividends.

	12/23/2007	12/21/2008	12/20/2009	12/26/2010	12/25/2011	12/23/2012
Horizon Lines, Inc.	100.00	21.41	33.14	28.93	6.67	6.01
Dow Jones U.S. Industrial Transportation Index	100.00	72.99	88.90	109.36	108.81	115.00
S&P 500 Index	100.00	59.81	74.27	84.66	85.24	96.34

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

Selected Financial Data is as follows (in thousands, except per share data):

	Fiscal Years Ended
	Dec. 23,	Dec. 25,	Dec. 26,	Dec. 20,	Dec. 21,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Operating revenue	$1,073,722	$1,026,164	$1,000,055	$979,352	$1,113,616
Impairment of assets	386	2,997	2,655	1,867	6,030
Restructuring costs	4,340	—	1,843	747	3,012
Legal settlements (1)	—	(5,483)	32,270	20,000	—
Goodwill impairment (2)	—	115,356	—	—	—
Operating income (loss)	4,252	(97,856)	4,894	24,426	54,414
Interest expense, net	62,888	55,677	40,117	38,036	39,923
Loss (gain) on modification/early extinguishment of debt (3)	36,615	(16,017)	—	50	—
Gain on change in value of debt conversion features (4)	(19,405)	(84,480)	—	—	—
Income tax (benefit) expense (5)	(1,482)	126	324	10,573	(4,152)
Net (loss) income from continuing operations	(74,403)	(53,194)	(35,574)	(24,251)	18,705
Net loss from discontinued operations (6)	(20,295)	(176,223)	(22,395)	(7,021)	(21,298)

Net loss	$(94,698)	$(229,417)	$(57,969)	$(31,272)	$(2,593)

Basic net (loss) income per share:
Continuing operations	$(3.26)	$(36.33)	$(29.01)	$(20.06)	$15.45
Discontinued operations	(0.89)	(120.37)	(18.27)	(5.81)	(17.59)

Basic net loss per share	$(4.15)	$(156.70)	$(47.28)	$(25.87)	$(2.14)
Diluted net (loss) income per share:
Continuing operations	$(3.26)	$(36.33)	$(29.01)	$(20.06)	$15.32
Discontinued operations	(0.89)	(120.37)	(18.27)	(5.81)	(17.44)

Diluted net (loss) income per share	$(4.15)	$(156.70)	$(47.28)	$(25.87)	$(2.12)
Number of shares used in calculations (7):
Basic	22,794	1,464	1,226	1,209	1,211
Diluted	22,794	1,464	1,226	1,209	1,221
Cash dividends declared	$—	$—	$6,281	$13,397	$13,273
Cash dividends declared per common share (7)	$—	$—	$5.00	$11.00	$11.00

Balance Sheet Data:
Cash	$27,839	$21,147	$2,751	$6,419	$5,487
Total assets	601,234	639,809	785,776	818,510	872,629
Total debt, including capital lease obligations	437,830	515,848	516,323	514,855	532,811
Long term debt, including capital lease obligations, net of current portion (8)	434,222	509,741	7,530	496,105	526,259
Stockholders’ (deficiency) equity (7)	(16,742)	(165,986)	39,792	101,278	136,836

Other Financial Data:
EBITDA (9)	$39,681	$60,868	$63,444	$81,546	$115,434
Capital expenditures	14,823	15,111	15,991	9,750	29,314
Vessel dry-docking payments	18,802	12,547	19,110	14,696	21,414
Cash flows provided by (used in):
Operating activities	8,323	(11,452)	53,441	62,991	98,167
Investing activities	(11,416)	(12,837)	(14,437)	(8,535)	(34,844)
Financing activities	29,496	93,978	(25,119)	(44,753)	(51,319)

(1)	We entered into a plea agreement, dated February 23, 2011, with the United States of America, under which we agreed to pay a fine of $45.0 million over five years without interest. On April 28, 2011, the U.S. District Court for the District of Puerto Rico amended the fine imposed on us by reducing the amount from $45.0 million to $15.0 million. We recorded a charge during the year ended December 26, 2010, of $30.0 million, which represented the present value of the expected installment payments. During the second quarter of 2011, we reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010, related to the reduction in this legal settlement. In November 2011, we entered into a settlement agreement with all of the remaining significant shippers who opted out of the Puerto Rico direct purchaser antitrust class action settlement. We recorded a charge of $12.7 million during the fourth quarter of 2011, which represents the present value of the $13.8 million in installment payments. The year ended December 20, 2009, includes a $20.0 million charge for the settlement of the Puerto Rico MDL. In addition, the year ended December 26, 2010, includes a charge of $1.8 million for settlement of the investigation by the Puerto Rico office of Monopolistic Affairs and the lawsuit filed by the Commonwealth of Puerto Rico and the class action lawsuit in the indirect purchasers’ case. In January 2012, we entered into an agreement with the U.S. Department of Justice and pled guilty to two counts of providing federal authorities with false vessel oil record-keeping entries. Pursuant to the agreement and judgment entered by the United States District Court for the Northern District of California, we agreed to pay a fine of $1.0 million and donate an additional $0.5 million to the National Fish & Wildlife Foundation for environmental community service programs. Based on our best estimate at the time, we recorded a charge of $0.5 million related to this investigation during the year ended December 26, 2010. We recorded an additional $1.0 million during the year ended December 25, 2011.
(2)	During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. Our step two analysis indicated that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeded book value. Thus, the goodwill impairment was due to both the deterioration in earnings as well as the fair value of certain of our underlying assets being in excess of their book value. As such, we recorded a $115.4 million goodwill impairment charge during the year ended December 25, 2011.
(3)	During the year ended December 23, 2012 we recorded a net loss on conversion of debt of $36.6 million. This is comprised of an $11.3 million gain on conversion of $49.7 million of Series B notes into equity on January 11, 2012, a loss of $48.3 million on the conversion of $224.8 million of Series A and Series B Notes into equity on May 3, 2012, a $0.2 million gain on the conversion of $1.0 million Series A Notes into equity on July 20, 2012, and a $0.2 million gain on the conversion of $0.7 million of Series A Notes into equity on October 23, 2012.
(4)	During the years ended December 23, 2012 and December 25, 2011, we recorded a net gain in change of value of debt conversion features of $19.4 million and $84.5 million, respectively. We are required to mark-to-market the embedded conversion features of the Series A and Series B Notes on a quarterly basis. The net gain is a result of the change in fair value of these embedded derivatives during the year.
(5)	During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a full valuation allowance against our deferred tax assets.
(6)	During the third quarter of 2011, we began a review of strategic alternatives for our FSX service. As a result of several factors, including: 1) the projected continuation of volatile trans-Pacific freight rates, 2) high fuel prices, and 3) operating losses, we decided to discontinue the FSX service. As a result, the FSX service has been classified as discontinued operations in all periods presented. During the 4th quarter of 2010, we decided to discontinue our logistics operations and determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses and 3) focus on the recently commenced international shipping activities, we would begin exploring the sale of our logistics operations. We reclassified our logistics operations as discontinued operations in all periods presented, and the logistics operations were transferred during the second quarter of 2011.
(7)	On December 7, 2011, we filed our restated certificate of incorporation to, among other things, effect a 1-for-25 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted weighted-average shares and dividends declared per share.
(8)	On March 28, 2011, we expected that we would experience a covenant default under the indenture related to our Notes and would have had until May 21, 2011, to obtain a waiver from the holders of the old notes. Due to cross default provisions, we classified our obligations under the old notes and senior credit facility as current liabilities in the accompanying Consolidated Balance Sheet as of December 26, 2010. Noncompliance with these financial covenants constituted an event of default, which could have resulted in acceleration of maturity. None of the indebtedness under the Senior Credit Facility or Notes was accelerated prior to completion of a comprehensive refinancing on October 5, 2011.

(9)	EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (iii) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses. A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	Dec. 23,	Dec. 25,	Dec. 26,	Dec. 20,	Dec. 21,
	2012	2011	2010	2009	2008
Net loss	$(94,698)	$(229,417)	$(57,969)	$(31,272)	$(2,593)
Net loss from discontinued operations	(20,295)	(176,223)	(22,395)	(7,021)	(21,298)

Net (loss) income from continuing operations	(74,403)	(53,194)	(35,574)	(24,251)	18,705
Interest expense, net	62,888	55,677	40,117	38,036	39,923
Income tax (benefit) expense	(1,482)	126	324	10,573	(4,152)
Depreciation and amortization	52,678	58,259	58,577	57,188	60,958

EBITDA	39,681	60,868	63,444	81,546	115,434

Loss (gain) on modification/ extinguishment of debt and other refinancing costs	37,587	(15,112)	—	50	—
Other severance charges	1,812	3,470	542	306	765
Impairment of assets	386	2,997	2,655	1,867	6,030
Department of Justice antitrust investigation costs	1,567	4,480	5,243	12,192	10,711
Restructuring costs	4,340	—	1,843	747	3,012
Gain on change in value of debt conversion features	(19,405)	(84,480)	—	—	—
Goodwill impairment	—	115,356	—	—	—
Legal settlements and contingencies	—	(5,483)	32,270	20,000	—

Adjusted EBITDA	$65,968	$82,096	$105,997	$116,708	$135,952

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

Recent Developments

Relocation of Northeast Terminal Operations

Effective April 11, 2013, we will move our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we expect to record a restructuring charge of approximately $6.0 million during the first half of 2013, primarily resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan, as well as other costs to move to Philadelphia.

Purchase of Vessels

Three of our Jones Act qualified vessels; the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (the “Vessels”) were previously chartered. The charter for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak was due to expire in January 2015. For each chartered vessel, we generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for a fixed price or its fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner.

On January 31, 2013, we, through our newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million. Financing for the acquisition of the Vessels, and associated fees and expenses, was arranged via two separate term loans totaling approximately $95.8 million at a weighted average interest rate of 9.8%, and both maturing on September 30, 2016.

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska (the “Indentures”). The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Alaska is an “unrestricted subsidiary” under the Indentures.

$75.0 Million Term Loan Agreement

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. The $75.0 Million Agreement contains negative covenants including limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

Horizon Lines is leasing the Vessels from Horizon Alaska under a bareboat charter. The initial term of the bareboat charter expires in December 2019, with an ability to extend. The obligations under the bareboat charter are guaranteed by Loan Parties and such guarantee, along with the bareboat charter, have been pledged as collateral by Horizon Alaska under the $75.0 Million Agreement.

Modification of Puerto Rico Service

In December 2012, we discontinued our sailing that departs Jacksonville, Florida each Tuesday. In association with the service change, we recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment expense of $2.2 million and union and non-union severance and employee related expense of $0.9 million. We expect to return the excess leased equipment during the first half of 2013 and incur an additional charge of $1.7 million.

We also initiated a plan during the fourth quarter of 2012 to further reduce our non-union workforce beyond the reductions associated with the Puerto Rico service change and expect to incur approximately $1.2 million of expenses for severance and other employee related costs. The workforce reduction was completed on January 31, 2013 and our non-union workforce was be reduced by 38 positions in total, including 26 existing and 12 open positions.

Executive Overview

	Year	Year	Year
	Ended	Ended	Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
	(In thousands)
Operating revenue	$1,073,722	$1,026,164	$1,000,055
Operating expense	1,069,470	1,124,020	995,161

Operating income (loss)	$4,252	$(97,856)	$4,894

Operating ratio	99.6%	109.5%	99.5%
Revenue containers (units)	234,969	234,311	243,575

The pace and degree of the economic recovery in our markets can be characterized as slow and uneven. As a result of the still uncertain macroeconomic environment, we are continuing our efforts to reduce expenses and preserve liquidity, including, significantly reducing operating costs, and pursuing the sale of selected assets.

Operating revenue for the year ended December 23, 2012 increased primarily as a result of higher fuel surcharges in response to rising fuel prices, as well as rate increases to mitigate higher contractual and inflationary variable expenses, including port security, wharfage fees and other rate increases from our vendors and union partners.

The decrease in operating expense during the year ended December 23, 2012 is primarily due to the goodwill impairment charge recorded during 2011, partially offset by higher fuel prices and additional duplicate fuel and vessel operating expenses associated with vessel dry-dockings that occurred during 2012.

We entered into a plea agreement, dated February 23, 2011, with the United States of America, under which we agreed to plead guilty to a charge of violating federal antitrust laws solely with respect to the Puerto Rico tradelane. We agreed to pay a fine of $45.0 million over five years without interest. We recorded a charge during the year ended December 26, 2010 of $30.0 million, which represented the present value of the expected installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we to reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this legal settlement.

On November 23, 2011, we entered into a settlement agreement with attorneys representing those shippers who opted out of the Puerto Rico direct purchaser class-action settlement and had indicated an intention to pursue an antitrust claim against us related to the Puerto Rico tradelane. Pursuant to the terms of the settlement agreement, in exchange for the full, complete and final settlement of the alleged claims from the settling claimants, we agreed to pay the settling claimants an aggregate amount of $13.8 million in three installments. As such, we recorded a charge of $12.7 million during the fourth quarter of 2011, which represented the present value of the $13.8 million in installment payments.

General

We believe that we are one of the nation’s leading Jones Act container shipping and integrated logistics companies. In addition, we are the only ocean carrier serving all three noncontiguous domestic markets of Alaska, Hawaii, and Puerto Rico from the continental United States. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens.

We own 14 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 24,300 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the seven ports in the continental U.S.

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

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 23, 2012, December 25, 2011 and December 26, 2010 and for the fiscal years ended December 23, 2012, December 25, 2011 and December 26, 2010. Certain prior period balances have been reclassified to conform to current period presentation.

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

During 2011, we discontinued our FSX service and our third-party logistics operations. There will not be any significant future cash flows related to these operations. In addition, we do not have any significant continuing involvement in the divested operations. As a result, the FSX service and logistics operations have been classified as discontinued operations in all periods presented.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 23, 2012 and December 25, 2011 each consisted of 52 weeks and the fiscal year ended December 26, 2010 consisted of 53 weeks.

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

Casualty and Property Insurance Reserves

We purchase insurance coverage for our exposures related to employee injuries (state worker’s compensation and compensation under the Longshore and Harbor workers’ compensation Act), vessel collisions and allisions, property loss and damage, third party liability, and cargo loss and damage. Most insurance policies include a deductible applicable to each incident or vessel voyage and deductibles can change from year to year as policies are renewed or replaced. Our current insurance program includes deductibles ranging from $0 to $1,650,000. In most cases, our claims personnel work directly with our insurers’ claims professionals or our third-party claim administrators to continually update the anticipated residual exposure for each claim. In this process, we evaluate and monitor each claim individually, and use resources such as historical experience, known trends, and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs, and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests as of the first day of the fourth quarter. At least annually, or on an interim basis if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss might be recognized. In these instances, a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs of service, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair value of a reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We identified our reporting unit by first determining our operating segment, and then assessed whether any components of the operating segment constituted a business for which discrete financial information is available and where segment management regularly reviews the operating results of the component. We concluded we currently have one operating segment and one reporting unit consisting of our container shipping business.

We apply the steps prescribed by ASC 350, Intangibles-Goodwill and Other, to determine goodwill impairment. We assess qualitative factors in our three reporting units to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not our reporting unit’s fair value is less than its carrying amount. If the carrying amount of our reporting unit exceeds its fair value (step one), we measure the possible goodwill impairment based on a hypothetical allocation of the estimated fair value of the reporting unit to all of the underlying assets and liabilities, including previously unrecognized intangible assets (step two). The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

The customer contracts and trademarks on the balance sheet as of December 23, 2012 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and was calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks was based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to fifteen years. Long-lived assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

We base fair value of our identifiable intangible assets on projected future cash flows discounted at a rate determined by management to be commensurate with the business risk. The estimation of fair value utilizing discounted forecasted cash flows includes numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, marketing, selling and administrative expenses, as well as assumptions regarding the overall shipping and logistics industries, competition, and general economic and business conditions, among other factors.

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

Income Taxes

Deferred tax assets represent expenses recognized for financial reporting purposes that may result in tax deductions in the future and deferred tax liabilities represent expense recognized for tax purposes that may result in financial reporting expenses in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. In conjunction with our election to opt out of the tonnage tax regime, we revalued our deferred taxes to accurately reflect the rates at which we expect such items to reverse in future periods.

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

Recent Accounting Pronouncements

Accounting pronouncements effective after December 23, 2012, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

During 2012, over 90% of our revenue was generated from our shipping and integrated logistics services in markets where the marine trade is subject to the Jones Act. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iv) warehousing services for third-parties, and (v) other non-transportation services.

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

Year Ended December 23, 2012 Compared to Year Ended December 25, 2011

	Year Ended	Year Ended
	December 23,	December 25,
	2012	2011	% Change
	(In thousands)
Operating revenue	$1,073,722	$1,026,164	4.6%
Operating expense:
Vessel	347,937	311,645	11.6%
Marine	208,794	194,002	7.6%
Inland	186,437	179,583	3.8%
Land	147,936	144,072	2.7%
Rolling stock rent	41,474	40,727	1.8%

Cost of services	932,578	870,029	7.2%

Depreciation and amortization	38,774	42,883	(9.6)%
Amortization of vessel dry-docking	13,904	15,376	(9.6)%
Selling, general and administrative	79,710	82,125	(2.9)%
Restructuring costs	4,340	—	100.0%
Impairment of assets	386	2,997	(87.1)%
Goodwill impairment	—	115,356	(100.0)%
Legal settlements	—	(5,483)	(100.0)%
Miscellaneous (income) expense, net	(222)	737	(130.3)%

Total operating expense	1,069,470	1,124,020	(4.9)%

Operating income (loss)	$4,252	$(97,856)	104.3%

Operating ratio	99.6%	109.5%	(9.9)%
Revenue containers (units)	234,969	234,311	0.3%

Operating Revenue. Operating revenue increased $47.6 million, or 4.6% during the year ended December 23, 2012. This revenue increase can be attributed to the following factors (in thousands):

Bunker and intermodal fuel surcharges increase	$29,895
Revenue container rate increase	15,108
Revenue container volume increase	2,083
Other non-transportation services revenue increase	472

Total operating revenue increase	$47,558

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.6% of total revenue in the year ended December 23, 2012 and approximately 20.7% of total revenue in the year ended December 25, 2011. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container rate was primarily due to increases to mitigate higher variable expenses, including port security, wharfage fees and other rate increases from our vendors and union partners. The increase in revenue container volume was due to modestly improving economic conditions and improving consumer sentiment in certain of the company’s markets and higher automobile shipments. The increase in non-transportation revenue was primarily due to higher revenue from certain transportation services agreements, partially offset by a reduction in third-party terminal stevedoring services.

Cost of Services. The $62.5 million increase in cost of services is primarily due to both higher vessel costs, as a result of a rise in fuel prices and additional duplicate fuel and vessel operating expenses associated with vessel dry-dockings, and an increase in marine expense.

Vessel expense, which is not primarily driven by revenue container volume, increased $36.3 million for the year ended December 23, 2012. This increase can be attributed to the following factors (in thousands):

Vessel fuel costs increase	$22,463
Labor and other vessel operating increase	13,380
Vessel space charter expense increase	423
Vessel lease expense increase	26

Total vessel expense increase	$36,292

The $22.5 million rise in fuel costs is comprised of a $17.5 million increase in fuel prices and $5.0 million in higher consumption as a result of additional vessel operating days. The increase in labor and other vessel operating expense during 2012 is primarily due to dry-docking three of our Puerto Rico vessels in China, vessel-related service interruptions, and contractual increases in labor rates. The increase in purchases under certain transportation services contracts is primarily due to the timing of the seafood season in Alaska and certain vessel-related service interruptions.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $14.8 million rise in marine expense during the year ended December 23, 2012 was largely due to contractual rate increases, the cargo scanning fee in Puerto Rico enacted during the fourth quarter of 2011, and cargo claims as a result of certain vessel-related service interruptions.

Inland expense increased to $186.4 million for the year ended December 23, 2012 compared to $179.6 million during the year ended December 25, 2011. The $6.8 million growth in inland expense is mainly due to higher fuel costs, contractual increases, and more empty container repositioning costs as a result of the shutdown of our FSX service.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended	Year Ended
	December 23,	December 25,
	2012	2011	% Change
	(In thousands)
Land expense:
Maintenance	$56,175	$56,019	0.3%
Terminal overhead	53,885	52,982	1.7%
Yard and gate	30,837	28,497	8.2%
Warehouse	7,039	6,574	7.1%

Total land expense	$147,936	$144,072	1.2%

Terminal overhead increased primarily due to higher utilities expense and severance for certain union employees that elected early retirement. Yard and gate expenses were higher as a result of contractual rate increases related to reefer monitoring, increased container volumes, and certain terminal maintenance activities.

Rolling stock expense increased $0.7 million or 1.8% during the year ended December 23, 2012 versus the year ended December 25, 2011. This increase is primarily related to contractual rates increases.

Depreciation and Amortization. Depreciation and amortization was $38.8 million during the year ended December 23, 2012 compared to $42.9 million for the year ended December 25, 2011. The decrease in depreciation-owned vessels was due to certain vessel assets becoming fully depreciated and no longer subject to depreciation expense. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Year Ended	Year Ended
	December 23,	December 25,
	2012	2011	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$8,299	$9,160	(9.4)%
Depreciation and amortization — other	12,996	13,406	(3.1)%
Amortization of intangible assets	17,479	20,317	(14.0)%

Total depreciation and amortization	$38,774	$42,883	(9.6)%

Amortization of vessel dry-docking	$13,904	$15,376	(9.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $13.9 million during the year ended December 23, 2012 compared to $15.4 million for the year ended December 25, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $79.7 million for the year ended December 23, 2012 compared to $82.1 million for the year ended December 25, 2011, a decrease of $2.4 million or 2.9%. This decrease is primarily comprised of a $1.7 million reduction in severance charges and a $2.9 million decline in legal and professional fees expenses associated with the antitrust investigation and related legal proceedings, partially offset by $1.4 million of higher stock based compensation expense, professional fees of $0.3 million incurred related to the search for a permanent CEO, and legal and tax consulting fees of $0.9 million associated with our refinancing efforts.

Restructuring Charge. Of the $4.3 million restructuring charge recorded during the year ended December 23, 2012, $3.1 million was comprised of an equipment-related impairment expense of $2.2 million and union and non-union severance and employee related expense of $0.9 million. We also initiated a plan during the fourth quarter of 2012 to further reduce our non-union workforce which resulted in an additional $1.2 million of expenses for severance and other and employee related costs.

Impairment Charge. During the year ended December 23, 2012, we incurred a charge of $0.4 million related to certain leased equipment that was not deployed. During the third quarter of 2012, we purchased the equipment from the lessor and subsequently sold it to a third party, which resulted in a net cash outflow of $0.8 million.

Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. Our step two analysis indicated that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeded book value. Thus, the goodwill impairment was due to both the deterioration in earnings as well as the fair value of certain of our underlying assets being in excess of their book value. As such, we recorded a $115.4 million goodwill impairment charge during the year ended December 25, 2011.

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

In November 2011, we entered into a settlement agreement with all of the remaining significant shippers who opted out of the Puerto Rico direct purchaser antitrust class action settlement. Under the terms of the settlement agreement, we made payments of $5.8 million, $4.0 million and $4.0 million during December 2011, June 2012 and December 2012, respectively. We recorded a charge of $12.7 million during the fourth quarter of 2011, which represents the present value of the $13.8 million in installment payments.

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

Miscellaneous Expense (Income), Net. Miscellaneous expense, net decreased during 2012 as a result of higher gain on the sale of assets.

Interest Expense, Net. Interest expense, net increased to $62.9 million for the year ended December 23, 2012 compared to $55.7 million for the year ended December 25, 2011, an increase of $7.2 million or 13.0%. This increase was primarily due to a rise in interest rates associated with the comprehensive refinancing and the accretion of non-cash interest related to our long-term debt and legal settlements.

Income Tax Expense. The effective tax rate for the years ended December 23, 2012 and December 25, 2011 was 1.9% and (0.2)%, respectively. During 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

During 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During the year ended December 23, 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.6 million and an income tax benefit of $1.6 million.

We also recorded the impact of state income tax refunds of $0.5 million during the year ended December 23, 2012.

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. Fiscal year 2011 consisted of 52 weeks and fiscal year 2010 consisted of 53 weeks.

	Year Ended	Year Ended
	December 25,	December 26,
	2011	2010	% Change
	(In thousands)
Operating revenue	$1,026,164	$1,000,055	2.6%
Operating expense:
Vessel	311,645	276,351	12.8%
Marine	194,002	188,086	3.1%
Inland	179,583	175,394	2.4%
Land	144,072	142,299	1.2%
Rolling stock rent	40,727	38,330	6.3%

Cost of services	870,029	820,460	6.0%

Depreciation and amortization	42,883	43,563	(1.6)%
Amortization of vessel dry-docking	15,376	15,014	2.4%
Selling, general and administrative	82,125	79,930	2.7%
Goodwill impairment	115,356	—	100.0%
Impairment of assets	2,997	2,655	12.9%
Legal settlements	(5,483)	32,270	(117.0)%
Restructuring costs	—	1,843	(100.0)%
Miscellaneous expense (income), net	737	(574)	228.4%

Total operating expense	1,124,020	995,161	12.9%

Operating (loss) income	$(97,856)	$4,894	(2,099.5)%

Operating ratio	109.5%	99.5%	10.0%
Revenue containers (units)	234,311	243,575	(3.8)%

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

Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.7% of total revenue in the year ended December 25, 2011 and approximately 15.8% of total revenue in the year ended December 26, 2010. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue is primarily due to third party terminal services. The decrease in revenue container volume was due to continued soft market conditions in our Puerto Rico and Hawaii markets. The decrease in revenue container rate was primarily due to rate pressures in our Puerto Rico market.

Cost of Services. The $49.6 million increase in cost of services is primarily due to higher fuel costs as a result of higher fuel prices and an increase in rolling stock expense.

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

	Year Ended	Year Ended
	December 25,	December 26,
	2011	2010	% Change
	(In thousands)
Land expense:
Maintenance	$56,019	$53,571	4.6%
Terminal overhead	52,983	52,191	1.5%
Yard and gate	28,497	28,818	(1.1)%
Warehouse	6,573	7,719	(14.8)%

Total land expense	$144,072	$142,299	1.2%

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

	Year Ended	Year Ended
	December 25,	December 26,
	2011	2010	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$9,160	$10,083	(9.2)%
Depreciation and amortization — other	13,406	12,783	4.9%
Amortization of intangible assets	20,317	20,697	(1.8)%

Total depreciation and amortization	$42,883	$43,563	(1.6)%

Amortization of vessel dry-docking	$15,376	$15,014	2.4%

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

Goodwill Impairment. During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. Our step two analysis indicated that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeded book value. Thus, the goodwill impairment was due to both the deterioration in earnings as well as the fair value of certain of our underlying assets being in excess of their book value. As such, we recorded a $115.4 million goodwill impairment charge during the year ended December 25, 2011.

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

In November 2011, we entered into a settlement agreement with all of the remaining significant shippers who opted out of the Puerto Rico direct purchaser antitrust class action settlement. Under the terms of the settlement agreement, we made a payment of $5.8 million during December 2011, and were required to make the second installment payment of $4.0 million on or before June 24, 2012 and the final $4.0 million payment on or before December 24, 2012. We recorded a charge of $12.7 million during the fourth quarter of 2011, which represented the present value of the $13.8 million in installment payments.

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

Income Tax Expense. The effective tax rate for the years ended December 25, 2011 and December 26, 2010 was (0.0)% and (0.9)%, respectively. During 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) principal and interest payments on our existing indebtedness, and (v) dividend payments to our common stockholders during 2010. Cash totaled $27.8 million at December 23, 2012. As of December 23, 2012, borrowings outstanding under the ABL facility totaled $42.5 million and total borrowing availability was $22.8 million.

Operating Activities

Net cash provided by operating activities was $8.3 million for the year ended December 23, 2012 compared to cash used in operating activities of $11.5 million for the year ended December 25, 2011. The increase in cash provided by operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$22,726
Decrease in accounts receivable	17,617
Increase in accrued liabilities	3,554
Decrease in materials and supplies	2,576
Decrease in earnings adjusted for non-cash charges	(3,748)
Increase in payments related to dry-dockings	(6,255)
Increase in vessel rent payments in excess of accrual	(18,705)
Other decrease in working capital, net	2,010

$19,775

Net cash used in operating activities was $11.5 million for the year ended December 25, 2011 compared to cash provided by operating activities of $53.4 million for the year ended December 26, 2010. During 2011, liquidity contracted significantly due to reduced credit limits and shortened payment terms established by certain suppliers. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities, which includes non-cash stock-based compensation expense, resulted in cash flow generation of $74.7 million for the year ended December 25, 2011 compared to $34.1 million for the year ended December 26, 2010, a decrease of $40.6 million. The decrease in cash provided by operating activities during 2011 resulting from an increase in dry-docking payments and our accounts receivable balance was offset by increases in accounts payable, materials and supplies and other accrued liabilities.

Investing Activities

Net cash used in investing activities was $11.4 million for the year ended December 23, 2012 compared to $12.8 million for the year ended December 25, 2011. The decrease is primarily related to a $1.1 million increase in proceeds from the sale of assets and $0.3 million decline in capital spending.

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

Financing Activities

Net cash provided by financing activities during the year ended December 23, 2012 was $29.5 million compared to $94.0 million for the year ended December 25, 2011. The net cash provided by financing activities during 2012 included $42.5 borrowed under the ABL Facility, partially offset by principal payments of $4.5 million. During 2012, we paid $6.4 million of financing costs related to fees associated with debt to equity conversions and $2.1 million related to capital leases. The net cash provided by financing activities during the year ended December 25, 2011 included the issuance of the First and Second Lien Notes and the repayment of the Senior Credit Facility. In addition, during the year ended December 25, 2011, we paid $35.6 million in financing costs related to fees associated with our comprehensive refinancing and $1.6 million related to a capital lease.

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

Capital Requirements and Liquidity

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs throughout 2013.

During 2013, we expect to spend approximately $32.0 million and $17.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment. We also expect to spend approximately $7.5 million during 2013 for legal settlements and legal expenses associated with the DOJ investigation, as well as approximately $5.5 million related to severance and equipment impairment as a result of the modification of our Puerto Rico service.

In addition to the dry-docking and capital expenditures, legal settlements and DOJ related fees, we expect to utilize cash flows to make interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility throughout 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of March 1, 2013 are as follows (in thousands):

	Total
	Obligations	2013	2014-2015	2016-2017	Thereafter
Principal and operating lease obligations:
First lien notes	$222,750	$2,250	$4,500	$216,000	$—
Second lien notes	159,111	—	—	159,111	—
ABL facility	31,000	—	—	31,000	—
$75 million term loan	75,750	—	13,125	62,625	—
$20 million term loan	20,000	—	—	20,000	—
6.00% convertible senior notes	2,011	—	—	2,011	—
Operating leases	173,456	41,650	95,567	20,070	16,169
Capital leases	7,227	1,146	3,150	2,931	—

Subtotal	691,305	45,046	116,342	513,748	16,169

Interest obligations:
First lien notes	96,278	24,441	48,139	23,698	—
Second lien notes (1)	124,659	—	—	124,659	—
ABL facility	5,170	1,441	2,642	1,087	—
$75 million term loan	25,827	5,176	14,520	6,131	—
$20 million term loan	5,969	1,169	3,200	1,600	—
6.00% convertible senior notes	543	121	241	181	—
Capital leases	1,874	603	978	293	—

Subtotal	260,320	32,951	69,720	157,649	—

Legal settlements	18,000	6,500	7,500	4,000	—
Other commitments(2)	11,260	6,540	4,720	—	—

Total obligations	$980,885	$91,037	$198,282	$675,397	$16,169

Standby letters of credit	$13,385	$3,373	$5,727	$4,285	$—

(1)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semi-annually in cash in arrears; (ii) 14% per annum, 50% of which is payable semi-annually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(2)	Other commitments includes the purchase commitment related to three cranes and restructuring liabilities.

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

On March 27, 2012, we announced that we had signed restructuring support agreements with more than 96% of our noteholders to further deleverage our balance sheet in connection with and contingent upon a restructuring of the vessel charter obligations related to the Company’s discontinued trans-Pacific service. The restructuring support agreements provided, among other things, that substantially all of the remaining $228.4 million of our Series A and Series B Notes would be converted into the Company’s stock, or warrants for non-U.S. citizens. The conversion of the Series A and Series B Notes was contingent upon a number of conditions, including the restructuring of our charter obligations with respect to the vessels formerly used in the FSX service.

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

On July 20, 2012 and on October 23, 2012, we converted an additional $1.0 million and $0.7 million, respectively, of Series A Notes into warrants.

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

The First Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors. The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral. The First Lien Secured Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Secured Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/ substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of December 23, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflects our ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium is being amortized through interest expense through the maturity of the First Lien Notes. We entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. We completed an offer to exchange the First Lien Notes for registered First Lien Notes on November 8, 2012.

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

On April 15, 2012 and October 15, 2012, we issued an additional $7.9 million and $8.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, we have elected to satisfy our interest obligation under the Second Lien Notes due April 15, 2013 by issuing additional Second Lien Notes. As such, as of December 23, 2012, we have recorded $3.3 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of December 23, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount is being amortized through interest expense through the maturity of the Second Lien Notes. We entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended July 13, 2012. We completed an offer to exchange the Second Lien Notes for registered Second Lien Notes on November 8, 2012.

SFL Note

On April 5, 2012, we entered into a Global Termination Agreement with Ship Finance International Limited and certain of its subsidiaries (“SFL”) which enabled us to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective on April 9, 2012.

Pursuant to the Global Termination Agreement, in consideration for the early termination of the vessel leases, and related agreements and the mutual release of all claims thereunder, we agreed to: (i) issue to SFL $40.0 million in aggregate principal amount of Second Lien Senior Secured Notes (“the SFL Notes”); (ii) issue to SFL the number of warrants to purchase 9,250,000 shares of our common stock at a conversion price of $0.01 per common share; (iii) transfer to SFL certain property on board the vessels (such as bunker fuel, spare parts and equipment, and consumable stores) at the time of redelivery to SFL without any additional payment; (iv) reimburse reasonable costs incurred by SFL to (a) return the vessels from their current laid up status to operating status, which reimbursement shall not exceed $0.6 million, (b) reposition the vessels from the Philippines to either Hong Kong or Singapore, which reimbursement shall not exceed $0.1 million, (c) remove our stack insignia and name from the vessels, which reimbursement shall not exceed $0.1 million, and (d) complete the reflagging of the vessels to the Marshall Islands registry, which reimbursement is currently expected to approximate $0.1 million; and (v) reimburse SFL for their reasonable costs and expenses incurred in connection with the transaction, which represented an aggregate maximum reimbursement obligation to the SFL Parties of $0.6 million. We paid a total of $0.7 million during the nine months of 2012, and paid $0.8 million during the first quarter 2013.

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

On October 15, 2012, we issued an additional $3.1 million of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, we have selected to satisfy our interest obligation under the SFL Notes due April 15, 2013 by issuing additional SFL Notes. As such, as of December 23, 2012, we have recorded $1.2 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from .375% to .50% per annum will accrue on unutilized commitments under the ABL Facility. As of December 23, 2012, borrowings outstanding under the ABL facility totaled $42.5 million and total borrowing availability was $22.8 million. We had $13.2 million of letters of credit outstanding as of December 23, 2012.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of December 23, 2012.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75 Million Agreement and $20 Million Agreement (each as described below). In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, weekly borrowing base reporting in the event availability under the facility falls below a threshold of (i) $14.0 million or (ii) 14.0% of the maximum commitment under the ABL Facility, the exclusion from the calculation of bank-defined Adjusted EBITDA of certain historical charges and expenses relating to discontinued operations and severance, the exclusion from the calculation of bank-defined Adjusted EBITDA of the historical charter hire expense deriving from the Vessels, and the inclusion in the calculation of fixed charges of pro forma interest expense on the $75 Million Agreement and the $20 Million Agreement.

$75.0 Million Term Loan Agreement

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the vessels that operate in our Alaska tradelane that were previously under a charter. The $75.0 Million Agreement contains negative covenants including limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (the “Loan Parties”) to the 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization, and the full outstanding amount of the loan is payable on September 30, 2016. The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska (the “Indentures”). The proceeds of the loan borrowed under $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the vessels that operate in our Alaska tradelane that were previously under a charter. Horizon Alaska is an “unrestricted subsidiary” under the Indentures.

6.00% Convertible Notes

On October 5, 2011, we issued $278.1 million aggregate principal amount of 6.00% Convertible Notes due 2017. The Series A Notes are fully and unconditionally guaranteed by all of our domestic subsidiaries (collectively, the “Notes Guarantors”). The New Notes were issued pursuant to an indenture, which we and the Guarantors entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “New Notes Indenture”).

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1 as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of December 23, 2012 there were 1.2 billion warrants outstanding for the purchase of up to 57.4 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert its warrants, in whole or in part, into shares of our common stock, without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of December 23, 2012, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of December 23, 2012, we had $42.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Performance Metrics

In addition to EBITDA and Adjusted EBITDA, we use various other non-GAAP measures such as adjusted net income, and adjusted net income per share. We believe that in addition to GAAP based financial information, the non-GAAP amounts presented below are meaningful disclosures for the following reasons: (i) each are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general, (iii) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations with the impact of significant special items, and (iv) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain the non-GAAP measures as components. We acknowledge that there are limitations when using non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Similar to the amounts presented for EBITDA and Adjusted EBITDA, because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of net loss to adjusted net (loss) income and net loss per share to adjusted net (loss) income per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Net loss	$(94,698)	$(229,417)	$(57,969)
Net loss from discontinued operations	(20,295)	(176,223)	(22,395)

Net loss from continuing operations	(74,403)	(53,194)	(35,574)
Adjustments:
Goodwill impairment	—	115,356	—
Anti-trust legal expenses	1,567	4,480	5,243
Union/other severance charge	1,812	3,470	542
Impairment charge	386	2,997	2,655
Accretion of legal settlement	1,971	810	—
Legal settlements and contingencies	—	(5,483)	32,270
Restructuring charge	4,340	—	1,843
Loss (gain) on extinguishment /modification of debt and other refinancing costs	37,587	(15,112)	—
Gain on change in value of debt conversion features	(19,405)	(84,480)	—
Tax impact of adjustments	—	(717)	(369)

Total adjustments	28,258	21,321	42,184

Adjusted net (loss) income	$(46,145)	$(31,873)	$6,610

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Net loss per share	$(4.15)	$(156.70)	$(47.28)
Net loss per share from discontinued operations	(0.89)	(120.37)	(18.27)

Net loss per share from continuing operations	(3.26)	(36.33)	(29.01)
Adjustments:
Goodwill impairment	—	78.80	—
Anti-trust legal expenses	0.07	3.06	4.28
Union/other severance charge	0.08	2.37	0.44
Impairment charge	0.02	2.05	2.17
Accretion of legal settlement	0.08	0.55	—
Legal settlements and contingencies	—	(3.75)	26.32
Restructuring charge	0.19	—	1.50
Loss (gain) on extinguishment /modification of debt and other refinancing costs	1.65	(10.32)	—
Gain on change in value of debt conversion features	(0.85)	(57.70)	—
Tax impact of adjustments	—	(0.49)	(0.30)

Total adjustments:	1.24	14.57	34.41

Adjusted net (loss) income per share	$(2.02)	$(21.76)	$5.40

Outlook

We expect 2013 revenue container volume and rates to be slightly higher than 2012 levels, excluding the loss of revenue loads associated with the Puerto Rico service scope reduction. Revenue container rate increases are necessary to mitigate contractual and inflationary increases in expenses, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others.

We expect our 2013 vessel lease expense to be approximately $13.8 million lower than in 2012 due to the recent acquisition of three of our Jones Act-qualified vessels that were not previously owned. The lower vessel lease expense will be partially offset by approximately $8.5 million of additional interest expense in 2013 in connection with debt incurred for the acquisition of those vessels.

During 2012, we dry-docked four vessels and incurred considerable transit expenses associated with the dry-docking in Asia of the three vessels currently serving our east coast operations. Although we also intend to dry-dock four of our vessels currently serving the west coast in 2013, the expenses will be significantly lower than in 2012 due to the much shorter transit and out of service times for the west coast vessels.

We expect overhead savings associated with the reduction in our non-union workforce beyond the reductions associated with the Puerto Rico service change. These reductions will be partially offset by higher incentive-based and stock-based compensation, as well as other administrative expenses.

As a result of the above, we expect 2013 financial results to exceed 2012 results, with adjusted EBITDA projected between $85.0 million and $97.0 million in 2013 versus the $66.0 million in 2012.

We remain focused on continuing liquidity improvements and believe we have ample liquidity to support our business plans. We expect total liquidity during 2013 to range between a low of approximately $30.0 million following payment in April of our semi-annual cash interest and principal obligations under the First Lien Notes, to a high of approximately $60.0 million at the end of 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the ABL Facility, which bears interest at a variable rate. As of December 23, 2012, we had $42.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices and other relevant market rates and prices which includes potentially entering into derivative instruments in order to mitigate our risks. We do not have any current derivative instruments outstanding.

Our exposure to market risk for changes in interest rates is limited to our ABL Facility and one of our operating leases. The interest rate for our ABL Facility is currently indexed to LIBOR of one, two, three, or six months as selected by us, or the Alternate Base Rate as defined in the ABL Facility. One of our operating leases is currently indexed to LIBOR of one month.

In addition, at times we have utilized derivative instruments tied to various indexes to hedge a portion of our quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. We do not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties. We currently do not have any bunker fuel price hedges in place.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 23, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 23, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 23, 2012 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 23, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 23, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 6, 2013, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.

(a)(2) Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-32627	12/13/11	3.1
3.2	Second Amended and Restated Bylaws of Horizon Lines, Inc.	8-K	001-32627	8/28/12	3.1
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Horizon Lines, Inc.	8-K	001-32627	8/28/12	3.2
4.1	Specimen of common stock certificate	S-1	333-123073	9/19/05	4.8
4.2	Warrant Agreement	8-K	001-32627	10/6/11	4.1
4.3	Redemption Warrant Agreement	8-K	001-32627	12/13/11	4.1
4.4	Indenture, Redemption Notes	8-K	001-32627	12/13/11	4.2
4.5	Amendment No. 1 to Redemption Warrant Agreement	8-K	001-32627	12/13/11	4.3
4.6	Second Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes, dated May 3, 2012 Association	8-K	001-32627	5/7/12	4.1
4.7	Second Supplemental Indenture governing the 13.00%—15.00% Second-Lien Senior Secured Notes due 2016, dated July 17, 2012	8-K	001-32627	7/18/12	10.1
4.8	Rights Agreement, dated as of August 27, 2012, by and between Horizon Lines, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K	001-32627	8/28/12	4.1

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996, and Third Amendment to December 1, 1985 Preferential Usage Agreement dated January 7, 2003.	S-1	333-123073	3/2/05	10.10
10.2	Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.	S-1	333-123073	3/2/05	10.26
*10.3	Form of Restricted Stock Award Agreement.	8-K	001-32627	4/30/08	10.1
10.4†	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.	S-4	333-123681	6/23/05	10.14
10.5†	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to U.S.-flag vessels Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.	S-4	333-123681	3/30/05	10.15
10.5.1†	Amendment No. 1 to Sub-Bareboat Charter Party Respecting 3 Vessels	8-K	001-32627	5/4/11	10.1

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.6†	Stevedoring and Terminal Services Agreement, dated May 9, 2004, between APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	S-4	333-123681	3/30/05	10.18
10.6.1††	Amendment No. 2 to Stevedoring and Terminal Services Agreement, dated November 30, 2006, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-K	001-32627	3/2/07	10.14.1
10.6.2††	Amendment No. 3 to Stevedoring and Terminal Services Agreement, dated June 8, 2010, among APM Terminals, North America, Inc., Horizon Lines, LLC and Horizon Lines of Alaska, LLC.	10-Q	001-32627	7/23/10	10.1
10.7	Assignment and Assumption Agreement dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.	S-4	333-123681	3/30/05	10.21
10.8	Capital Construction Fund Agreement, dated March 29, 2004, between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.	S-1	333-123073	3/2/05	10.36
10.9	Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.	S-1	333-123073	3/2/05	10.37
10.10	Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.38
10.11	Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.	S-1	333-123073	3/2/05	10.39
10.12	Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).	S-1	333-123073	3/2/05	10.40

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12.1	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.40.1
10.13	Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	3/2/05	10.41
10.13.1	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.	S-1	333-123073	7/29/05	10.41.1
10.14	Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002.	S-1	333-123073	3/2/05	10.42
10.14.1	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).	S-1	333-123073	7/29/05	10.42.1
*10.15	Form of Indemnification Agreement for Officers.	8-K	001-32627	2/24/12	10.1
10.15.1	Form of Non-management Directors’ Indemnification Agreement.	8-K	001-32627	7/18/08	10.1
*10.16	Amended and Restated Equity Incentive Plan.	8-K	001-32627	12/19/08	10.1
*10.17	Horizon Lines, Inc., Employee Stock Purchase Plan.	S-1	333-123073	9/19/05	10.46
*10.18	Stock Option Award Agreement.	8-K	001-32627	4/11/06	10.1
*10.19	Form of Restricted Stock Unit	8-K	001-32627	6/8/11	10.1
*10.20	Horizon Lines Executive Severance Plan	8-K	001-32627	7/29/11	10.1
10.21	Purchase Agreement, 11% First Lien Senior Secured Notes	8-K	001-32627	10/6/11	10.1
10.22	Purchase Agreement, Second Lien Secured Notes	8-K	001-32627	10/6/11	10.2
10.23	Registration Rights Agreement	8-K	001-32627	10/6/11	10.3
10.24	Registration Rights Agreement	8-K	001-32627	10/6/11	10.4
10.25	Registration Rights Agreement	8-K	001-32627	10/6/11	10.5
10.26	Credit Agreement	8-K	001-32627	10/6/11	10.6
10.27	Intercreditor Agreement	8-K	001-32627	10/6/11	10.7
*10.28	Form of 2010 Time-Based Restricted Stock Award.	10-Q	001-32627	4/23/10	10.3
10.29	Separation Agreement between the Registrant and Charles G. Raymond, dated February 23, 2011	10-K	001-32627	3/28/11	10.50
10.30	Plea Agreement with the United States of America	10-K	001-32627	4/10/12	10.51

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.31	Plea Agreement with the United States Attorney’s Office	10-K	001-32627	4/10/12	10.52
10.32	Settlement Agreement dated November 23, 2011	10-K	001-32627	4/10/12	10.53
10.33	Form of Indemnification Agreement for Officers	8-K	001-32627	2/24/12	10.1
*10.34	Employment Agreement among the Registrant and Samuel A. Woodward	8-K	001-32627	6/8/12	10.1
*10.35	Restricted Stock Unit Agreement among the Registrant and Samuel A. Woodward dated July 7, 2012	10-Q	001-32627	8/2/12	10.1
10.36	Form of Second Amendment to the Registration Rights Agreement, dated July 13, 2012	8-K	001-32627	7/18/12	99.1
*10.37	Form of Change of Control Agreement, dated July 25, 2012	8-K	001-32627	7/27/12	10.1
*10.38	2012 Incentive Compensation Plan	8-K	001-32627	7/27/12	10.2
*10.39	Form of Restricted Stock Unit Agreement for Directors	8-K	001-32627	7/27/12	10.3
*10.40	Form of Restricted Stock Unit Agreement for Officers	8-K	001-32627	7/27/12	10.4
10.41	Separation Agreement between the Registrant and Brian Taylor, dated November 8, 2012					X
*10.42	Form of Restricted Stock Unit Agreement between the Registrant and Michael F. Zendan II, dated December 26, 2012	8-K	001-32627	12/28/12	10.1
12	Ratio of Earnings to Fixed Charges.					X
14	Code of Ethics.	10-K	001-32627	2/5/09
21	List of Subsidiaries of Horizon Lines, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X
(101.INS)	XBRL Instance Document					X
(101.SCH)	XBRL Taxonomy Extension Schema Document					X
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document					X
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document					X
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document					X
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibit represents a management contract or compensatory plan.
†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.
††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March 2013.

HORIZON LINES, INC.

By:	/S/ SAMUEL A. WOODWARD
Samuel A. Woodward President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 12th day of March 2013.

Signature	Title

/S/ SAMUEL A. WOODWARD	President, Chief Executive Officer and Director
Samuel A. Woodward	(Principal Executive Officer)

/S/ MICHAEL T. AVARA	Executive Vice President and Chief Financial
Michael T. Avara	Officer (Principal Financial Officer
and Principal Accounting Officer)

/S/ JEFFREY A. BRODSKY	Chairman of the Board and Director
Jeffery A. Brodsky

/S/ KURT M. CELLAR	Director
Kurt M. Cellar

/S/ JAMES LACHANCE	Director
James LaChance

/S/ STEVEN L. RUBIN	Director
Steven L. Rubin

/S/ MARTIN TUCHMAN	Director
Martin Tuchman

/S/ DAVID N. WEINSTEIN	Director
David N. Weinstein

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 23, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficiency) for each of the three years in the period ended December 23, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 23, 2012 and December 25, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 23, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                         /s/ Ernst & Young LLP

Charlotte, North Carolina

March 12, 2013

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 23,	December 25,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$27,839	$21,147
Accounts receivable, net of allowance	99,685	105,949
Materials and supplies	29,521	28,091
Deferred tax asset	4,626	10,608
Assets of discontinued operations	133	12,975
Other current assets	8,430	7,196

Total current assets	170,234	185,966
Property and equipment, net	160,050	167,145
Goodwill	198,793	198,793
Intangible assets, net	48,573	69,942
Other long-term assets	23,584	17,963

Total assets	$601,234	$639,809

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$46,584	$31,683
Current portion of long-term debt, including capital lease	3,608	6,107
Accrued vessel rent	4,902	13,652
Liabilities of discontinued operations	859	45,313
Other accrued liabilities	86,499	97,097

Total current liabilities	142,452	193,852
Long-term debt, including capital lease, net of current portion	434,222	509,741
Deferred rent	9,081	13,553
Deferred tax liability	4,662	10,702
Liabilities of discontinued operations	—	51,293
Other long-term liabilities	27,559	26,654

Total liabilities	617,976	805,795

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.01 par value, 30,500 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 34,434 shares issued and outstanding at December 23, 2012 and 2,421 shares issued and 2,269 shares outstanding at December 25, 2011	954	605
Treasury stock, 152 shares at cost as of December 25, 2011	—	(78,538)
Additional paid in capital	381,445	213,135
Accumulated deficit	(397,958)	(303,260)
Accumulated other comprehensive (loss) income	(1,183)	2,072

Total stockholders’ deficiency	(16,742)	(165,986)

Total liabilities and stockholders’ deficiency	$601,234	$639,809

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
	December 23,	December 25,	December 26
	2012	2011	2010
	(In thousands, except per share amounts)
Operating revenue	$1,073,722	$1,026,164	$1,000,055
Operating expense:
Cost of services (excluding depreciation expense)	932,578	870,029	820,460
Depreciation and amortization	38,774	42,883	43,563
Amortization of vessel dry-docking	13,904	15,376	15,014
Selling, general and administrative	79,710	82,125	79,930
Restructuring charge	4,340	—	1,843
Impairment charge	386	2,997	2,655
Goodwill impairment	—	115,356	—
Legal settlements	—	(5,483)	32,270
Miscellaneous (income) expense	(222)	737	(574)

Total operating expense	1,069,470	1,124,020	995,161

Operating income (loss)	4,252	(97,856)	4,894
Other expense (income):
Interest expense, net	62,888	55,677	40,117
Loss (gain) on modification of debt	36,615	(16,017)	—
Gain on change in value of debt conversion features	(19,405)	(84,480)	—
Other expense, net	39	32	27

Loss from continuing operations before income taxes	(75,885)	(53,068)	(35,250)
Income tax (benefit) expense	(1,482)	126	324

Net loss from continuing operations	(74,403)	(53,194)	(35,574)
Net loss from discontinued operations	(20,295)	(176,223)	(22,395)

Net loss	$(94,698)	$(229,417)	$(57,969)

Basic and diluted net loss per share:
Continuing operations	$(3.26)	$(36.33)	$(29.01)
Discontinued operations	(0.89)	(120.37)	(18.27)

Basic and diluted net loss per share	$(4.15)	$(156.70)	$(47.28)

Number of shares used in calculations:
Basic	22,794	1,464	1,226
Diluted	22,794	1,464	1,226

Cash dividends declared per share	$—	$—	$5.00

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
	(In thousands)
Net loss	$(94,698)	$(229,417)	$(57,969)
Other comprehensive (loss) income
Unrecognized actuarial (losses) gains, net of tax	(3,043)	1,241	(1,442)
Unwind of interest rate swap	(726)	339	—
Amortization of pension and post-retirement benefit transition obligation, net of tax	514	472	414
Change in fair value of interest rate swap, net of tax	—	1,458	1,141

Other comprehensive (loss) income	(3,255)	3,510	113

Comprehensive loss	$(97,953)	$(225,907)	$(57,856)

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(74,403)	$(53,194)	$(35,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21,295	22,566	22,865
Amortization of intangibles	17,479	20,317	20,698
Amortization of vessel dry-docking	13,904	15,376	15,014
Goodwill impairment	—	115,356	—
Impairment charge	386	2,997	2,655
Restructuring charge	4,340	—	1,843
Legal settlements	—	(5,483)	32,270
Gain on change in value of conversion features	(19,405)	(84,480)	—
Amortization of deferred financing costs	2,615	3,955	3,412
Deferred income taxes	(112)	162	148
Gain on equipment disposals	(832)	(935)	(47)
Gain on sale of interest in joint venture	—	—	(724)
Loss (gain) on modification/extinguishment of debt	36,615	(16,017)	—
Payment-in-kind interest expense	20,493	—	—
Accretion of interest on convertible notes	3,996	11,972	11,060
Accretion of interest on legal settlements	1,971	810	—
Stock-based compensation	2,169	758	2,122
Changes in operating assets and liabilities:
Accounts receivable, net	6,200	(11,417)	1,236
Materials and supplies	(1,508)	(4,084)	(44)
Other current assets	(1,233)	3,148	(1,164)
Accounts payable	14,900	(7,826)	1,538
Accrued liabilities	(2,800)	(6,355)	6,210
Vessel rent	(13,223)	5,482	(5,199)
Vessel dry-docking payments	(18,802)	(12,547)	(19,110)
Legal settlement payments	(5,500)	(8,518)	(5,000)
Other assets/liabilities	(222)	(3,495)	(768)

Net cash provided by (used in) operating activities from continuing operations	8,323	(11,452)	53,441
Net cash used in operating activities from discontinued operations	(25,711)	(50,588)	(17,008)

Cash flows from investing activities:
Purchases of equipment	(14,823)	(15,111)	(15,991)
Proceeds from sale of equipment	3,407	2,274	454
Proceeds from the sale of interest in joint venture	—	—	1,100

Net cash used in investing activities from continuing operations	(11,416)	(12,837)	(14,437)
Net cash provided by (used in) investing activities from discontinued operations	6,000	(705)	(545)

Cash flows from financing activities:
Borrowing under revolving credit facility	42,500	104,500	108,800
Payments on revolving credit facility	—	(204,500)	(108,800)
Payments of long-term debt	(4,484)	(93,750)	(18,750)
Payment of financing costs	(6,406)	(35,644)	(75)
Payments on capital lease obligations	(2,114)	(1,628)	(124)
Proceeds from issuance of First Lien Notes	—	225,000	—
Proceeds from issuance of Second Lien Notes	—	100,000	—
Common stock issued under ESPP	—	—	111
Dividend to stockholders	—	—	(6,281)

Net cash provided by (used in) financing activities	29,496	93,978	(25,119)

Net change in cash from continuing operations	26,403	69,689	13,885
Net change in cash from discontinued operations	(19,711)	(51,293)	(17,553)

Net change in cash	6,692	18,396	(3,668)
Cash at beginning of year	21,147	2,751	6,419

Cash at end of year	$27,839	$21,147	$2,751

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

					Retained	Accumulated
				Additional	Earnings	Other
	Common	Common	Treasury	Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	Capital	Deficit)	Loss	Equity
	(In thousands)
Stockholders’ equity at December 20, 2009	1,212	$341	$(78,538)	$196,900	$(15,874)	$(1,551)	$101,278
Vesting of restricted stock	8	2	—	(3)	—	—	(1)
Dividend to shareholders	—	—	—	(6,448)	—	—	(6,448)
Stock-based compensation	—	—	—	2,122	—	—	2,122
Stock issued under Employee Stock Purchase Plan	10	2	—	695	—	—	697
Net loss	—	—	—	—	(57,969)	—	(57,969)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	(1,442)	(1,442)
Fair value of interest rate swap, net of tax	—	—	—	—	—	1,141	1,141
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	414	414

Stockholders’ equity at December 26, 2010	1,230	$345	$(78,538)	$193,266	$(73,843)	$(1,438)	$39,792

Vesting of restricted stock	1	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	677	—	—	677
Stock issued under Employee Stock Purchase Plan	6	1	—	181	—	—	182
Stock issued as part of recapitalization plan	1,003	252	—	19,044	—	—	19,296
Conversion of warrants to stock	29	7	—	(7)	—	—	—
Net loss	—	—	—	—	(229,417)	—	(229,417)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	1,241	1,241
Fair value of interest rate swap, net of tax	—	—	—	—	—	1,458	1,458
Unwind of interest rate swap	—	—	—	—	—	339	339
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	472	472

Stockholders’ deficiency at December 25, 2011	2,269	$605	$(78,538)	$213,135	$(303,260)	$2,072	$(165,986)

Vesting of restricted stock	10	—	—	51	—	—	51
Stock-based compensation	—	—	—	1,918	—	—	1,918
Stock issued as part of conversion of debt	30,065	328	—	75,774	—	—	76,102
Warrants issued as part of conversion of debt	—	—	—	125,188	—	—	125,188
Warrants issued to SFL	—	—	—	43,938	—	—	43,938
Conversion of warrants to stock	2,090	21	—	(21)	—	—	—
Retirement of treasury shares	—	—	78,538	(78,538)	—	—	—
Net loss	—	—	—	—	(94,698)	—	(94,698)
Unrecognized actuarial loss, net of tax	—	—	—	—	—	(3,043)	(3,043)
Unwind of interest rate swap	—	—	—	—	—	(726)	(726)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	514	514

Stockholders’ deficiency at December 23, 2012	34,434	$954	$—	$381,445	$(397,958)	$(1,183)	$(16,742)

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

During 2011, the Company discontinued its FSX service and its third-party logistics operations. There will not be any significant future cash flows related to these operations. In addition, the Company does not have any significant continuing involvement in the divested operations. As a result, the FSX service and logistics operations have been classified as discontinued operations in all periods presented.

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

In addition, the Company maintains an allowance for revenue adjustments consisting of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. These revenue adjustments are recorded as a reduction to revenue. During 2012, average revenue adjustments per month were approximately $0.1 million, on average total revenue per month of approximately $89.5 million (less than 0.1% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average total monthly revenue adjustments and the average lag for identifying and processing these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 25-35 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

The allowance for doubtful accounts and revenue adjustments approximated $3.5 million and $6.4 million at December 23, 2012 and December 25, 2011, respectively.

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

Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests as of the first day of the fourth quarter. At least annually, or sooner if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss might be recognized. In these instances, a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs of service, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair value of a reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company identified its reporting unit by first determining its operating segment, and then assessed whether any components of the operating segment constituted a business for which discrete financial information is available and where segment management regularly reviews the operating results of the component. With the discontinuance of the logistics services segment in 2010, the Company concluded it had one operating segment and one reporting unit consisting of the container shipping business.

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

The Company is required to recognize the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of other accumulated comprehensive loss in the year they occur. The pension plan and the post-retirement benefit plans are in an underfunded status.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for basic net income per share for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. Diluted net income per share is computed using the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and warrants using the treasury-stock method and from convertible preferred stock using the “if converted” method.

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2012, the fiscal period began on December 26, 2011 and ended on December 23, 2012. For fiscal year 2011, the fiscal period began on December 27, 2010 and ended on December 25, 2011. For fiscal year 2010, the fiscal period began on December 21, 2009 and ended on December 26, 2010. The fiscal years ended December 23, 2012 and December 25, 2011 each consisted of 52 weeks and the fiscal year ended December 26, 2010 consisted of 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, deferred tax assets and long-lived assets and the useful lives of intangible assets and property and equipment.

Recent Accounting Pronouncements

Accounting pronouncements effective after December 23, 2012, are not expected to have a material effect on the Company’s consolidated financial position or results of operations

Supplemental Cash Flow Information

Non-cash financing activities were as follows (in thousands):

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Second lien notes issued to SFL	$40,000	$—	$—
Conversion of debt to equity	283,935	—	—
Notes issued as payment in kind	26,924	—	—

Cash payments for interest and income taxes (refunds) were as follows (in thousands):

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Interest	$29,257	$34,609	$26,199
Income taxes	(234)	(102)	(14)

The Company’s employee stock purchase plan contains a dividend reinvestment provision. As such, during 2010, the Company retained $0.1 million related to quarterly dividends paid on outstanding shares purchased through the employee stock purchase plan and issued 18 thousand shares of its common stock.

3. Long-Term Debt

Long-term debt, net of original issue discount or premium, consists of the following (in thousands):

	December 23,	December 25,
	2012	2011
First lien notes	$225,305	$228,228
Second lien notes	160,871	96,781
Capital lease obligations	7,443	7,530
ABL facility	42,500	—
6.00% convertible notes	1,711	181,098
4.25% convertible senior notes	—	2,211

Total long-term debt	437,830	515,848
Current portion	(3,608)	(6,107)

Long-term debt, net of current portion	$434,222	$509,741

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

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of December 23, 2012.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected the Company’s ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the First Lien Notes, which was amended on July 13, 2012. The Company completed an offer to exchange the First Lien Notes for registered First Lien Notes on November 8, 2012.

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

On April 15, 2012 and October 15, 2012, the Company issued an additional $7.9 million and $8.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, the Company has elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2013 by issuing additional Second Lien Notes. As such, as of December 23, 2012, the Company has recorded $3.3 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of December 23, 2012.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

The Company entered into a registration rights agreement with the purchasers of the Second Lien Notes, which was amended on July 13, 2012. The Company completed an offer to exchange the Second Lien Notes for registered Second Lien Notes on November 8, 2012.

As discussed in Note 6, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. SFL was allowed to join the registration rights agreement referred to above. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, the Company issued an additional $3.1 million of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, the Company has elected to satisfy its interest obligation under the SFL Notes due April 15, 2013 by issuing additional SFL Notes. As such, as of December 23, 2012, the Company has recorded $1.2 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of December 23, 2012, borrowings outstanding under the ABL facility totaled $42.5 million and total borrowing availability was $22.8 million. The Company had $13.2 million of letters of credit outstanding as of December 23, 2012.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of December 23, 2012.

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

On January 11, 2012, the Company completed the mandatory debt-to-equity conversion of approximately $49.7 million of the Series B Notes. Approximately $18.5 million of the Series B Notes were converted into 1.0 million shares of common stock with the remainder being converted into warrants exercisable into 1.7 million shares of common stock. As a result of the conversion of a portion of the Series B Notes, the Company recorded a gain on conversion of approximately $11.3 million during 2012.

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

On July 20, 2012, the Company converted an additional $1.0 million of Series A Notes into warrants and recorded a $0.2 million gain on conversion. On October 23, 2012, the Company converted an additional $0.7 million of Series A Notes into warrants and recorded a $0.2 million gain on conversion.

The remaining Series B Notes were automatically converted into Series A Notes on October 5, 2012. The remaining $2.0 million face value of the Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances, including listing of the Company’s shares of common stock on either the NYSE or NASDAQ markets, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or warrants, as the case may be.

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

On October 5, 2011, the fair value of the embedded conversion options within the Series A and the Series B Notes totaled $98.5 million and were classified within level 3 of the fair value hierarchy. To calculate the fair value of the embedded derivatives, a “with” and “without” scenario comparison was used. The methodology used to value the Series A Notes and Series B Notes constitute the “with” scenarios. The “without” scenario was estimated as a bond paying the same coupon payments as the securities without any conversion features. The fair value of the embedded conversion features was estimated as the difference between the two scenarios. At each fiscal quarter end, the Company is required to mark-to-market these embedded conversion features. As of December 23, 2012, the fair value of the embedded conversion features was $0.4 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $19.4 million during the year ended December 23, 2012 for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of December 23, 2012 there were 1.2 billion warrants outstanding for the purchase of up to 57.4 million shares of the Company’s common stock. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 25, 2011, and on December 25, 2012. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

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

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of December 23, 2012 and December 25, 2011 totaled $411.4 million and $489.0 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

Contractual maturities of long-term debt obligations as of December 23, 2012 are as follows (in thousands):

2013	$2,250
2014	2,250
2015	2,250
2016	417,611
2017	2,011
Thereafter	—

$426,372

4. Impairment Charges

During 2012, the Company purchased certain leased equipment that was not deployed from the lessor and subsequently sold it to a third party. As a result, the Company recorded an impairment charge of $0.3 million, which was based on the expected proceeds.

The Company has made payments for the construction of three new cranes which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project has encountered significant delays. As such, at that time, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during the second quarter of 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. We are currently exploring alternatives for these cranes, which are no longer classified as held for sale.

During 2010, the Company reviewed its inventory of owned and leased equipment. The company identified certain of its owned and leased equipment that were not expected to be employed during the foreseeable future or that would be returned to the lessor. As such, the Company recorded a charge of $2.7 million related to the impaired equipment.

5. Restructuring

2010 Restructuring

In an effort to continue to effectively manage costs, during the fourth quarter of 2010 the Company initiated a plan to reduce its non-union workforce by at least 10%, or approximately 65 positions. The Company substantially completed the workforce reduction initiative on January 31, 2011, by eliminating a total of 64 positions, including 35 existing and 29 open positions.

The following table presents the restructuring reserves related to the 2010 restructuring at December 23, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at December 23, 2012
Personnel related costs	$233	$—	$(233)	$—

2012 Restructuring

On December 5, 2012, the Company announced that it will discontinue its sailing that departs Jacksonville, Florida each Tuesday and arrives in San Juan, Puerto Rico the following Monday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million is comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company expects to return its excess leased equipment during the first half of 2013 and incur an additional charge of $1.7 million.

The Company also initiated a plan during the fourth quarter of 2012 to further reduce its non-union workforce beyond the reductions associated with the Puerto Rico service change and recorded a charge of an additional $1.2 million of expenses for severance and other employee related costs. The Company’s non-union workforce was reduced by approximately 38 positions in total, including 26 existing and 12 open positions. The workforce reduction was completed on January 31, 2013.

The following table presents the restructuring reserves related to the 2012 restructuring at December 23, 2012, as well as activity during the year (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at December 23, 2012
Personnel related costs	$—	$2,122	$(160)	$1,962
Equipment	—	2,218	—	2,218

Total	$—	$4,340	$(160)	$4,180

In the consolidated balance sheet as of December 23, 2012, the reserve for restructuring costs is recorded in other accrued liabilities.

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

	Balance at December 25, 2011	Payments	Provisions(1)	Adjustments(2)	Balance at December 23, 2012
Vessel leases, net of estimated sublease(2)	$77,060	$(8,163)	$4,150	$(72,300)	$747
Rolling stock per-diem and lease termination costs	9,921	(9,785)	—	(136)	—
Personnel-related costs	5,330	(5,533)	510	(307)	—
Facility leases	135	(157)	22	—	—

Total	$92,446	$(23,638)	$4,682	$(72,743)	$747

(1)	The Company recorded the net present value of its future lease obligations, net of estimated sublease income, during the fourth quarter of 2011. The $4.2 million recorded during the nine months of 2012 represents non-cash accretion of the liability.
(2)	On April 5, 2012, the Company entered into a Global Termination Agreement which enabled the Company to terminate these vessel leases in advance of the originally scheduled expiration date. The Company paid the remaining liability related to the lease termination during the first quarter of 2013.

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

The following table includes the major classes of assets that have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 23, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts receivable, net of allowance	$71	$62	$133	$4,414	$293	$4,707
Property and equipment, net	—	—	—	6,031	—	6,031
Deferred tax asset	—	—	—	620	—	620
Other assets	—	—	—	1,595	22	1,617

Total current assets of discontinued operations	$71	$62	$133	$12,660	$315	$12,975

	December 23, 2012			December 25, 2011
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Accounts payable	$—	$—	$—	$1,312	$15	$1,327
Current restructuring liabilities	747	—	747	41,337	—	41,337
Other current liabilities	112	—	112	2,649	—	2,649

Total current liabilities of discontinued operations	859	—	859	45,298	15	45,313
Long-term portion of vessel lease obligation	—	—	—	51,109	—	51,109
Deferred tax liability	—	—	—	184	—	184

Total long-term liabilities of discontinued operations	—	—	—	51,293	—	51,293

Total liabilities of discontinued operations	$859	$—	$859	$96,591	$15	$96,606

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	December 23, 2012
	FSX Service	Logistics	Total
Operating revenue	$490	$—	$490
Restructuring charge	14,113	—	14,113
Operating loss	(16,115)	—	(16,115)
Net loss	(20,295)	—	(20,295)

	December 25, 2011
	FSX Service	Logistics	Total
Operating revenue	$177,958	$13,762	$191,720
Restructuring charge	119,314	—	119,314
Operating (loss) income	(180,002)	2,114	(177,888)
Net (loss) income	(177,793)	1,570	(176,223)

	December 26, 2010
	FSX Service	Logistics	Total
Operating revenue	$162,450	$52,157	$214,607
Operating loss	(10,742)	(11,974)	(22,716)
Net loss	(10,725)	(11,670)	(22,395)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	December 23, 2012
	FSX Service	Logistics	Total
Cash (used in) provided by operating activities	$(26,030)	$319	$(25,711)
Cash provided by in investing activities	6,000	—	6,000

Change in cash from discontinued operations	$(20,030)	$319	$(19,711)

	December 25, 2011
	FSX Service	Logistics	Total
Cash (used in) provided by operating activities	$(54,527)	$3,939	$(50,588)
Cash used in investing activities	(647)	(58)	(705)

Change in cash from discontinued operations	$(55,174)	$3,881	$(51,293)

	December 26, 2010
	FSX Service	Logistics	Total
Cash used in operating activities	$(8,599)	$(8,409)	$(17,008)
Cash used in investing activities	(307)	(238)	(545)

Change in cash from discontinued operations	$(8,906)	$(8,647)	$(17,553)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 23, 2012		December 25, 2011
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$156,705	$63,855	$150,658	$67,379
Containers	35,604	20,573	37,831	23,114
Chassis	13,745	5,626	12,713	5,429
Cranes	28,070	13,371	27,641	15,144
Machinery & equipment	32,088	10,535	31,015	11,661
Facilities & land improvement	29,862	22,508	27,257	21,293
Software	23,562	1,308	25,169	1,268
Construction in progress	22,274	22,274	21,857	21,857

Total	$341,910	$160,050	$334,141	$167,145

The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $9.5 million, $10.4 million and $11.1 million for the years ended December 23, 2012, December 25, 2011 and December 26, 2010, respectively. Depreciation expense related to capitalized software was $1.0 million, $1.7 million and $1.7 million for the years ended December 23, 2012, December 25, 2011 and December 26, 2010, respectively. Depreciation expense related to assets recorded under capital lease was $0.9 million, $0.6 million and $0.1 million during the years ended December 23, 2012, December 25, 2011 and December 26, 2010, respectively. During the year ended December 26, 2010, the Company capitalized interest totaling $0.6 million.

8. Intangible Assets

Intangible assets other than goodwill consist of the following (in thousands):

	December 23, 2012	December 25, 2011
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	13,781	15,450

Total intangibles with definite lives	219,011	220,680
Less: accumulated amortization	(170,438)	(150,738)

Total intangible assets, net	$48,573	$69,942

Estimated annual amortization expense associated with the Company’s definite lived intangible assets for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2013	$14,911
2014	9,322
2015	7,098
2016	6,606
2017	4,253

A rollforward of the Company’s goodwill balance and accumulated impairment charges are as follows (in thousands):

Goodwill balance as of December 26, 2010	$314,149
Estimated third quarter 2011 impairment charge	(117,506)

Goodwill balance as of September 25, 2011	196,643
Fourth quarter 2011 adjustment to estimated third quarter 2011 impairment charge	2,150

Goodwill balance as of December 25, 2011	198,793
2012 impairment charge	—

Goodwill balance as of December 23, 2012	$198,793

Accumulated goodwill impairment charge as of December 20, 2009	$17,603
Impairment charge in 2010	2,919

Accumulated goodwill impairment charges as of December 26, 2010	20,522
Impairment charge in 2011, net of adjustment	115,356

Accumulated goodwill impairment charges as of December 25, 2011	135,878
Impairment charge in 2012	—

Accumulated goodwill impairment charges as of December 23, 2012	$135,878

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

During the 2010 annual impairment assessment, the Company determined the goodwill associated with its logistics services reporting unit was impaired and recorded an impairment charge of $2.9 million. The goodwill impairment was a result of the Company discontinuing its logistics services business. As such, the goodwill impairment charge is included in the loss from discontinued operations during 2010.

The Company used the income approach, specifically a discounted cash flow method, to derive the fair value of the Company’s reporting unit for goodwill impairment assessment, because there are not observable inputs available (Level 3 hierarchy as defined by ASC 820, Fair Value Measurement). This approach calculates fair value by estimating the after-tax cash flows attributable to the Company’s reporting unit and then discounts the after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as the most meaningful in assessing goodwill for impairment, because it most reasonably measures the Company’s income producing assets. The Company considered using the market approach and the cost approach, but concluded they are not appropriate in valuing its reporting unit given the lack of relevant market comparisons available for application of the market approach and the inability to reasonably replicate the value of the specific assets within its reporting unit for application of the cost approach. However, market approach information was incorporated into the Company’s test to ensure the reasonableness of the Company’s conclusions on estimated value under the income approach.

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

The Company’s performed its annual goodwill impairment test during the fourth quarter of 2012. Fair value, as calculated using the methodology above, exceeded book value and step two was not necessary.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 23, 2012	December 25, 2011
Vessel operations	$14,592	$13,783
Payroll and employee benefits	13,409	13,594
Marine operations	7,677	7,077
Terminal operations	8,765	9,297
Fuel	5,546	10,590
Interest	4,946	12,368
Legal settlements	6,500	8,066
Restructuring	4,180	233
Other liabilities	20,884	22,089

Total other accrued liabilities	$86,499	$97,097

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current liabilities related to legal settlements, the Company also has commitments to make payments after December 23, 2013. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice (“DOJ”) of $3.0 million on or before March 24, 2014, $4.0 million on or before March 24, 2015, and $4.0 million on or before March 21, 2016.

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

Level 1:	Observable inputs such as quoted prices in active markets

Level 2:	Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of December 23, 2012, the Company’s liabilities measured at fair value on a recurring basis are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$392	$392

Total liabilities	$—	$—	$392	$392

11. Net Loss Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. In periods when the Company generates net income from continued operations, diluted net (loss) income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options, restricted stock units, and warrants to purchase common stock, using the treasury-stock method and from convertible stock using the “if converted” method (in thousands, except per share amounts):

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Numerator:
Loss from continuing operations	$(74,403)	$(53,194)	$(35,574)
Loss from discontinued operations	(20,295)	(176,223)	(22,395)

Net loss	$(94,698)	$(229,417)	$(57,969)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	22,794	1,464	1,226

Effect of dilutive securities:
Stock-based compensation	—	—	—
Warrants	—	—	—

Denominator for diluted net loss per common share	22,794	1,464	1,226

Basic net loss per common share from continuing operations	$(3.26)	$(36.33)	$(29.01)
Basic net loss per common share from discontinued operations	(0.89)	(120.37)	(18.27)

Basic net loss per common share	$(4.15)	$(156.70)	$(47.28)

Diluted net loss per common share from continuing operations	$(3.26)	$(36.33)	$(29.01)
Diluted net loss per common share from discontinued operations	(0.89)	(120.37)	(18.27)

Diluted net loss per common share	$(4.15)	$(156.70)	$(47.28)

Warrants outstanding to purchase 57.0 million and 0.9 million common shares have been excluded from the denominator during the years ended December 23, 2012 and December 25, 2011, respectively, as the impact would be anti-dilutive. In addition, a total of 2.9 million shares related to RSUs have been excluded from the denominator during the year ended December 23, 2012 as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 3 thousand, 5 thousand, and 6 thousand shares have been excluded from the denominator for basic net loss per share during the years ended December 23, 2012, December 25, 2011, and December 26, 2010, respectively.

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

12. Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $71.0 million, $110.6 million and $107.3 million for the years ended December 23, 2012, December 25, 2011 and December 26, 2010, respectively.

Future minimum lease obligations at December 23, 2012 are as follows (in thousands):

	Non-Cancelable
Fiscal Year Ending	Operating	Capital
December	Leases	Lease
2013	$50,140	$2,086
2014	47,824	2,086
2015	47,743	2,040
2016	12,098	1,888
2017	7,972	1,338
Thereafter	16,169	—

Total future minimum lease obligation	$181,946	9,438

Less: amounts representing interest		1,995

Present value of future minimum lease obligation		7,443
Current portion of capital lease obligation		1,358

Long-term portion of capital lease obligation		$6,085

13. Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. Historically, the Company has matched 100% of employee contributions up to 6% of qualified compensation. However, during the fourth quarter of 2009, the Company reduced its match to 50% of employee contributions up to 6% of qualified compensation. At the beginning of 2012, the Company reinstated the 100% match of employee contributions of up to 6% of qualified compensation. The cost for this benefit totaled $1.8 million, $1.0 million and $1.1 million for the years ended December 23, 2012, December 25, 2011 and December 26, 2010, respectively. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension and Post-Retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of December 23, 2012. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.6 million during the year ended December 23, 2012 and $0.7 million during each of the years ended December 25, 2011 and December 26, 2010. The plan was underfunded by $2.9 million and $0.9 million at December 23, 2012 and December 25, 2011, respectively.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.3 million during the year ended December 23, 2012 and $0.2 million during each of the years ended December 25, 2011 and December 26, 2010. The plan was underfunded by $3.1 million and $2.7 million at December 23, 2012 and December 25, 2011, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.6 million, $0.7 million, and $0.5 million during the years ended December 23, 2012, December 25, 2011, and December 26, 2010, respectively. The post-retirement benefit plan was underfunded by $6.1 million and $5.2 million at December 23, 2012 and December 25, 2011, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.3 million during the year ended December 23, 2012 and $0.4 million during each of the years ended December 25, 2011, and December 26, 2010. The plan was underfunded by $5.0 million and $4.9 million at December 23, 2012 and December 25, 2011, respectively.

Obligations and Funded Status

	Pension		Post-retirement
	Plans		Benefit Plans
	2012	2011	2012	2011
	(In thousands)
Change in Benefit Obligation:
Beginning obligations	$(12,184)	$(11,914)	$(10,077)	$(10,788)
Service cost	(452)	(415)	(275)	(383)
Interest cost	(662)	(712)	(522)	(643)
Actuarial (loss) gain	(2,739)	449	(474)	1,521
Benefits paid	418	408	226	216

Ending obligations	(15,619)	(12,184)	(11,122)	(10,077)

Change in Plans’ Assets
Beginning fair value	8,558	8,128	—	—
Actual return on plans’ assets	815	(79)	—	—
Employer contributions	667	917	—	—
Benefits paid	(418)	(408)	—	—

Ending fair value	9,622	8,558	—	—

Funded status at end of year	$(5,997)	$(3,626)	$(11,122)	$(10,077)

Net Periodic Benefit Cost

	Pension		Post-retirement
	Plans		Benefit Plans
	2012	2011	2012	2011
	(In thousands)
Service cost	$452	$415	$275	$383
Interest cost	662	712	522	643
Expected return on plan assets	(640)	(624)	—	—
Amortization of prior service cost	254	255	103	103
Amortization of transition obligation	102	102	—	—
Amortization of loss (gain)	137	—	(70)	(28)

Net periodic benefit cost	$967	$860	$830	$1,101

Rate Assumptions

	Pension		Post-retirement
	Benefits		Benefits
	2012	2011	2012	2011
Weighted-average discount rate used in determining net periodic cost	5.3%	6.1%	5.3%	6.1%
Weighted-average expected long-term rate of return on plan assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	4.2%	5.3%	4.2%	5.3%
Assumed health care cost trend:
Initial trend	N/A	N/A	8.0%	9.0%
Ultimate trend rate	N/A	N/A	4.5%	5.0%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $2.1 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $1.6 million. Expected Company contributions during 2013 total $0.7 million, all of which is related to the pension plans. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending	Pension Benefits	Post-retirement Benefits
2013	$548	$318
2014	583	307
2015	616	313
2016	618	327
2017	671	365
2018-2022	4,126	2,026

	$7,162	$3,656

The Company’s pension plans’ investment policy and weighted average asset allocations at December 23, 2012 and December 25, 2011 by asset category are as follows:

	Pension Benefits at	Pension Benefits at
	December 23,	December 25,
Asset Category	2012	2011
Cash	3%	4%
Equity securities	62%	62%
Debt securities	35%	34%

	100%	100%

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

The Company participates in the following multi-employer health and benefit plans:

			Multi-employer Contributions				Expiration Date of
	EIN/Pension Plan	5%	(in thousands)			Surcharge	Collective Bargaining
Health and Benefits Fund	Number	Contributor	2012	2011	2010	Imposed	Agreement
ILA - PRSSA Welfare Fund	66-0214500 - 501	Yes	$3,288	$3,159	$3,571	No	February 6, 2013
MEBA Medical and Benefits Plan	13-5590515 - 501	Yes	2,505	2,876	2,981	No	June 15, 2022
MM&P Health and Benefit Plan	13-6696938 - 501	Yes	2,223	2,780	2,753	No	June 15, 2027
Alaska Teamster-Employer Welfare Trust	91-6034674 - 501	Yes	2,740	3,064	2,605	No	June 30, 2014
All Alaska Longshore Health and Welfare Trust Fund	91-6070467 - 501	Yes	2,097	2,112	1,752	No	June 30, 2015
Seafarers Health and Benefits Plan (1)	13-5557534 - 501	Yes	4,845	6,263	6,254	No	June 30, 2017
Western Teamsters Welfare Trust	91-6033601 - 501	No	3,434	2,731	2,996	No	March 31, 2013
Office and Professional Employees Welfare Fund	23-7120690 - 501	No	116	139	132	No	November 9, 2014
Stevedore Industry Committee Welfare Benefit Plan	99-0313967 - 501	Yes	3,074	3,265	3,448	No	June 30, 2014

			$24,322	$26,389	$26,492

(1)	Contributions made to the Seafarers Health and Benefits Plan are re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.

The Company participates in the following multi-employer pension plans:

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending /		Multi-employer Contributions (in thousands)			Surcharge	Expiration Date of Collective Bargaining
Pension Fund	Number	2012	2011	Implemented	5% Contributor	2012	2011	2010	Imposed	Agreement
ILA - PRSSA Pension Fund	51-0151862 -001	Green	Green	No	Yes	$2,698	$2,391	$2,015	No	February 6, 2013
MEBA Pension Trust	51-6029896 - 001	Green	Green	No	No	2,191	—	—	No	June 15, 2022
Masters, Mates and Pilots Pension Plan	13-6372630 - 001	Green	Green	No	Yes	3,435	4,457	5,023	No	June 15, 2027
Local 153 Pension Fund	13-2864289 - 001	Red	Red	Implemented	Yes	275	330	341	No	November 9, 2014
Alaska Teamster-Employer Pension Plan	92-6003463 - 024	Red	Red	Implemented	Yes	3,340	3,210	2,529	Yes	June 30, 2014
All Alaska Longshore Pension Plan	91-6085352 - 001	Green	Green	No	Yes	876	846	693	No	June 30, 2015
Seafarers Pension Fund (1)	13-6100329 - 001	Green	Green	No	Yes	—	—	—	No	June 30, 2017
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	No	4,239	4,717	4,514	No	March 31, 2013
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907 -001	Green	Green	No	Yes	340	203	200	No	March 31, 2013
Western States Office and Professional Employees Pension Fund	94-6076144 - 001	Red	Red	Implemented	No	71	81	82	No	November 9, 2014
Hawaii Stevedoring Multiemployer Pension Plan	99-0314293 - 001	Yellow	Yellow	Implemented	Yes	3,151	2,631	2,940	No	June 30, 2014
Hawaii Terminals Multiemployer Pension Plan	20-0389370 - 001	Yellow	Yellow	Implemented	No	237	277	288	No	June 30, 2014
NYSA-ILA Pension Trust Fund and Plan	13-5652028 - 001	Red	Red	Implemented	No	850(2)	852	919	Yes	N/A(3)

						$21,703	$19,995	$19,544

(1)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan and subsequently re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.
(2)	Estimate based on 2011 contributions.
(3)	The Company does not have a collective bargaining agreement with the NYSA-ILA Pension Trust Fund and Plan.

14. Stock-Based Compensation

Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares and restricted stock units (“RSUs”) granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”) the 2012 Incentive Compensation Plan (“the 2012 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Under the Plan, up to an aggregate of 123,546 shares of common stock may be issued, of which, no shares are available for future issuance as of December 23, 2012. Under the 2009 Plan, up to an aggregate of 40,000 shares of common stock may be issued, of which, 36,550 shares are available for future issuance as of December 23, 2012. Under the 2012 Plan, up to an aggregate of 4,450,000 shares of common stock may be issued, of which, 1,330,833 shares are available for future issuance as of December 23, 2012. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. RSUs granted under the 2012 Plan typically contain a graded vesting schedule with a portion vesting each year over a three-year period. Recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.

The following compensation costs are included within selling, general, and administrative expenses on the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	December 23,	December 25,	December 26,
	2012	2011	2010
Restricted stock units	$2,006	$81	$—
Restricted stock	163	586	1,550
Stock options	—	60	429
Employee stock purchase plan	—	31	143

Total	$2,169	$758	$2,122

Restricted Stock Units

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3.0 million RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company. One half (1.5 million) of the RSUs will vest during the periods ending December 31, 2012, December 31, 2013, December 31, 2014, and June 30, 2015, solely if Mr. Woodward remains in continuous employment with the Company. The other half (1.5 million) of the RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company did not record any compensation expense during 2012 related to these performance based RSUs.

On July 25, 2012, the Company granted 150,000 RSUs to each non-employee member of the Board of Directors. The RSUs for each director will vest during the periods ending March 31, 2013, March 31, 2014 and March 31, 2015, if the director is continuously a member of the Board of Directors at those dates. Each vested RSU shall be settled by lump sum delivery of shares of the Company’s common stock within thirty days following termination of the director’s service as a member of the Board of Directors.

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2013, March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company did not record any compensation expense during 2012 related to these performance based RSUs. Each vested RSU shall be settled within thirty days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

On June 2, 2011, the Company granted a total of 20,532 restricted stock units to all members of its Board of Directors including its interim President and Chief Executive Officer. The Company’s interim President and Chief Executive Officer received the grant of the RSUs in his capacity as a member of the Board of Directors. Based on the closing price of the Company’s common stock on the grant date, the total fair value of the RSUs granted was $0.6 million. Each RSU has an economic value equal to a share of the Company’s Common Stock (excluding the right to receive dividends). A portion of the RSUs vested and were settled in cash during 2011 when each of the individuals granted such RSUs retired from the Company’s Board of Directors. The remaining RSUs vested on June 2, 2012 and were settled in cash when the individual granted such RSUs retired from the Company’s Board of Directors. In accordance with the award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight-line amortized fair value based on the closing price on the vesting date. There was no unrecognized compensation expense related to these RSUs as of December 23, 2012.

A summary of the status of the Company’s RSU awards for the fiscal year 2012 is presented below:

	Number of	Weighted- Average Fair Value at Grant
Restricted Stock Units	Units	Date
Nonvested at December 25, 2011	12,664	$30.50
Granted	6,735,834	1.87
Vested	(12,664)	30.50
Forfeited	(616,667)	1.80

Nonvested at December 23, 2012	6,119,167	$1.87

As of December 23, 2012, there was $9.0 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

On June 1, 2010, the Company granted 1,224 shares of restricted stock to a newly appointed non-employee member on the Company’s Board of Directors. The grant date fair value of the restricted shares was $98.00 per share and the shares were scheduled to vest in full on June 1, 2013. On June 9, 2010, the Company granted 1,206 shares of restricted stock to a newly appointed non-employee member on the Company’s Board of Directors. The grant date fair value of the restricted shares was $99.50 per share and the shares were scheduled to vest in full on June 9, 2013. In connection with the resignation from the Company’s Board of Directors during 2012, the Company accelerated the vesting of both of these grants which resulted in $0.1 million of compensation expense.

A summary of the status of the Company’s restricted stock awards for the fiscal year 2012 is presented below:

	Number of	Weighted- Average Fair Value at Grant
Restricted Shares	Shares	Date
Nonvested at December 25, 2011	23,719	$119.24
Granted	—	—
Vested	(10,538)	91.25
Forfeited	(4,854)	154.50

Nonvested at December 23, 2012	8,327	$134.25

As of December 23, 2012, there was $0.2 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 0.6 years.

Stock Options

Stock options granted under the plan have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under this plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company. The Compensation Committee of the Board of Directors of the Company (the “Board of Directors”) approves the grants of nonqualified stock options by the Company, pursuant to the Plan. These options are granted on such approval date. The Company has not granted any stock options since 2008. As of December 23, 2012, there was no unrecognized compensation costs related to stock options.

A summary of option activity for the fiscal year 2012 under the Company’s stock plan is presented below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)
Outstanding at December 25, 2011	51,350	$389.58	4.93	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15,291)	386.50

Outstanding, vested and exercisable at December 23, 2012	36,059	$390.75	4.34	$—

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company had reserved 12,354 shares of its common stock for issuance under the ESPP. On June 2, 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”). The 2009 ESPP reserved an additional 24,000 shares of its common stock for future purchases. As of December 23, 2012, there were 11,185 shares of common stock reserved for issuance under the ESPP. Effective April 1, 2011, the Company suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

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

During 2009, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company recorded a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved.

During 2012, the Company completed the unwind of its former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time the Company established its valuation allowance against its net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During 2012, to eliminate the disproportionate tax effects from other comprehensive income, the Company recorded a charge to other comprehensive income in the amount of $1.6 million and an income tax benefit of $1.6 million.

During 2012, the Company recognized the impact of the conversion of the Series A Notes and Series B Notes to equity and the Global Termination Agreement with SFL. These significant events had a minimal impact on the Company’s Condensed Statement of Operations during 2012, as the Company continues to recognize a full valuation allowance against virtually all of its net deferred tax assets for U.S. federal and state tax purposes. However, the change for such significant events resulted in the elimination of substantially all of the deferred tax liabilities related to the debt instruments. After the impact of the valuation allowance, the Company recorded a decrease to its current deferred tax asset of $2.4 million and an offsetting decrease to its noncurrent deferred tax liability of $2.4 million during 2012.

During 2006, the Company elected the application of tonnage tax. Prior to the establishment of a full valuation allowance, the Company’s effective tax rate was impacted by the Company’s income from qualifying shipping activities as well as the income from the Company’s non-qualifying shipping activities and fluctuated based on the ratio of income from qualifying and non-qualifying activities.

During 2012, after evaluating the merits and requirements of the tonnage tax regime, the Company revoked its election under subchapter R of the tonnage tax regime effective for the tax years beginning January 1, 2012. As a result, the activities attributable to the Company’s operation of the vessels in the Puerto Rico tradelane are no longer eligible as qualifying shipping activities under the tonnage tax regime, and therefore, the income (loss) derived from the Puerto Rico vessels will no longer be excluded from corporate income tax for U.S. federal income tax purposes. The Company’s decision was made based on several factors, including the expected economic challenges in Puerto Rico in the foreseeable future. Under the eligibility requirements of the tonnage tax regime, the Company may not elect back into the tonnage tax regime until five years following its revocation. The Company will reevaluate the merits of the tonnage tax regime at such time in the future.

The Company has accounted for the revocation of the tonnage tax as a change in tax status of its qualifying shipping activities. Accordingly, the Company recognized the impact of the revocation of its tonnage tax election in the first quarter of 2012, the period for which the Company filed its revocation statement with the Internal Revenue Service. The revocation had a minimal impact on the Company’s Condensed Consolidated Statement of Operations during 2012. The change in tax status resulted in the revaluation of the Company’s deferred taxes. The overall decrease in the Company’s net deferred tax assets was approximately $3.0 million, before the impact of the valuation allowance. After offsetting the decrease in net deferred tax assets with the valuation allowance, the impact on the Company’s net deferred taxes was minimal.

The Company’s effective tax rate for the years ended December 23, 2012, December 25, 2011 and December 26, 2010 was 1.9%, 0.2% and (1.0)%, respectively.

Income tax (benefit) expense is as follows (in thousands):

	Fiscal Years Ended
	December 23, 2012	December 25, 2011	December 26, 2010
Current:
Federal	$—	$35	$35
State/territory	(288)	(235)	95

Total current	(288)	(200)	130

Deferred:
Federal	(1,537)	—	—
State/territory	343	326	194

Total deferred	(1,194)	326	194

Income tax (benefit) expense	$(1,482)	$126	$324

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 23, 2012	December 25, 2011	December 26, 2010
Income tax benefit at statutory rates:	$(26,606)	$(18,574)	$(11,554)
State/territory, net of federal income tax (benefit) expense (excluding valuation allowance)	(4,202)	716	(3)
Qualifying shipping income	(449)	4,615	(2,978)
Fines and penalties	431	(1,908)	11,168
Goodwill impairment	—	38,197	—
Cancellation of debt	2,677	5,553	—
Gain on change in value of debt conversion features	(6,792)	(14,413)	—
Valuation allowance	34,031	(16,007)	2,338
Interest rate swap	(1,573)	—	—
Other Items	1,001	1,947	1,353

Income tax (benefit) expense	$(1,482)	$126	$324

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 23, 2012	December 25, 2011
Deferred tax assets:
Leases	$5,510	$11,489
Allowance for doubtful accounts	1,340	1,321
Net operating losses, AMT carryforwards, and state credit carryforwards	63,056	32,735
Post-retirement benefits	8,998	9,231
Lease termination payment	33,073	—
Other	15,538	11,521
Valuation allowances	(81,036)	(8,392)

Total deferred tax assets	46,479	57,905
Deferred tax liabilities:
Depreciation	(30,428)	(24,784)
Capital construction fund	(6,364)	(7,334)
Intangibles	(7,117)	(9,575)
Debt conversion features	(6)	(13,816)
Other	(2,600)	(2,490)

Total deferred tax liabilities	(46,515)	(57,999)

Net deferred tax liability	$(36)	$(94)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $198.8 million and $97.4 million as of December 23, 2012 and December 25, 2011, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $70.7 million and $26.9 million as of December 23, 2012 and December 25, 2011, respectively. The Federal and state net operating loss carryforwards begin to expire in 2025 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.4 million as of December 23, 2012 and December 25, 2011. Net operating loss credits generated from tax losses in Guam begin to expire in 2029. The Company has recorded a valuation allowance against the majority of the deferred tax assets attributable to the net operating losses generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Beginning balance	$15,380	$13,596	$12,531
Additions based on tax positions related to the current year	—	860	840
Additions for tax positions of prior years	48	924	225
Reductions for tax positions of prior years	—	—	—

Ending balance	$15,428	$15,380	$13,596

As a result of the valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2010 through 2012, the Company has not recognized any interest and penalties in its statement of operations. Furthermore, there were no accruals for the payment of interest and penalties at either December 23, 2012 or December 25, 2011.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 23, 2012 include 2004-2011.

16. Commitments and Contingencies

Legal Proceedings

On April 17, 2008, the Company received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, the Company entered into a plea agreement with the DOJ relating to the Puerto Rico tradelane and on March 22, 2011, the Court entered judgment accepting the Company’s plea agreement and imposed a fine of $45.0 million payable over five years without interest. The Company recorded a charge of $30.0 million during the year ended December 26, 2010, which represented the present value of the originally imposed $45.0 million fine in installment payments. On April 28, 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. As a result, during the year ended December 25, 2011, the Company recorded a reversal of $19.2 million of the charge originally recorded during the year ended December 26, 2010.

Subsequent to the commencement of the DOJ investigation, a class action lawsuit relating to ocean shipping services in the Alaska tradelane was filed and remains pending in the District of Alaska. The Company and the class plaintiffs have agreed to stay the Alaska litigation, and the Company intends to vigorously defend against the purported class action lawsuit in Alaska.

In the ordinary course of business, from time to time, the Company becomes involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company generally maintains insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company also, from time to time, becomes involved in routine employment-related disputes and disputes with parties with which the Company has contractual relations.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 23, 2012 and December 25, 2011, these letters of credit totaled $13.2 million and $19.6 million, respectively.

Labor Relations

Approximately 70% of the Company’s total work force is covered by collective bargaining agreements. Two collective bargaining agreements, covering approximately 19% of the union workforce have expired. The employees covered under these agreements are continuing to work under old agreements while we negotiate new agreements. Our collective bargaining agreements are scheduled to expire as follows: one in 2013, two in 2014, two in 2015, two in 2017, and one in 2022. The agreement scheduled to expire in 2013 represents approximately 22% of the Company’s union work force.

17. Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$263,354	$270,939	$279,604	$259,825
Operating (loss) income (1)(2)	(6,064)	1,007	13,222	(3,913)
(Loss) income from continuing operations	$(26,802)	$(31,140)	$1,443	$(17,904)
(Loss) income from discontinued operations	(5,707)	(14,934)	414	(68)

Net (loss) income (1)(2)	$(32,509)	$(46,074)	$1,857	$(17,972)

Basic net (loss) income per share from continuing operations	$(8.58)	$(1.55)	$0.05	$(0.52)
Basic net (loss) income per share from discontinued operations	(1.83)	(0.75)	0.01	(0.00)

Basic net (loss) income per share	$(10.41)	$(2.30)	$0.06	$(0.52)

Diluted net (loss) income per share from continuing operations	$(8.58)	$(1.55)	$0.02	$(0.52)
Diluted net loss per share from discontinued operations	(1.83)	(0.75)	0.00	(0.00)

Diluted net (loss) income per share	$(10.41)	$(2.30)	$0.02	$(0.52)

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$240,720	$253,731	$267,629	$264,084
Operating (loss) income (1)(2)	(9,356)	18,096	(99,669)	(6,927)
(Loss) income from continuing operations	$(20,221)	$4,506	$(111,685)	$74,206
Loss from discontinued operations (3)	(13,851)	(9,921)	(14,682)	(137,769)

Net loss (1)(2)	$(34,072)	$(5,415)	$(126,367)	$(63,563)

Basic net (loss) income per share from continuing operations	$(16.43)	$3.63	$(90.36)	$34.43
Basic net loss per share from discontinued operations	(11.25)	(7.99)	(11.88)	(63.93)

Basic net loss per share	$(27.68)	$(4.36)	$(102.24)	$(29.50)

Diluted net (loss) income per share from continuing operations	$(16.43)	$3.63	$(90.36)	$24.14
Diluted net loss per share from discontinued operations	(11.25)	(7.99)	(11.88)	(44.82)

Diluted net loss per share	$(27.68)	$(4.36)	$(102.24)	$(20.68)

(1)	The first, second, third, and fourth quarter of 2012 include expenses of $0.8 million, $0.4 million, $0.2 million, and $0.1 million, respectively, for legal and professional fees associated with the DOJ investigation and the antitrust related litigation. The first, second, third, and fourth quarter of 2011 include expenses of $2.2 million, $0.9 million, $0.7 million, and $0.7 million, respectively, for legal and professional fees associated with the DOJ investigation and the antitrust related litigation.

(2)	The second and fourth quarter of 2012 include an impairment charge of $0.3 million and $0.1 million, respectively. The fourth quarter of 2012 includes a restructuring charge of $4.3 million. The second quarter of 2011 includes an impairment charge of $2.8 million. The third quarter of 2011 includes an estimated goodwill impairment charge of $117.5 million. During the fourth quarter of 2011, the Company completed the goodwill analysis and recorded a reduction of $2.2 million to the estimate recorded during the third quarter. The fourth quarter of 2011 includes a charge of $12.7 million related to the settlement with all of the remaining significant shippers who opted out of the Puerto Rico direct purchaser antitrust class action settlement. During March 2011, the Court entered a judgment against us whereby we were required to pay a fine of $45.0 million to resolve the investigation by the DOJ. During April 2011, the Court reduced the fine from $45.0 million to $15.0 million payable over five years without interest. During the second quarter of 2011, we reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010 related to this original $45.0 million legal settlement recorded on a discounted basis.
(3)	The fourth quarter of 2011 includes a restructuring charge of $119.3 million related to the shutdown of the FSX service.

18. Subsequent Events

Purchase of Vessels

Three of the Company’s Jones Act qualified vessels; the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (the “Vessels”) were previously chartered. The charter for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner.

On January 31, 2013, the Company, through its newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million. Financing for the acquisition of the Vessels, and associated fees and expenses, was arranged through the issuance of two separate term loans totaling approximately $95.8 million at a weighted average interest rate of 9.8%, and both maturing on September 30, 2016.

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska (the “Indentures”). The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Alaska is an “unrestricted subsidiary” under the Indentures.

$75.0 Million Term Loan Agreement

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. The $75.0 Million Agreement contains negative covenants including limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

Horizon Lines is leasing the Vessels from Horizon Alaska under a bareboat charter. The initial term of the bareboat charter expires in December 2019, with an ability to extend. The obligations under the bareboat charter are guaranteed by Loan Parties and such guarantee, along with the bareboat charter, have been pledged as collateral by Horizon Alaska under the $75.0 Million Agreement.

Amendment to ABL Facility

The ABL Facility was amended on January 31, 2013 in conjunction with the $75 Million Agreement and $20 Million Agreement. In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, weekly borrowing base reporting in the event availability under the facility falls below a threshold of (i) $14.0 million or (ii) 14.0% of the maximum commitment under the ABL Facility, the exclusion from the calculation of bank-defined Adjusted EBITDA of certain historical charges and expenses relating to discontinued operations and severance, the exclusion from the calculation of bank-defined Adjusted EBITDA of the historical charter hire expense deriving from the Vessels, and the inclusion in the calculation of fixed charges of pro forma interest expense on the $75 Million Agreement and the $20 Million Agreement.

Relocation of Northeast Terminal Operations

Effective April 11, 2013, the Company will move its northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, the Company expects to record a restructuring charge of approximately $6.0 million during the first half of 2013, primarily resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan, as well as other costs to move to Philadelphia.

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts

Years Ended December 2012, 2011 and 2010

(in thousands)

	Beginning Balance	Charged to Cost and Expenses	Deductions	Charged to other Accounts		Ending Balance
Accounts receivable reserve:
Year ended December 23, 2012:
Allowance for doubtful accounts	$5,766	$1,596	$(4,037)	$—		$3,325
Allowance for revenue adjustments	650	—	(2,475)	1,965	(1)	140

	$6,416	$1,596	$(6,512)	$1,965		$3,465

Year ended December 25, 2011:
Allowance for doubtful accounts	$6,128	$2,613	$(2,975)	$—		$5,766
Allowance for revenue adjustments	632	—	(4,229)	4,247	(1)	650

	$6,760	$2,613	$(7,204)	$4,247		$6,416

Year ended December 26, 2010:
Allowance for doubtful accounts	$5,835	$1,478	$(1,185)	$—		$6,128
Allowance for revenue adjustments	757	—	(3,203)	3,078	(1)	632

	$6,592	$1,478	$(4,388)	$3,078		$6,760

Restructuring costs:
Year ended December 23, 2012	$233	$4,340	$(393)	$—		$4,180
Year ended December 25, 2011	$2,042	$—	$(1,809)	$—		$233
Year ended December 26, 2010	$150	$2,057	$(165)	$—		$2,042
Deferred tax assets valuation allowance:
Year ended December 23, 2012	$8,392	$34,325	$—	$38,319	(2)	$81,036
Year ended December 25, 2011	$16,919	$(7,207)	$—	$(1,320	)(3)	$8,392
Year ended December 26, 2010	$8,974	$7,671	$—	$274	(3)	$16,919

(1)	These amounts are recorded as a reduction to revenue.
(2)	Includes $39.3 million related to the valuation allowance on the deferred tax assets previously recorded as discontinued operations.
(3)	Includes $0.7 million and $2.0 million recorded in other comprehensive loss.