Form 10-Q
period 2013-03-24
Horizon Lines, Inc.
filed 2013-05-01
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2013

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

At April 25, 2013, 35,076,470 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

Page No.
Part I. Financial Information	1

1. Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations	2

Unaudited Condensed Consolidated Statements of Comprehensive Loss	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3. Quantitative and Qualitative Disclosures About Market Risk	32

4. Controls and Procedures	32

Part II. Other Information	33

1. Legal Proceedings	33

1A. Risk Factors	33

2. Unregistered Sales of Equity Securities and Use of Proceeds	33

3. Defaults Upon Senior Securities	33

4. Mine Safety Disclosures	33

5. Other Information	33

6. Exhibits	33

Signature	35

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 24,	December 23,
	2013	2012
Assets
Current assets
Cash	$11,170	$27,839
Accounts receivable, net of allowance of $3,574 and $3,465 at March 24, 2013 and December 23, 2012, respectively	106,223	99,685
Materials and supplies	25,882	29,521
Deferred tax asset	3,610	4,626
Assets of discontinued operations	112	133
Other current assets	9,136	8,430

Total current assets	156,133	170,234
Property and equipment, net	232,980	160,050
Goodwill	198,793	198,793
Intangible assets, net	46,019	48,573
Other long-term assets	20,759	23,584

Total assets	$654,684	$601,234

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$40,664	$46,584
Current portion of long-term debt, including capital lease	3,989	3,608
Accrued vessel rent	—	4,902
Liabilities of discontinued operations	329	859
Other accrued liabilities	91,024	86,499

Total current liabilities	136,006	142,452
Long-term debt, including capital lease, net of current portion	522,095	434,222
Deferred rent	—	9,081
Deferred tax liability	3,762	4,662
Other long-term liabilities	28,376	27,559

Total liabilities	690,239	617,976

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized, 35,076 shares issued and outstanding as of March 24, 2013 and 34,434 shares issued and outstanding as of December 23, 2012	961	954
Additional paid in capital	382,817	381,445
Accumulated deficit	(418,309)	(397,958)
Accumulated other comprehensive loss	(1,024)	(1,183)

Total stockholders’ deficiency	(35,555)	(16,742)

Total liabilities and stockholders’ deficiency	$654,684	$601,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended
	March 24,	March 25,
	2013	2012
Operating revenue	$244,491	$263,354
Operating expense:
Cost of services (excluding depreciation expense)	212,608	233,801
Depreciation and amortization	9,571	10,401
Amortization of vessel dry-docking	3,032	4,012
Selling, general and administrative	19,736	21,514
Restructuring charge	4,844	—
Miscellaneous income, net	(1,005)	(310)

Total operating expense	248,786	269,418
Operating loss	(4,295)	(6,064)
Other expense:
Interest expense, net	15,700	17,739
Gain on conversion of debt	—	(10,982)
(Gain) loss on change in value of debt conversion features	(45)	13,670
Other expense, net	3	14

Loss from continuing operations before income tax expense	(19,953)	(26,505)
Income tax expense	120	297

Net loss from continuing operations	(20,073)	(26,802)
Net loss from discontinued operations	(278)	(5,707)

Net loss	$(20,351)	$(32,509)

Basic and diluted net loss per share:
Continuing operations	$(0.58)	$(8.58)
Discontinued operations	(0.01)	(1.83)

Basic and diluted net loss per share	$(0.59)	$(10.41)

Number of weighted average shares used in calculations:
Basic	34,746	3,122
Diluted	34,746	3,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended
	March 24,	March 25,
	2013	2012
Net loss	$(20,351)	$(32,509)
Other comprehensive income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	159	128
Unwind of interest rate swap, net of tax	—	340

Other comprehensive income	159	468

Comprehensive loss	$(20,192)	$(32,041)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Quarters Ended
	March 24,	March 25,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(20,073)	$(26,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,112	5,339
Amortization of other intangible assets	3,459	5,062
Amortization of vessel dry-docking	3,032	4,012
Amortization of deferred financing costs	752	770
Gain on conversion of debt	—	(10,982)
Restructuring charge	4,844	—
(Gain) loss on change in value of debt conversion features	(45)	13,670
Deferred income taxes	116	297
Gain on equipment disposals	(1,038)	(28)
Stock-based compensation	1,601	48
Payment-in-kind interest expense	6,232	—
Accretion of interest on debt	171	2,710
Accretion of interest on legal settlements	265	544
Changes in operating assets and liabilities:
Accounts receivable	(6,540)	(12,069)
Materials and supplies	3,640	(1,427)
Other current assets	(707)	(749)
Accounts payable	(5,919)	12,886
Accrued liabilities	13,680	9,345
Vessel rent	(777)	(3,306)
Vessel dry-docking payments	(4,438)	(4,936)
Legal settlement payments	(6,500)	(1,000)
Other assets/liabilities	(683)	(1,879)

Net cash used in operating activities from continuing operations	(2,816)	(8,495)
Net cash used in operating activities from discontinued operations	(752)	(13,940)

Cash flows from investing activities:
Purchases of property and equipment	(93,105)	(1,960)
Proceeds from the sale of property and equipment	2,329	127

Net cash used in investing activities	(90,776)	(1,833)

Cash flows from financing activities:
Issuance of debt	95,000	—
Payments on ABL facility	(11,500)	—
Borrowing under ABL facility	—	30,000
Payment of financing costs	(5,289)	(1,574)
Payments on capital lease obligations	(536)	(439)

Net cash provided by financing activities	77,675	27,987

Net (decrease) increase in cash from continuing operations	(15,917)	17,659
Net decrease in cash from discontinued operations	(752)	(13,940)

Net (decrease) increase in cash	(16,669)	3,719
Cash at beginning of period	27,839	21,147

Cash at end of period	$11,170	$24,866

Supplemental disclosure of non-cash financing activity:
Conversion of debt to equity	$—	$49,662

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 23, 2012. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

The financial statements as of March 24, 2013 and the financial statements for the quarters ended March 24, 2013 and March 25, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

The Company and each of its subsidiaries, other than Horizon Lines, LLC, fully and unconditionally guarantee the 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, the ABL Facility, and the $20.0 Million Term Loan Agreement, in each case issued by Horizon Lines, LLC. See Note 3 for additional information. All of the Company’s subsidiaries are wholly-owned.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	March 24,	December 23,
	2013	2012
First lien senior secured notes	$225,137	$225,305
Second lien senior secured notes	167,270	160,871
$75.0 million term loan	72,677	—
ABL facility	31,000	42,500
$20.0 million term loan	19,510	—
Capital lease obligations	8,797	7,443
6.0% convertible senior secured notes	1,693	1,711

Total long-term debt	526,084	437,830
Less current portion	(3,989)	(3,608)

Long-term debt, net of current portion	$522,095	$434,222

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. The Company is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries (collectively, the “Notes Guarantors”).

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of March 24, 2013.

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

On April 15, 2012 and October 15, 2012, the Company issued an additional $7.9 million and $8.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, the Company has elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2013 by issuing additional Second Lien Notes. As such, as of March 24, 2013, the Company has recorded $7.7 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of March 24, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, the Company issued an additional $3.1 million of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, the Company has elected to satisfy its interest obligation under the SFL Notes due April 15, 2013 by issuing additional SFL Notes. As such, as of March 24, 2013, the Company has recorded $2.9 million of accrued interest as an increase to long-term debt.

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

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and $20.0 Million Agreement (both as defined below). In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, weekly borrowing base reporting in the event availability under the facility falls below a threshold of (i) $14.0 million or (ii) 14.0% of the maximum commitment under the ABL Facility, the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 24, 2013, borrowings outstanding under the ABL facility totaled $31.0 million and total borrowing availability was $25.9 million. The Company had $13.4 million of letters of credit outstanding as of March 24, 2013.

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

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of March 24, 2013.

$75.0 Million Term Loan Agreement

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

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, the Company paid financing costs of $2.4 million during the first quarter of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreements and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement.

The $75.0 Million Agreement contains certain covenants including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Company was in compliance with all such covenants as of March 24, 2013. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

On January 31, 2013, the fair value of the $75.0 Million Agreement approximated face value and was classified within level 2 of the fair value hierarchy. In determining the estimated fair value of the $75.0 Million Agreement, the Company utilized a quantitatively derived rating estimate and creditworthiness analysis, a credit rating gap analysis, and an analysis of credit market transactions. These analyses were used to estimate a benchmark yield, which was compared to the stated interest rate in the $75.0 Million Agreement. The Company determined the estimated benchmark yield approximated the stated interest rate.

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. In connection with the issuance of the $20.0 Million Agreement, the Company paid financing costs of $0.5 million during the first quarter of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

On January 31, 2013, the fair value of the $20.0 Million Agreement approximated face value and was classified within level 2 of the fair value hierarchy. In determining the estimated fair value of the $20.0 Million Agreement, the Company utilized a quantitatively derived rating estimate and creditworthiness analysis, a credit rating gap analysis, and an analysis of credit market transactions. These analyses were used to estimate a benchmark yield, which was compared to the stated interest rate in the $20.0 Million Agreement. The Company determined the estimated benchmark yield approximated the stated interest rate.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of March 24, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of the Company’s common stock or warrants, as the case may be.

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

The conversion rate of the remaining Series A Notes may be increased in certain circumstances to compensate the holders thereof for the loss of the time value of the conversion right (i) if at any time the Company’s common stock or the common stock into which the new notes may be converted is greater than or equal to $11.25 per share and is not listed on the NYSE or NASDAQ markets or (ii) if a change of control occurs, unless at least 90% of the consideration received or to be received by holders of common stock, excluding cash payments for fractional shares, in connection with the transaction or transactions constituting the change of control, consists of shares of common stock, American Depositary Receipts or American Depositary Shares traded on a national securities exchange in the United States or which will be so traded or quoted when issued or exchanged in connection with such change of control. Upon a change of control, holders will have the right to require the Company to repurchase for cash the outstanding Series A Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest.

The long-term debt and embedded conversion options associated with the Series A Notes and Series B Notes were recorded on the Company’s balance sheet at their fair value on October 5, 2011. On October 5, 2011, the fair value of the long-term debt portion of the Series A Notes and Series B Notes was $105.6 million and $58.6 million, respectively. The original issue discounts are being amortized through interest expense through the maturity of the Series A Notes.

As of March 24, 2013, the fair value of the embedded conversion features was $0.3 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $45 thousand during the quarter ended March 24, 2013 for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of March 24, 2013 there were 1.2 billion warrants outstanding for the purchase of up to 56.8 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on March 24, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of March 24, 2013 and December 23, 2012 were $499.1 million and $411.4 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Restructuring

On December 5, 2012, the Company announced that it would discontinue its sailing that departed Jacksonville, Florida each Tuesday and arrives in San Juan, Puerto Rico the following Friday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company recorded and additional charge of 0.5 million during the first quarter of 2013 as a result of the return of a portion of its excess leased equipment. The Company expects to complete the return of its remaining excess leased equipment during the second and third quarters of 2013 and incur an additional charge of approximately $0.8 million.

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

During April 2013, the Company moved its northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, the Company recorded a restructuring charge of $4.1 million during the first quarter of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan.

The following table presents the restructuring reserves at March 24, 2013, as well as activity during the period (in thousands):

	Balance at December 23, 2012	Provision	Payments	Balance at March 24, 2013
Personnel related costs	$1,962	$201	$(498)	$1,665
Equipment	2,218	501	(1,800)	919
Estimated multi-employer pension plan withdrawal liability	—	4,142	—	4,142

Total	$4,180	$4,844	$(2,298)	$6,726

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

The following table presents the restructuring reserves at March 24, 2013, as well as activity during the year (in thousands):

	Balance at December 23, 2012	Payments	Provision	Balance at March 24, 2013
Vessel leases	$747	$(766)	$19	$—

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

Financial Information of Discontinued Operations

Assets of discontinued operations totaled $0.1 million as of both March 24, 2013 and December 23, 2012, and were comprised of uncollected accounts receivable. The Company expects to continue to collect these outstanding trade receivable balances throughout 2013. Liabilities of discontinued operations totaled $0.3 million and $0.9 million as of March 24, 2013 and December 23, 2012, respectively, and were comprised of liabilities associated with the shutdown of the Company’s FSX service. The Company expects to satisfy these liabilities prior to the end of 2013.

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Quarter Ended March 24, 2013			Quarter Ended March 25, 2012
	FSX Service	Logistics	Total	FSX Service	Logistics	Total
Operating revenue	$—	$—	$—	$85	$—	$85
Operating loss	(278)	—	(278)	(5,707)	—	(5,707)
Net loss	(278)	—	(278)	(5,707)	—	(5,707)

6. Income Taxes

The Company continues to believe it will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved.

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

7. Stock-Based Compensation

Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares, restricted stock units (“RSUs”), and vested shares granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided performance based criteria, if any, are met. RSUs granted under the 2012 Plan typically contain a graded vesting schedule with a portion vesting each year over a three-year period. Recipients who retire from the Company and meet certain age and length of service criteria are typically entitled to proportionate vesting.

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended
	March 24, 2013	March 25, 2012
Restricted stock units	$1,540	$15
Restricted stock / vested shares	61	33

	$1,601	$48

Restricted Stock Units

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3.0 million RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company. A portion of the RSUs will vest during the periods ending December 31, 2013, December 31, 2014, and June 30, 2015, solely if Mr. Woodward remains in continuous employment with the Company. The remaining RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance based RSUs. Per the terms of the agreement, if any of the performance based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. As such, expense recorded during 2013 includes the performance based RSUs that were originally eligible for vesting on December 31, 2012 and the performance based awards eligible for vesting on December 31, 2013.

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

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2013, March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance based RSUs. Per the terms of the agreement, if any of the performance based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. As such, expense recorded during 2013 includes the performance based RSUs that were originally eligible for vesting on December 31, 2012 and the performance based awards eligible for vesting on December 31, 2013. Each vested RSU shall be settled within thirty days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

On December 26, 2012, the Company granted a senior management employee of the Company a total of approximately 0.2 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company.

A summary of the status of the Company’s RSU awards as of March 24, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	6,119,167	$1.87
Granted	241,667	$1.56
Vested	(250,000)	$1.95
Forfeited	—	—

Nonvested at March 24, 2013	6,110,834	$1.86

As of March 24, 2013, there was $7.9 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of March 24, 2013 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	8,327	$134.25
Granted	—	—
Vested	(4,032)	$123.00
Forfeited	—	—

Nonvested at March 24, 2013	4,295	$144.50

As of March 24, 2013, there was $0.1 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 1.0 year.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of March 24, 2013, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 23, 2012	36,059	$390.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	$—

Outstanding and exercisable at March 24, 2013	36,059	$390.75	3.35	$—

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended
	March 24,	March 25,
	2013	2012
Numerator:
Net loss from continuing operations	$(20,073)	$(26,802)
Net loss from discontinued operations	(278)	(5,707)

Net loss	$(20,351)	$(32,509)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	34,746	3,122

Effect of dilutive securities:
Stock-based compensation	—	—
Warrants to purchase common stock	—	—

Denominator for diluted net loss per common share	34,746	3,122

Basic and diluted net loss per common share
From continuing operations	$(0.58)	$(8.58)
From discontinued operations	(0.01)	(1.83)

Basic and diluted net loss per common share	$(0.59)	$(10.41)

Warrants outstanding to purchase 56.4 million and 2.5 million common shares have been excluded from the denominator for diluted net loss per share during the quarters ended March 24, 2013 and March 25, 2012, respectively, as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 1 thousand and 4 thousand shares have been excluded from the denominator for basic net loss per share during the quarters ended March 24, 2013 and March 25, 2012, respectively.

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

9. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 24, 2013		December 23, 2012
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$227,813	$137,416	$156,705	$63,855
Containers	34,938	19,782	35,604	20,573
Chassis	15,252	6,712	13,745	5,626
Cranes	28,132	12,925	28,070	13,371
Machinery and equipment	32,019	10,972	32,088	10,535
Facilities and land improvements	29,895	22,161	29,862	22,508
Software	23,817	1,348	23,562	1,308
Construction in progress	21,664	21,664	22,274	22,274

Total	$413,530	$232,980	$341,910	$160,050

Three of the Company’s Jones Act qualified vessels; the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (the “Vessels”) were previously chartered. The charter for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, the Company, through its newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million. The $91.8 million purchase price was partially offset by the reclassification of certain liabilities, including an unfavorable lease liability and accrued vessel rent, to arrive at the Vessels’ carrying value as of the purchase date of $75.2 million.

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 24,	December 23,
	2013	2012
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,437	13,781

Total intangibles with definite lives	220,667	219,011
Accumulated amortization	(174,648)	(170,438)

Net intangibles with definite lives	46,019	48,573
Goodwill	198,793	198,793

Intangible assets, net	$244,812	$247,366

In connection with the purchase of the Vessels and the issuance of the $75.0 Million Agreement and the $20.0 Million Agreement, the Company paid financing costs of $1.7 million during the first quarter of 2013. All of the Company’s deferred financing costs are being amortized through non-cash interest expense through the maturity of the associated debt agreement.

11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 24,	December 23,
	2013	2012
Vessel operations	$12,633	$14,592
Payroll and employee benefits	14,968	13,409
Marine operations	8,311	7,677
Terminal operations	8,645	8,765
Fuel	11,753	5,546
Interest	12,436	4,946
Legal settlements	3,500	6,500
Restructuring	6,726	4,180
Other liabilities	12,052	20,884

Total other accrued liabilities	$91,024	$86,499

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current liabilities related to legal settlements, the Company also has commitments to make payments after March 23, 2014. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice (“DOJ”) of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016.

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

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of March 24, 2013, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$346	$346

Total liabilities	$—	$—	$346	$346

13. Pension and Post-retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below. A decline in the value of assets held by these plans, caused by negative performance of the investments in the financial markets, and higher pension benefit obligations, as a result of lower discount rates due to lower interest rates have resulted in higher contributions to these plans.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of March 24, 2013. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended March 24, 2013 and March 25, 2012.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 24, 2013 and March 25, 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs related to the post-retirement benefits of $0.1 million during each of the quarters ended March 24, 2013 and March 25, 2012.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended March 24, 2013 and March 25, 2012.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. In addition to the higher contributions the Company has made as a result lower discount rates due to lower interest rates, the Company has also made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited. See Note 4 for information related to the estimated multi-employer pension plan withdrawal liability associated with the Company’s relocation of its northeast terminal operations from Elizabeth, New Jersey to Philadelphia, Pennsylvania.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 24, 2013 and December 23, 2012, these letters of credit totaled $13.4 million and $13.2 million, respectively.

15. Recent Accounting Pronouncements

Accounting pronouncements effective after March 24, 2013, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Executive Overview

	Quarters Ended
	March 24, 2013	March 25, 2012
	($ in thousands)
Operating revenue	$244,491	$263,354
Operating expense	248,786	269,418

Operating loss	$(4,295)	$(6,064)

Operating ratio	101.8%	102.3%
Revenue containers (units)	51,321	57,086
Average unit revenue	$4,363	$4,257

We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping industry in general and (iii) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses.

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 24, 2013	March 25, 2012
Net loss	$(20,351)	$(32,509)
Net loss from discontinued operations	(278)	(5,707)

Net loss from continuing operations	(20,073)	(26,802)
Interest expense, net	15,700	17,739
Income tax expense	120	297
Depreciation and amortization	12,603	14,413

EBITDA	8,350	5,647
Restructuring charge	4,844	—
Department of Justice antitrust investigation costs	212	757
Union/other severance charge	300	1,124
(Gain) loss on change in value of debt conversion features	(45)	13,670
Gain on conversion of debt/other refinancing costs	—	(10,336)

Adjusted EBITDA	$13,661	$10,862

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 24, 2013	March 25, 2012
Net loss	$(20,351)	$(32,509)
Net loss from discontinued operations	(278)	(5,707)

Net loss from continuing operations	(20,073)	(26,802)
Adjustments:
Restructuring charge	4,844	—
Department of Justice antitrust investigation costs	212	757
Union/other severance charge	300	1,124
Accretion of legal settlements	265	544
(Gain) loss on change in value of debt conversion features	(45)	13,670
Gain on conversion of debt/other refinancing costs	—	(10,336)
Tax impact of adjustments	6	10

Total adjustments	5,582	5,769

Adjusted net loss	$(14,491)	$(21,033)

	Quarters Ended
	March 24, 2013	March 25, 2012
Net loss per share	$(0.59)	$(10.41)
Net loss per share from discontinued operations	(0.01)	(1.83)

Net loss per share from continuing operations	(0.58)	(8.58)
Adjustments:
Restructuring charge	0.14	—
Department of Justice antitrust investigation costs	—	0.24
Union/other severance charge	0.01	0.36
Accretion of legal settlements	0.01	0.17
Loss on change in value of debt conversion features	—	4.38
Gain on conversion of debt/other refinancing costs	—	(3.31)
Tax impact of adjustments	—	—

Total adjustments	0.16	1.84

Adjusted net loss per share	$(0.42)	$(6.74)

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

We own 14 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,700 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico as well as contracting for terminal services in the seven ports in the continental U.S.

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

There have been no material changes to the Company’s critical accounting policies during the quarter ended March 24, 2013. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2012 as filed with the Securities and Exchange Commission (“SEC”).

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

Quarter Ended March 24, 2013 Compared with the Quarter Ended March 25, 2012

	Quarters Ended
	March 24, 2013	March 25, 2012	Change	% Change
	($ in thousands)
Operating revenue	$244,491	$263,354	$(18,863)	(7.2)%
Operating expense:
Vessel	76,237	88,645	(12,408)	(14.0)%
Marine	49,384	50,605	(1,221)	(2.4)%
Inland	41,891	46,697	(4,806)	(10.3)%
Land	35,444	37,880	(2,436)	(6.4)%
Rolling stock rent	9,652	9,974	(322)	(3.2)%

Cost of services	212,608	233,801	(21,193)	(9.1)%
Depreciation and amortization	9,571	10,401	(830)	(8.0)%
Amortization of vessel dry-docking	3,032	4,012	(980)	(24.4)%
Selling, general and administrative	19,736	21,514	(1,778)	(8.3)%
Restructuring charge	4,844	—	4,844	100.0%
Miscellaneous income, net	(1,005)	(310)	(695)	224.2%

Total operating expense	248,786	269,418	(20,632)	(7.7)%

Operating loss	$(4,295)	$(6,064)	$1,769	(29.2)%

Operating ratio	101.8%	102.3%		(0.5)%
Revenue containers (units)	51,321	57,086	(5,765)	(10.1)%
Average unit revenue	$4,363	$4,257	$106	2.5%

Operating Revenue. Our operating revenue decreased $18.9 million, or 7.2% during the quarter ended March 24, 2013 as compared to the quarter ended March 25, 2012. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(18,663)
Bunker and intermodal fuel surcharges decrease	(3,745)
Revenue container rate increase	3,208
Other non-transportation services revenue increase	337

Total operating revenue decrease	$(18,863)

The decrease in revenue container volume was primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 22.3% of total revenue in the quarter ended March 24, 2013 and approximately 22.1% of total revenue in the quarter ended March 25, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue was primarily due to higher third-party terminal stevedoring services, partially offset by lower revenue from certain transportation services agreements.

Cost of Services. The $21.2 million decrease in cost of services is primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, and a reduction in vessel lease expense due to the purchase of three vessels previously under charter, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $12.4 million for the quarter ended March 24, 2013 compared to the quarter ended March 25, 2012. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(7,067)
Labor and other vessel operating expense decrease	(2,654)
Vessel lease expense decrease	(2,181)
Vessel space charter expense decrease	(506)

Total vessel expense decrease	$(12,408)

The $7.1 million decline in fuel costs is comprised of a $5.8 million decrease due to lower consumption as a result of fewer operating days in 2013 due to dry-dockings during 2012 and the service adjustment in our Puerto Rico tradelane, as well as $1.3 million as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred during the first quarter of 2012, partially offset by certain labor wage increases in 2013. The decrease in vessel lease expense is due to purchase of three vessels previously under charter.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.2 million decrease in marine expense during the quarter ended March 24, 2013 was primarily due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense decreased to $41.9 million for the quarter ended March 24, 2013 compared to $46.7 million during the quarter ended March 25, 2012. The $4.8 million decrease in inland expense is primarily due to lower container volumes and a decline in fuel costs, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The decrease in land expense can be attributed to the following (in thousands):

	Quarters Ended
	March 24, 2013	March 25, 2012	% Change
	(in thousands)
Land expense:
Maintenance	$12,879	$14,003	(8.0)%
Terminal overhead	13,339	14,253	(6.4)%
Yard and gate	7,539	8,042	(6.3)%
Warehouse	1,687	1,582	6.6%

Total land expense	$35,444	$37,880	(6.4)%

The reduction in non-vessel related maintenance expenses was primarily due to a higher level of repair and maintenance activities during the first quarter of 2012. Yard and gate expenses were lower as a result of decreased container volumes, partially offset by contractual increases. Terminal overhead expenses declined during 2013 due to lower facility rent and severance recorded during the first quarter of 2012 for certain union employees that elected early retirement.

Depreciation and Amortization. Depreciation and amortization was $9.6 million during the quarter ended March 24, 2013 as compared to $10.4 million during the quarter ended March 25, 2012. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Quarters Ended
	March 24, 2013	March 25, 2012	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,184	$2,095	52.0%
Depreciation and amortization—other	2,928	3,244	(9.7)%
Amortization of intangible assets	3,459	5,062	(31.7)%

Total depreciation and amortization	$9,571	$10,401	(8.0)%

Amortization of vessel dry-docking	$3,032	$4,012	(24.4)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.0 million during the quarter ended March 24, 2013 compared to $4.0 million for the quarter ended March 25, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $19.7 million for the quarter ended March 24, 2013 compared to $21.5 million for the quarter ended March 25, 2012, a decrease of $1.8 million or 8.3%. This decrease is primarily due to a $1.8 million reduction in legal fees, including legal and professional fees expenses associated with the antitrust investigation and related legal proceeding, consulting fees of $0.6 million related to our 2012 refinancing efforts, and $0.6 million associated with our reduction in force, partially offset by $1.6 million of higher stock based compensation expense.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first quarter of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $0.7 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Miscellaneous Income, Net. Miscellaneous income, net increased $0.7 million during the quarter ended March 24, 2013 compared to the quarter ended March 25, 2012, primarily as a result of higher gains on the sale of assets, partially offset by an increase in bad debt expense.

Interest Expense, Net. Interest expense, net decreased to $15.7 million for the quarter ended March 24, 2013 compared to $17.7 million for the quarter ended March 25, 2012, a decline of $2.0 million or 11.5%. This reduction was primarily due to the conversion into equity of our Series A Notes and Series B Notes during the second quarter of 2012, partially offset by interest expense related to the debt issued during the first quarter of 2013.

Income Tax Expense. The effective tax rate for the quarters ended March 24, 2013 and March 25, 2012 was (0.6)% and (1.1)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) the shutdown of our FSX service, and (v) principal and interest payments on our existing indebtedness. Cash totaled $11.2 million at March 24, 2013. As of March 24, 2013, borrowings outstanding under the ABL facility totaled $31.0 million and total borrowing availability was $25.9 million.

Operating Activities

Net cash used in operating activities was $2.8 million for the quarter ended March 24, 2013 compared to $8.5 million for the quarter ended March 25, 2012. The improvement in cash used in operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$11,802
Decrease in accounts receivable	5,529
Decrease in materials and supplies	5,067
Increase in accrued liabilities	4,335
Decrease in payments related to vessel leases	2,529
Decrease in accounts payable	(18,805)
Increase in payments related to legal settlements	(5,500)
Other changes in working capital, net	722

Total improvement in cash used in operating activities	$5,679

Investing Activities

Net cash used in investing activities was $90.8 million for the quarter ended March 24, 2013 compared to $1.8 million for the quarter ended March 25, 2012. The $89.0 million increase in net cash consumed is primarily due to the acquisition of three vessels that were previously chartered.

Financing Activities

Net cash provided by financing activities during the quarter ended March 24, 2013 was $77.7 million compared to $28.0 million for the quarter ended March 25, 2012. The net cash provided by financing activities during the quarter ended March 24, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three vessels that were previously chartered as well as $11.5 million paid under the ABL Facility as compared to $30.0 million borrowed under debt agreements during the quarter ended March 25, 2012. In addition, during the quarter ended March 24, 2013, we paid $5.3 million in financing costs related to fees associated with the new debt issued. We paid $1.6 million during the quarter ended March 25, 2012 in financing costs related to our overall refinancing efforts and the conversion of debt to equity.

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

We remain focused on continuing liquidity improvements and believe we have ample liquidity to support our business plans. We expect total liquidity during 2013 to range between a low of approximately $30.0 million during May, to a high of approximately $60.0 million at the end of 2013.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next 12 months, we expect to spend approximately $30.0 million and $19.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment. We also expect to spend approximately $0.7 million during the remainder of 2013 for legal expenses associated with the DOJ investigation, as well as approximately $3.0 million related to severance and the repositioning and return of excess rolling stock equipment as a result of the modification of our Puerto Rico service.

In addition to the dry-docking and capital expenditures, legal settlements and DOJ related fees, we expect to utilize cash flows to make interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility throughout 2013.

Long-Term Debt

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. We are obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of our subsidiaries (collectively, the “Notes Guarantors”).

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of March 24, 2013.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected our ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

Second Lien Notes

On October 5, 2011, we completed the sale of $100.0 million aggregate principal amount of our 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”). The Second Lien Notes are fully and unconditionally guaranteed by the Notes Guarantors.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually, beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes are non-callable for 2 years from the date of their issuance, and thereafter the Second Lien Notes will be callable by us at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012 and October 15, 2012, we issued an additional $7.9 million and $8.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, we have elected to satisfy our interest obligation under the Second Lien Notes due April 15, 2013 by issuing additional Second Lien Notes. As such, as of March 24, 2013, we have recorded $7.7 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of March 24, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby we issued $40.0 million aggregate principal amount of our Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy our obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, we issued an additional $3.1 million of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, we have elected to satisfy our interest obligation under the SFL Notes due April 15, 2013 by issuing additional SFL Notes. As such, as of March 24, 2013, 2012, we have recorded $2.9 million of accrued interest as an increase to long-term debt.

ABL Facility

On October 5, 2011, we entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. We have the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility was used on the closing date for the rollover of certain issued and outstanding letters of credit and is used by us for working capital and other general corporate purposes.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and $20.0 Million Agreement (both as defined below). In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, weekly borrowing base reporting in the event availability under the facility falls below a threshold of (i) $14.0 million or (ii) 14.0% of the maximum commitment under the ABL Facility, the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 24, 2013, borrowings outstanding under the ABL facility totaled $31.0 million and total borrowing availability was $25.9 million. We had $13.4 million of letters of credit outstanding as of March 24, 2013.

The ABL Facility is secured by (i) a first priority lien on our interest in accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and our joint ventures) and cash, in each case with certain exceptions and (ii) a fourth priority lien on all or substantially all other of our assets securing the First Lien Notes, the Second Lien Notes and the 6.00% Convertible Notes.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of March 24, 2013.

$75.0 Million Term Loan Agreement

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

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, we paid financing costs of $2.4 million during the first quarter of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement.

The $75.0 Million Agreement contains certain covenants including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). We were in compliance with all such covenants as of March 24, 2013. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

On January 31, 2013, the fair value of the $75.0 Million Agreement approximated face value and was classified within level 2 of the fair value hierarchy. In determining the estimated fair value of the $75.0 Million Agreement, we utilized a quantitatively derived rating estimate and creditworthiness analysis, a credit rating gap analysis, and an analysis of credit market transactions. These analyses were used to estimate a benchmark yield, which was compared to the stated interest rate in the $75.0 Million Agreement. We determined the estimated benchmark yield approximated the stated interest rate.

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. In connection with the issuance of the $20.0 Million Agreement, we paid financing costs of $0.5 million during the first quarter of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

On January 31, 2013, the fair value of the $20.0 Million Agreement approximated face value and was classified within level 2 of the fair value hierarchy. In determining the estimated fair value of the $20.0 Million Agreement, we utilized a quantitatively derived rating estimate and creditworthiness analysis, a credit rating gap analysis, and an analysis of credit market transactions. These analyses were used to estimate a benchmark yield, which was compared to the stated interest rate in the $20.0 Million Agreement. We determined the estimated benchmark yield approximated the stated interest rate.

6.00% Convertible Notes

On October 5, 2011, we issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, the “6.00% Convertible Notes”). The 6.00% Convertible Notes were issued pursuant to an indenture, which we and the Notes Guarantors entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of March 24, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at our option under certain circumstances, including listing of our shares of common stock on either the NYSE or NASDAQ markets, beginning on the one-year anniversary of the issuance of the Series A Notes, into shares of our common stock or warrants, as the case may be.

The remaining Series A Notes are convertible into shares of our common stock at a conversion rate equal to 402.3272 shares of common stock per $1,000 principal amount of Series A Notes. Effective October 5, 2012, we have the option to convert all or any portion of the outstanding Series A Notes, upon not more than 60 days and not less than 20 days prior notice to noteholders; provided that (i) our common stock is listed on either the NYSE or NASDAQ markets and (ii) the 30 trading day volume weighted average price for our common stock for the 30-day period ending on the trading day preceding the date of such notice is equal to or greater than $15.75 per share. Holders of the Series A Notes may convert their notes at any time through the maturity date. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

The conversion rate of the remaining Series A Notes may be increased in certain circumstances to compensate the holders thereof for the loss of the time value of the conversion right (i) if at any time our common stock or the common stock into which the new notes may be converted is greater than or equal to $11.25 per share and is not listed on the NYSE or NASDAQ markets or (ii) if a change of control occurs, unless at least 90% of the consideration received or to be received by holders of common stock, excluding cash payments for fractional shares, in connection with the transaction or transactions constituting the change of control, consists of shares of common stock, American Depositary Receipts or American Depositary Shares traded on a national securities exchange in the United States or which will be so traded or quoted when issued or exchanged in connection with such change of control. Upon a change of control, holders will have the right to require us to repurchase for cash the outstanding Series A Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1 as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with the reverse stock split, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of March 24, 2013 there were 1.2 billion warrants outstanding for the purchase of up to 56.8 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert its warrants, in whole or in part, into shares of our common stock, without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 24, 2013, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of March 24, 2013, we had $31.0 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

Accounting pronouncements effective after March 24, 2013, are not expected to have a material effect our consolidated financial position or results of operations.

Forward Looking Statements

This Form 10-Q (including the exhibits hereto) contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

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

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 23, 2012, as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented, and the effectiveness of the hedge.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 24, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

On April 17, 2008, we received a grand jury subpoena and search warrant from the United States District Court for the Middle District of Florida seeking information regarding an investigation by the Antitrust Division of the DOJ into possible antitrust violations in the domestic ocean shipping business. On February 23, 2011, we entered into a plea agreement with the DOJ relating to the Puerto Rico tradelane, and the Court entered judgment accepting our plea agreement and imposed a fine of $15.0 million payable over five years without interest.

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

1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 23, 2012, as filed with the SEC.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

10.1*	$75 Million Term Loan Agreement dated January 31, 2013

10.2*	$20 Million Term Loan Agreement dated January 31, 2013

10.3*	Second Amendment to Credit Agreement dated January 31, 2013

10.4*	Amended and Restated Intercreditor Agreement dated January 31, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2013

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	$75 Million Term Loan Agreement dated January 31, 2013

10.2*	$20 Million Term Loan Agreement dated January 31, 2013

10.3*	Second Amendment to Credit Agreement dated January 31, 2013

10.4*	Amended and Restated Intercreditor Agreement dated January 31, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.