Form 10-Q
period 2013-06-23
Horizon Lines, Inc.
filed 2013-08-02
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 23, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At July 26, 2013, 35,670,823 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 23,	December 23,
	2013	2012
Assets
Current assets
Cash	$13,824	$27,839
Accounts receivable, net of allowance of $3,372 and $3,465 at June 23, 2013 and December 23, 2012, respectively	104,701	99,685
Materials and supplies	24,614	29,521
Deferred tax asset	3,610	4,626
Other current assets	9,253	8,563

Total current assets	156,002	170,234
Property and equipment, net	229,899	160,050
Goodwill	198,793	198,793
Intangible assets, net	42,050	48,573
Other long-term assets	26,179	23,584

Total assets	$652,923	$601,234

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$42,262	$46,584
Current portion of long-term debt, including capital lease	6,293	3,608
Accrued vessel rent	—	4,902
Other accrued liabilities	80,584	87,358

Total current liabilities	129,139	142,452
Long-term debt, including capital lease, net of current portion	527,183	434,222
Deferred rent	—	9,081
Deferred tax liability	3,769	4,662
Other long-term liabilities	29,651	27,559

Total liabilities	689,742	617,976

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 35,631 shares issued and outstanding as of June 23, 2013, and 100,000 shares authorized, 34,434 shares issued and outstanding as of December 23, 2012	961	954
Additional paid in capital	382,900	381,445
Accumulated deficit	(419,814)	(397,958)
Accumulated other comprehensive loss	(866)	(1,183)

Total stockholders’ deficiency	(36,819)	(16,742)

Total liabilities and stockholders’ deficiency	$652,923	$601,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 23,	June 24,	June 23,	June 24,
	2013	2012	2013	2012
Operating revenue	$259,784	$270,939	$504,275	$534,294
Operating expense:
Cost of services (excluding depreciation expense)	215,015	236,894	427,599	470,694
Depreciation and amortization	9,580	10,397	19,150	20,797
Amortization of vessel dry-docking	3,178	2,622	6,210	6,635
Selling, general and administrative	18,075	19,529	37,839	41,042
Restructuring charge	409	—	5,252	—
Impairment charge	18	257	18	257
Miscellaneous (income) expense, net	(2,467)	233	(3,472)	(77)

Total operating expense	243,808	269,932	492,596	539,348
Operating income (loss)	15,976	1,007	11,679	(5,054)
Other expense:
Interest expense, net	16,934	17,491	32,635	35,230
(Gain) loss on conversion of debt	(5)	47,403	(5)	36,421
Gain on change in value of debt conversion features	(114)	(32,800)	(159)	(19,130)
Other expense, net	7	4	9	18

Loss from continuing operations before income tax expense	(846)	(31,091)	(20,801)	(57,593)
Income tax expense	7	49	126	346

Net loss from continuing operations	(853)	(31,140)	(20,927)	(57,939)
Net loss from discontinued operations	(651)	(14,934)	(929)	(20,641)

Net loss	$(1,504)	$(46,074)	$(21,856)	$(78,580)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(1.55)	$(0.59)	$(5.00)
Discontinued operations	(0.02)	(0.75)	(0.03)	(1.78)

Basic and diluted net loss per share	$(0.04)	$(2.30)	$(0.62)	$(6.78)

Number of weighted average shares used in calculations:
Basic	35,602	20,068	35,174	11,595
Diluted	35,602	20,068	35,174	11,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended		Six Months Ended
	June 23,	June 24,	June 23,	June 24,
	2013	2012	2013	2012
Net loss	$(1,504)	$(46,074)	$(21,856)	$(78,580)
Other comprehensive income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	159	129	317	257
Unwind of interest rate swap, net of tax	—	339	—	679

Other comprehensive income	159	468	317	936

Comprehensive loss	$(1,345)	$(45,606)	$(21,539)	$(77,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 23,	June 24,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(20,927)	$(57,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,393	10,672
Amortization of other intangible assets	6,757	10,125
Amortization of vessel dry-docking	6,210	6,635
Amortization of deferred financing costs	1,580	1,404
(Gain) loss on conversion of debt	(5)	36,421
Restructuring charge	5,252	—
Impairment charge	18	257
Gain on change in value of debt conversion features	(159)	(19,130)
Deferred income taxes	123	266
Gain on equipment disposals	(2,598)	(213)
Stock-based compensation	1,607	258
Payment-in-kind interest expense	12,472	9,396
Accretion of interest on debt	451	3,931
Other non-cash interest accretion	661	1,121
Changes in operating assets and liabilities:
Accounts receivable	(5,016)	(10,764)
Materials and supplies	4,652	94
Other current assets	(796)	(407)
Accounts payable	(4,321)	14,358
Accrued liabilities	(3,774)	(3,251)
Vessel rent	(777)	(6,612)
Vessel dry-docking payments	(6,314)	(9,336)
Legal settlement payments	(6,500)	(1,500)
Other assets/liabilities	146	32

Net cash provided by (used in) operating activities from continuing operations	1,135	(14,182)
Net cash used in operating activities from discontinued operations	(1,331)	(19,908)

Cash flows from investing activities:
Purchases of property and equipment	(96,621)	(4,230)
Proceeds from the sale of property and equipment	5,480	830

Net cash used in investing activities	(91,141)	(3,400)

Cash flows from financing activities:
Issuance of debt	95,000	—
Payments on ABL facility	(25,000)	—
Borrowing under ABL facility	15,000	42,500
Payments on long-term debt	(1,125)	(1,125)
Payment of financing costs	(5,557)	(4,400)
Payments on capital lease obligations	(996)	(900)

Net cash provided by financing activities	77,322	36,075

Net (decrease) increase in cash from continuing operations	(12,684)	18,493
Net decrease in cash from discontinued operations	(1,331)	(19,908)

Net decrease in cash	(14,015)	(1,415)
Cash at beginning of period	27,839	21,147

Cash at end of period	$13,824	$19,732

Supplemental disclosure of non-cash financing activity:
Conversion of debt to equity	$20	$282,278
Notes issued as payment-in-kind	$11,933	$15,730
Second lien notes issued to SFL	$—	$40,000

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

During 2011, the Company discontinued its FSX trans-Pacific container shipping service. There will not be any significant future cash flows related to the operations in the FSX service. In addition, the Company does not have any significant continuing involvement in the divested operations. As a result, the FSX service has been classified as discontinued operations in all periods presented.

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

The financial statements as of June 23, 2013 and the financial statements for the quarters and six months ended June 23, 2013 and June 24, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	June 23,	December 23,
	2013	2012
First lien senior secured notes	$223,843	$225,305
Second lien senior secured notes	173,679	160,871
$75.0 million term loan	72,847	—
ABL facility	32,500	42,500
$20.0 million term loan	19,545	—
Capital lease obligations	9,471	7,443
6.0% convertible senior secured notes	1,591	1,711

Total long-term debt	533,476	437,830
Less current portion	(6,293)	(3,608)

Long-term debt, net of current portion	$527,183	$434,222

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually beginning on April 15, 2012, and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. The Company is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012. The First Lien Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries (collectively, the “Notes Guarantors”).

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of June 23, 2013.

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

On April 15, 2012, October 15, 2012, and April 15, 2013, the Company issued an additional $7.9 million, $8.1 million and $8.7 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, the Company has elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2013 by issuing additional Second Lien Notes. As such, as of June 23, 2013, the Company has recorded $3.5 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of the Company. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all such applicable covenants as of June 23, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby the Company issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012 and April 15, 2013, the Company issued an additional $3.1 million and $3.2 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, the Company has elected to satisfy its interest obligation under the SFL Notes due October 15, 2013 by issuing additional SFL Notes. As such, as of June 23, 2013, the Company has recorded $1.3 million of accrued interest as an increase to long-term debt.

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

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and $20.0 Million Agreement (both as defined below). In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, (i) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (ii) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (iii) the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and (iv) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 23, 2013, borrowings outstanding under the ABL facility totaled $32.5 million and total borrowing availability was $26.7 million. The Company had $13.2 million of letters of credit outstanding as of June 23, 2013.

The ABL Facility is secured by (i) a first priority lien on the Company’s interest in accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and joint ventures of the Company) and cash, in each case with certain exceptions and (ii) a fifth priority lien on all or substantially all other assets of the Company securing the $20.0 Million Agreement, the First Lien Notes, the Second Lien Notes and the 6.00% Convertible Notes.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. The Company was in compliance with all such applicable covenants as of June 23, 2013.

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

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, the Company paid financing costs of $2.5 million during the first six months of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Company will also pay an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. The Company is recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Company was in compliance with all such covenants as of June 23, 2013. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. In connection with the issuance of the $20.0 Million Agreement, the Company paid financing costs of $0.5 million during the first six months of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of June 23, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at the Company’s option under certain circumstances into shares of the Company’s common stock or warrants, as the case may be.

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

The long-term debt and embedded conversion options associated with the Series A Notes and Series B Notes were recorded on the Company’s balance sheet at their fair value on October 5, 2011. On October 5, 2011, the fair value of the long-term debt portion of the Series A Notes and Series B Notes was $105.6 million and $58.6 million, respectively. The original issue discounts associated with the 6.00% Convertible Notes still outstanding are being amortized through interest expense through the maturity of the Series A Notes.

As of June 23, 2013, the fair value of the embedded conversion features was $0.2 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $0.1 million and $0.2 million during the quarter and six months ended June 23, 2013, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of June 23, 2013 there were 1.2 billion warrants outstanding for the purchase of up to 56.8 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on June 23, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of June 23, 2013 and December 23, 2012 were $512.3 million and $411.4 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Restructuring

On December 5, 2012, the Company announced that it would discontinue its sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company recorded an additional charge of $0.5 million and $0.2 million during the first and second quarters of 2013, respectively, as a result of the return of a portion of its excess leased equipment. The Company expects to complete the return of its remaining excess leased equipment during the second half of 2013.

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

During April 2013, the Company moved its northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, the Company recorded an estimated restructuring charge of $4.1 million during the first quarter of 2013 resulting from the withdrawal from the Port of Elizabeth’s multiemployer pension plan.

The following table presents the restructuring reserves at June 23, 2013, as well as activity during the six months (in thousands):

	Balance at December 23, 2012	Provision		Payments	Balance at June 23, 2013
Personnel related costs	$1,962	$300		$(958)	$1,304
Equipment and relocation costs	2,218	810		(2,196)	832
Estimated multi-employer pension plan withdrawal liability	—	4,299	(1)	—	4,299

Total	$4,180	$5,409		$(3,154)	$6,435

(1)	Includes $0.2 million of non-cash interest accretion related to the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan.

5. Discontinued Operations

On October 21, 2011, the Company finalized a decision to terminate the FSX trans-Pacific container shipping service, and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. Accordingly, there will not be any significant future cash flows related to these operations.

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

The following table presents the restructuring reserves at June 23, 2013, as well as activity during the six months (in thousands):

	Balance at December 23, 2012	Payments	Provision	Balance at June 23, 2013
Vessel leases	$747	$(766)	$19	$—

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24, 2012	June 23, 2013	June 24, 2012
Operating revenue	$—	$401	$—	$487
Operating loss	(651)	(14,341)	(929)	(16,491)
Net loss	(651)	(14,934)	(929)	(20,641)

The net losses generated during the quarter and six months ended June 23, 2013 are primarily due to legal and professional fees associated with an ongoing arbitration proceeding. The Company is seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. The Company expects the arbitration proceeding to conclude prior to the end of 2013.

Assets and Liabilities of Discontinued Operations

Assets of discontinued operations totaled $28 thousand and $0.1 million as of June 23, 2013 and December 23, 2012, respectively and were comprised of uncollected accounts receivable. The Company expects to continue to collect these outstanding trade receivable balances throughout 2013. Liabilities of discontinued operations totaled $0.3 million and $0.9 million as of June 23, 2013 and December 23, 2012, respectively, and were comprised of liabilities associated with the shutdown of the Company’s FSX service. The Company expects to satisfy these liabilities prior to the end of 2013. The assets and liabilities of discontinued operations are included within other current assets and other accrued liabilities, respectively, on the Condensed Consolidated Balance Sheets.

6. Income Taxes

The Company continues to believe it will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved

During 2012, after evaluating the merits and requirements of the tonnage tax regime, the Company revoked its election under subchapter R of the tonnage tax regime effective for the tax years beginning January 1, 2012. As a result, the activities attributable to the Company’s operation of the vessels in the Puerto Rico tradelane are no longer eligible as qualifying shipping activities under the tonnage tax regime, and therefore, the income (loss) derived from the Puerto Rico vessels will no longer be excluded from corporate income tax for U.S. federal income tax purposes. The Company’s decision was made based on several factors, including the expected economic challenges in Puerto Rico in the foreseeable future. Under the eligibility requirements of the tonnage tax regime, the Company may not elect back into the tonnage tax regime until five years following its revocation. The Company will reevaluate the merits of the tonnage tax regime at such time in the future.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24 2012	June 23, 2013	June 24, 2012
Restricted stock units	$(16)	$(12)	$1,525	$21
Restricted stock / vested shares	21	222	82	237

	$5	$210	$1,607	$258

Restricted Stock Units

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3.0 million RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company. A portion of the RSUs will vest during the periods ending December 31, 2013, December 31, 2014, and June 30, 2015, solely if Mr. Woodward remains in continuous employment with the Company. The remaining RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance based RSUs. Per the terms of the agreement, if any of the performance based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. During the quarter ended June 23, 2013, the Company determined it does not expect to meet the performance goals established for 2013. Accordingly, the $0.4 million of expense recorded during the quarter ended March 24, 2013 related to these performance based RSUs was reversed during the quarter ended June 23, 2013.

On July 25, 2012, the Company granted 150,000 RSUs to each non-employee member of the Board of Directors. One-third of the RSUs vested on March 31, 2013 and the remaining RSUs will vest during the periods ending March 31, 2014 and March 31, 2015, if the director is continuously a member of the Board of Directors at those dates. Each vested RSU shall be settled by lump sum delivery of shares of the Company’s common stock within thirty days following termination of the director’s service as a member of the Board of Directors.

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. A portion of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance based RSUs. Per the terms of the agreement, if any of the performance based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. During the quarter ended June 23, 2013, the Company determined it does not expect to meet the performance goals established for 2013. Accordingly, the $0.2 million of expense recorded during the quarter ended March 24, 2013 related to these performance based RSUs was reversed during the quarter ended June 23, 2013. Each vested RSU shall be settled within thirty days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

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

On June 1, 2013, the Company granted a senior management employee of the Company a total of approximately 0.2 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company.

A summary of the status of the Company’s RSU awards as of June 23, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	6,119,167	$1.87
Granted	416,667	$1.51
Vested	(540,958)	$1.87
Forfeited	—	—

Nonvested at June 23, 2013	5,994,876	$1.85

As of June 23, 2013, there was $8.1 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of June 23, 2013 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	8,327	$134.25
Granted	—	—
Vested	(4,144)	$123.00
Forfeited	—	—

Nonvested at June 23, 2013	4,183	$145.25

As of June 23, 2013, there was $0.1 million of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of June 23, 2013, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 23, 2012	36,059	$390.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(9,230)	$357.50

Outstanding and exercisable at June 23, 2013	26,829	$402.25	3.05	$—

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 23,	June 24,	June 23,	June 24,
	2013	2012	2013	2012
Numerator:
Net loss from continuing operations	$(853)	$(31,140)	$(20,927)	$(57,939)
Net loss from discontinued operations	(651)	(14,934)	(929)	(20,641)

Net loss	$(1,504)	$(46,074)	$(21,856)	$(78,580)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	35,602	20,068	35,174	11,595

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Denominator for diluted net loss per common share	35,602	20,068	35,174	11,595

Basic and diluted net loss per common share
From continuing operations	$(0.02)	$(1.55)	$(0.59)	$(5.00)
From discontinued operations	(0.02)	(0.75)	(0.03)	(1.78)

Basic and diluted net loss per common share	$(0.04)	$(2.30)	$(0.62)	$(6.78)

Warrants outstanding to purchase 56.4 million and 58.9 million common shares have been excluded from the denominator for diluted net loss per share during the quarters ended June 23, 2013 and June 24, 2012, respectively, as the impact would be anti-dilutive. In addition, warrants outstanding to purchase 56.4 million and 57.2 million common shares have been excluded from the denominator for diluted net loss per share during the six months ended June 23, 2013 and June 24, 2012, respectively, as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 1 thousand and 2 thousand shares have been excluded from the denominator for basic net loss per share during the quarters ended June 23, 2013 and June 24, 2012, respectively. In addition, a total of 1 thousand and 3 thousand shares have been excluded from the denominator for basic net loss per share during the six months ended June 23, 2013 and June 24, 2012, respectively.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Agreement, the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof. The Company intends to (i) include in its proxy statement for the Company’s 2014 Annual Meeting of Stockholders a proposal soliciting stockholder approval of the Rights Plan, or (ii) repeal the Rights Plan prior to the 2014 Annual Meeting. In the event that the Company elects to include a proposal to approve the Rights Plan in the proxy statement, and the Company does not receive the affirmative vote of the majority of shares present in person or represented by proxy at the 2014 Annual Meeting of Stockholders and entitled to vote on the matter, then the Company will promptly take action to repeal the Rights Plan.

9. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 23, 2013		December 23, 2012
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$226,020	$134,407	$156,705	$63,855
Containers	35,295	20,097	35,604	20,573
Chassis	16,836	7,963	13,745	5,626
Cranes	28,600	12,859	28,070	13,371
Machinery and equipment	32,595	10,933	32,088	10,535
Facilities and land improvements	29,932	21,818	29,862	22,508
Software	23,895	1,203	23,562	1,308
Construction in progress	20,619	20,619	22,274	22,274

Total	$413,792	$229,899	$341,910	$160,050

Three of the Company’s Jones Act qualified vessels; the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (the “Vessels”) were previously chartered. The charter for the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, the Company, through its newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million. The $91.8 million purchase price was partially offset by certain liabilities, including an unfavorable lease liability and accrued vessel rent, to arrive at the Vessels’ carrying value as of the purchase date of $75.2 million.

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 23,	December 23,
	2013	2012
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,595	13,781

Total intangibles with definite lives	220,825	219,011
Accumulated amortization	(178,775)	(170,438)

Net intangibles with definite lives	42,050	48,573
Goodwill	198,793	198,793

Intangible assets, net	$240,843	$247,366

In connection with the purchase of the Vessels and the issuance of the $75.0 Million Agreement and the $20.0 Million Agreement, the Company paid financing costs of $2.6 million during the six months of 2013. All of the Company’s deferred financing costs are being amortized through non-cash interest expense through the maturity of the associated debt agreement.

11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 23,	December 23,
	2013	2012
Vessel operations	$17,556	$14,592
Payroll and employee benefits	16,658	13,409
Marine operations	6,047	7,677
Terminal operations	8,807	8,765
Fuel	5,873	5,546
Interest	7,002	4,946
Legal settlements	3,500	6,500
Restructuring	6,435	4,180
Other liabilities	8,706	21,743

Total other accrued liabilities	$80,584	$87,358

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current liabilities related to legal settlements, the Company also has commitments to make payments after June 23, 2014. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice (“DOJ”) of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016.

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

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of June 23, 2013, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$229	$229

Total liabilities	$—	$—	$229	$229

13. Pension and Post-retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of June 23, 2013. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended June 23, 2013 and June 24, 2012, and $0.4 million during each of the six months ended June 23, 2013 and June 24, 2012.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 23, 2013 and June 24, 2012, and $0.2 million during each of the six months ended June 23, 2013 and June 24, 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 23, 2013 and June 24, 2012, and $0.2 million during each of the six months ended June 23, 2013 and June 24, 2012.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended June 23, 2013 and June 24, 2012, and $0.2 million during each of the six months ended June 23, 2013 and June 24, 2012.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company has made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited. See Note 4 for information related to the estimated multi-employer pension plan withdrawal liability associated with the Company’s relocation of its northeast terminal operations from Elizabeth, New Jersey to Philadelphia, Pennsylvania.

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

Subsequent to the commencement of the DOJ investigation, class action lawsuits relating to ocean shipping services in the Puerto Rico, Hawaii and Alaska tradelanes were filed. The Company settled the class action lawsuits relating to the Puerto Rico tradelane and those lawsuits by plaintiffs who opted out of the class action. The United States District Court dismissed the class action lawsuits relating to the Hawaii tradelane and the United States Court of Appeals for the Ninth Circuit affirmed that decision. In May 2013, the plaintiffs in the lawsuit remaining in the District of Alaska filed a Notice of Voluntary Dismissal, resolving the last lawsuit arising out of the DOJ investigation. Any further antitrust lawsuits arising from the DOJ investigation against the Company or any of its current or former employees should be prevented by the applicable statute of limitations.

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed on May 15, 2013, and the Company was served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that the Company and other defendants, including freight forwarders, submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. The Company’s response to the complaint is due on August 7, 2013, and the Company intends to vigorously defend against the allegations set forth in the complaint.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On both June 23, 2013 and December 23, 2012, these letters of credit totaled $13.2 million.

15. Recent Accounting Pronouncements

Accounting pronouncements effective after June 23, 2013, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

16. Subsequent Event

Subsequent to June 23, 2013, the Company met the held for sale criteria for certain of its assets and intends to complete the sale of those assets within one year. As a result, the Company expects to record an impairment charge of approximately $3.0 million during the third quarter of 2013 in order to adjust the carrying value of the assets to the estimated proceeds less costs to sell.

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

Executive Overview

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24, 2012	June 23, 2013	June 24, 2012
	($ in thousands)
Operating revenue	$259,784	$270,939	$504,275	$534,294
Operating expense	243,808	269,932	492,596	539,348

Operating income (loss)	$15,976	$1,007	$11,679	$(5,054)

Operating ratio	93.9%	99.6%	97.7%	100.9%
Revenue containers (units)	56,159	59,768	107,480	116,854
Average unit revenue	$4,263	$4,269	$4,310	$4,263

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24, 2012	June 23, 2013	June 24, 2012
Net loss	$(1,504)	$(46,074)	$(21,856)	$(78,580)
Net loss from discontinued operations	(651)	(14,934)	(929)	(20,641)

Net loss from continuing operations	(853)	(31,140)	(20,927)	(57,939)
Interest expense, net	16,934	17,491	32,635	35,230
Income tax expense	7	49	126	346
Depreciation and amortization	12,758	13,019	25,360	27,432

EBITDA	28,846	(581)	37,194	5,069
Restructuring charge	409	—	5,252	—
Department of Justice antitrust investigation costs	35	427	247	1,183
Impairment charge	18	257	18	257
Union/other severance charge	17	156	318	1,279
Gain on change in value of debt conversion features	(114)	(32,800)	(159)	(19,130)
(Gain) loss on conversion of debt/other refinancing costs	(5)	47,706	(5)	37,370

Adjusted EBITDA	$29,206	$15,165	$42,865	$26,028

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24, 2012	June 23, 2013	June 24, 2012
Net loss	$(1,504)	$(46,074)	$(21,856)	$(78,580)
Net loss from discontinued operations	(651)	(14,934)	(929)	(20,641)

Net loss from continuing operations	(853)	(31,140)	(20,927)	(57,939)
Adjustments:
Restructuring charge	409	—	5,252	—
Department of Justice antitrust investigation costs	35	427	247	1,183
Impairment charge	18	257	18	257
Union/other severance charge	17	156	318	1,279
Accretion of legal settlements	240	578	504	1,121
Accretion of estimated multi-employer pension plan withdrawal liability	157	—	157	—
Gain on change in value of debt conversion features	(114)	(32,800)	(159)	(19,130)
(Gain) loss on conversion of debt/other refinancing costs	(5)	47,706	(5)	37,370
Tax impact of adjustments	1	—	7	—

Total adjustments	758	16,324	6,339	22,080

Adjusted net loss	$(95)	$(14,816)	$(14,588)	$(35,859)

	Quarters Ended		Six Months Ended
	June 23, 2013	June 24, 2012	June 23, 2013	June 24, 2012
Net loss per share	$(0.04)	$(2.30)	$(0.62)	$(6.78)
Net loss per share from discontinued operations	(0.02)	(0.75)	(0.03)	(1.78)

Net loss per share from continuing operations	(0.02)	(1.55)	(0.59)	(5.00)
Adjustments:
Restructuring charge	0.01	—	0.15	—
Department of Justice antitrust investigation costs	—	0.02	0.01	0.10
Impairment charge	—	0.01	—	0.02
Union/other severance charge	—	0.01	0.01	0.11
Accretion of legal settlements	0.01	0.03	0.01	0.10
Gain on change in value of debt conversion features	—	(1.64)	—	(1.64)
Loss on conversion of debt/other refinancing costs	—	2.38	—	3.22

Total adjustments	0.02	0.81	0.18	1.91

Adjusted net loss per share	$—	$(0.74)	$(0.41)	$(3.09)

Recent Developments

Vessel Repowering Initiative

On June 25, 2013, we announced that we hope to convert the power plants on two of our steam turbine cargo vessels to modern diesel engines capable of burning conventional liquid fuels or liquefied natural gas (LNG). The project’s goal is to reduce fuel consumption and lower emissions. The project, which would include an integrated repowering solution encompassing main engines, supporting components, and LNG storage tanks, has attracted interest from both domestic and foreign shipyards. As a result, request-for-pricings (RFPs) have been issued to multiple U.S. and foreign shipyards. Although we have not decided where the repowering work would be conducted at this time, we requested a predetermination ruling from the USCG National Vessel Documentation Center on coastwise eligibility in order to determine if we could consider foreign options in addition to U.S. shipyards for the project. The USCG ruled that the work as described can take place in a foreign shipyard without jeopardizing the Jones Act status of the vessels.

Expansion of Gulf Service

On May 28, 2013, we announced that we will add a Jacksonville call to our southbound service between Houston and San Juan, which will continue to operate on a 14-day roundtrip timetable. The schedule enhancement offers shippers a Tuesday sailing every other week from Jacksonville to San Juan. Adding the Jacksonville call also creates a high-speed, over-the-weekend marine option through Houston for cargo bound for southeastern destinations along the Eastern Seaboard. Our weekly Thursday service departing Jacksonville for Puerto Rico remains unchanged. The first sailing of the new service departed Houston on Friday, June 7, 2013, and arrived in Jacksonville on Tuesday, June 11, 2013.

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,400 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico as well as contracting for terminal services in the seven ports in the continental U.S.

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

There have been no material changes to the Company’s critical accounting policies during the six months ended June 23, 2013. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2012 as filed with the Securities and Exchange Commission (“SEC”).

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

Quarter Ended June 23, 2013 Compared with the Quarter Ended June 24, 2012

	Quarters Ended
	June 23, 2013	June 24, 2012	Change	% Change
	($ in thousands)
Operating revenue	$259,784	$270,939	$(11,155)	(4.1)%
Operating expense:
Vessel	73,184	92,222	(19,038)	(20.6)%
Marine	50,567	51,740	(1,173)	(2.3)%
Inland	45,131	46,629	(1,498)	(3.2)%
Land	36,215	35,609	606	1.7%
Rolling stock rent	9,918	10,694	(776)	(7.3)%

Cost of services	215,015	236,894	(21,879)	(9.2)%
Depreciation and amortization	9,580	10,397	(817)	(7.9)%
Amortization of vessel dry-docking	3,178	2,622	556	21.2%
Selling, general and administrative	18,075	19,529	(1,454)	(7.4)%
Restructuring charge	409	—	409	100.0%
Impairment charge	18	257	(239)	(93.0)
Miscellaneous (income) expense, net	(2,467)	233	(2,700)	(1,158.8)%

Total operating expense	243,808	269,932	(26,124)	(9.7)%

Operating income	$15,976	$1,007	$14,969	1,486.5%

Operating ratio	93.9%	99.6%		(5.7)%
Revenue containers (units)	56,159	59,768	(3,609)	(6.0)%
Average unit revenue	$4,263	$4,269	$(6)	(0.1)%

Operating Revenue. Our operating revenue decreased $11.2 million, or 4.1% during the quarter ended June 23, 2013 as compared to the quarter ended June 24, 2012. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(11,530)
Bunker and intermodal fuel surcharges decrease	(8,198)
Revenue container rate increase	4,477
Other non-transportation services revenue increase	4,096

Total operating revenue decrease	$(11,155)

The decrease in revenue container volume was primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.6% of total revenue in the quarter ended June 23, 2013 and approximately 23.7% of total revenue in the quarter ended June 24, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in non-transportation revenue was primarily due to an increase related to certain transportation services agreements and other services.

Cost of Services. The $21.9 million decrease in cost of services is primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, and a reduction in vessel lease expense due to the purchase of three vessels previously under charter, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $19.0 million for the quarter ended June 23, 2013 compared to the quarter ended June 24, 2012. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(12,489)
Vessel lease expense decrease	(3,705)
Labor and other vessel operating expense decrease	(1,906)
Vessel space charter expense decrease	(938)

Total vessel expense decrease	$(19,038)

The $12.5 million decline in fuel costs is comprised of a $7.4 million decrease due to lower consumption as a result of fewer operating days in 2013 due to dry-docking transits during 2012 and the service adjustment in our Puerto Rico tradelane, as well as $5.1 million as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred during the second quarter of 2012, partially offset by certain labor wage increases in 2013. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.2 million decrease in marine expense during the quarter ended June 23, 2013 was primarily due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense decreased to $45.1 million for the quarter ended June 23, 2013 compared to $46.6 million during the quarter ended June 24, 2012. The $1.5 million decrease in inland expense is primarily due to lower container volumes and a decline in fuel costs, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	June 23, 2013	June 24, 2012	% Change
	(in thousands)
Land expense:
Maintenance	$13,494	$13,678	(1.3)%
Terminal overhead	13,650	12,905	5.8%
Yard and gate	7,061	7,159	(1.4)%
Warehouse	2,010	1,867	7.7%

Total land expense	$36,215	$35,609	1.7%

Terminal overhead expense increased during 2013 due to higher utilities expense and maintenance of certain of our terminal locations. Yard and gate expense was lower as a result of decreased container volumes, partially offset by contractual increases.

Depreciation and Amortization. Depreciation and amortization was $9.6 million during the quarter ended June 23, 2013 as compared to $10.4 million during the quarter ended June 24, 2012. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Quarters Ended
	June 23, 2013	June 24, 2012	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,527	$2,104	67.6%
Depreciation and amortization—other	2,755	3,229	(14.7)%
Amortization of intangible assets	3,298	5,064	(34.9)%

Total depreciation and amortization	$9,580	$10,397	(7.9)%

Amortization of vessel dry-docking	$3,178	$2,622	21.2%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $3.2 million during the quarter ended June 23, 2013 compared to $2.6 million for the quarter ended June 24, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $18.1 million for the quarter ended June 23, 2013 compared to $19.5 million for the quarter ended June 24, 2012, a decrease of $1.5 million or 7.4%. This decrease is primarily due to a $1.4 million reduction in legal fees, including legal and professional fees expenses associated with the antitrust investigation and related legal proceeding, $0.5 million associated with our reduction in force, and a $0.2 million decline in stock based compensation expense, partially offset by $1.1 million of higher incentive based compensation expense.

Restructuring Charge. The $0.4 million restructuring charge was associated with the return of excess equipment related to the service adjustment in Puerto Rico.

Miscellaneous (Income) Expense, Net. Miscellaneous income, net increased $2.7 million during the quarter ended June 23, 2013 compared to the quarter ended June 24, 2012, primarily as a result of higher gains on the sale of assets and a decrease in bad debt expense.

Interest Expense, Net. Interest expense, net decreased to $16.9 million for the quarter ended June 23, 2013 compared to $17.5 million for the quarter ended June 24, 2012, a decline of $0.6 million or 3.4%. This reduction was primarily due to the conversion into equity of our Series A Notes and Series B Notes during the second quarter of 2012, partially offset by interest expense related to the debt issued during the first quarter of 2013.

Income Tax Expense. The effective tax rate for the quarters ended June 23, 2013 and June 24, 2012 was (0.8)% and (0.2)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Six Months Ended June 23, 2013 Compared with the Six Months Ended June 24, 2012

	Six Months Ended
	June 23, 2013	June 24, 2012	Change	% Change
	($ in thousands)
Operating revenue	$504,275	$534,294	$(30,019)	(5.6)%
Operating expense:
Vessel	149,422	180,868	(31,446)	(17.4)%
Marine	99,951	102,344	(2,393)	(2.3)%
Inland	87,022	93,326	(6,304)	(6.8)%
Land	71,633	73,489	(1,856)	(2.5)%
Rolling stock rent	19,571	20,667	(1,096)	(5.3)%

Cost of services	427,599	470,694	(43,095)	(9.2)%
Depreciation and amortization	19,150	20,797	(1,647)	(7.9)%
Amortization of vessel dry-docking	6,210	6,635	(425)	(6.4)%
Selling, general and administrative	37,839	41,042	(3,203)	(7.8)%
Restructuring charge	5,252	—	5,252	100.0%
Impairment charge	18	257	(239)	(93.0)%
Miscellaneous income, net	(3,472)	(77)	(3,395)	(4,409.1)%

Total operating expense	492,596	539,348	(46,752)	(8.7)%

Operating income (loss)	$11,679	$(5,054)	$16,733	331.1%

Operating ratio	97.7%	100.9%		(3.2)%
Revenue containers (units)	107,480	116,854	(9,374)	(8.0)%
Average unit revenue	$4,310	$4,263	$47	1.1%

Operating Revenue. Our operating revenue decreased $30.0 million, or 5.6% during the six months ended June 23, 2013 as compared to the six months ended June 24, 2012. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(30,143)
Bunker and intermodal fuel surcharges decrease	(11,943)
Revenue container rate increase	7,636
Other non-transportation services revenue increase	4,431

Total operating revenue decrease	$(30,019)

The decrease in revenue container volume was primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.9% of total revenue in the six months ended June 23, 2013 and approximately 22.9% of total revenue in the quarter ended June 24, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container rate was primarily due to rate increases to mitigate increased variable expenses. The increase in non-transportation revenue was primarily due to higher third-party terminal stevedoring services and an increase related to certain transportation services agreements.

Cost of Services. The $43.1 million decrease in cost of services is primarily due to the discontinuation of our sailing that departed Jacksonville, Florida each Tuesday, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, and a reduction in vessel lease expense due to the purchase of three vessels previously under charter, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $31.4 million for the six months ended June 23, 2013 compared to the six months ended June 24, 2012. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(19,556)
Vessel lease expense decrease	(5,886)
Labor and other vessel operating expense decrease	(4,560)
Vessel space charter expense decrease	(1,444)

Total vessel expense decrease	$(31,446)

The $19.6 million decline in fuel costs is comprised of a $13.0 million decrease due to lower consumption as a result of fewer operating days in 2013 due to dry-docking transits during 2012 and the service adjustment in our Puerto Rico tradelane, as well as $6.6 million as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking of our vessels in China that occurred during the first quarter of 2012, partially offset by labor wage increases in 2013. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $2.4 million decrease in marine expense during the six months ended June 23, 2013 was primarily due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense decreased to $87.0 million for the six months ended June 23, 2013 compared to $93.3 million during the six months ended June 24, 2012. The $6.3 million decrease in inland expense is primarily due to lower container volumes and a decline in fuel costs, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The decrease in land expense can be attributed to the following (in thousands):

	Six Months Ended
	June 23, 2013	June 24, 2012	% Change
	(in thousands)
Land expense:
Maintenance	$26,373	$27,681	(4.7)%
Terminal overhead	26,962	27,158	(0.7)%
Yard and gate	14,600	15,201	(4.0)%
Warehouse	3,698	3,449	7.2%

Total land expense	$71,633	$73,489	(2.5)%

The reduction in non-vessel related maintenance expenses was primarily due to a higher level of repair and maintenance activities during the first half of 2012. Yard and gate expenses were lower as a result of decreased container volumes, partially offset by contractual increases.

Depreciation and Amortization. Depreciation and amortization was $19.2 million during the six months ended June 23, 2013 as compared to $20.8 million during the six months ended June 24, 2012. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized and no longer subject to amortization expense.

	Six Months Ended
	June 23, 2013	June 24, 2012	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$6,711	$4,199	59.8%
Depreciation and amortization—other	5,683	6,474	(12.2)%
Amortization of intangible assets	6,756	10,124	(33.3)%

Total depreciation and amortization	$19,150	$20,797	(7.9)%

Amortization of vessel dry-docking	$6,210	$6,635	(6.4)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $6.2 million during the six months ended June 23, 2013 compared to $6.6 million for the six months ended June 24, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $37.8 million for the six months ended June 23, 2013 compared to $41.0 million for the six months ended June 24, 2012, a reduction of $3.2 million or 7.8%. This decrease is primarily due to a $3.2 million reduction in legal fees, including legal and professional fees expenses associated with the antitrust investigation and related legal proceeding, consulting fees of $0.4 million, and $1.0 million associated with our reduction in force, partially offset by $2.4 million of higher stock and incentive based compensation expenses.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first quarter of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $1.2 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Miscellaneous Income, Net. Miscellaneous income, net increased $3.4 million during the six months ended June 23, 2013 compared to the six months ended June 24, 2012, primarily as a result of higher gains on the sale of assets and a decrease in bad debt expense.

Interest Expense, Net. Interest expense, net decreased to $32.6 million for the six months ended June 23, 2013 compared to $35.2 million for the six months ended June 24, 2012, a decline of $2.6 million or 7.4%. This reduction was primarily due to the conversion into equity of our Series A Notes and Series B Notes during the second quarter of 2012, partially offset by interest expense related to the debt issued during the first quarter of 2013 and the SFL Notes issued during the second quarter of 2012.

Income Tax Expense. The effective tax rate for both the six months ended June 23, 2013 and June 24, 2012 was (0.6)%. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) the shutdown of our FSX service, and (v) principal and interest payments on our existing indebtedness. Cash totaled $13.8 million at June 23, 2013. As of June 23, 2013, borrowings outstanding under the ABL facility totaled $32.5 million and total borrowing availability was $26.7 million.

Operating Activities

Net cash provided by operating activities was $1.1 million for the six months ended June 23, 2013 compared to net cash used in operating activities of $14.2 million for the six months ended June 24, 2012. The improvement in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$23,016
Decrease in accounts receivable	5,748
Decrease in materials and supplies	4,558
Decrease in payments related to vessel leases	5,835
Decrease in accounts payable	(18,679)
Increase in payments related to legal settlements	(5,000)
Other changes in working capital, net	(161)

Total improvement in cash used in operating activities	$15,317

Investing Activities

Net cash used in investing activities was $91.1 million for the six months ended June 23, 2013 compared to $3.4 million for the six months ended June 24, 2012. The $87.7 million increase in net cash consumed is primarily due to the acquisition of three vessels that were previously chartered.

Financing Activities

Net cash provided by financing activities during the six months ended June 23, 2013 was $77.3 million compared to $36.1 million for the six months ended June 24, 2012. The net cash provided by financing activities during the six months ended June 23, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three vessels that were previously chartered as well as a net $10.0 million repayment under the ABL Facility as compared to $42.5 million borrowed under debt agreements during the six months ended June 24, 2012. In addition, during the six months ended June 23, 2013, we paid $5.6 million in financing costs related to fees associated with the new debt issued. We paid $4.4 million during the six months ended June 24, 2012 in financing costs related to our overall refinancing efforts and the conversion of debt to equity.

Outlook

We expect 2013 revenue container volume and rates to be slightly higher than 2012 levels, excluding the loss of revenue container volumes associated with the reduced number of sailings from Jacksonville, Florida to San Juan, Puerto Rico. We expect revenue container rates to increase marginally and these increases are necessary to partially mitigate increases in expenses associated with our revenue container volumes, including our vessel payroll and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others.

During 2012 we incurred considerable expense associated with the dry-docking of our Puerto Rico vessels in Asia. Although we intend to dry-dock four of our west coast vessels in Asia during 2013 and we dry-docked four vessels in 2012, the expenses will be significantly lower in 2013 due to the much shorter transit and out of service times for our west coast vessels.

We will have overhead savings associated with the reduction in our non-union workforce beyond the reductions associated with the Puerto Rico service change. We continually evaluate our processes for potential efficiencies and have employed numerous cost savings initiatives. For example, our move from Elizabeth, New Jersey to Philadelphia will produce significant advantages for our customers and will also yield long term-cost efficiencies for us. These reductions will be partially offset by higher incentive and stock-based compensation expense, as well as other administrative expenses.

Our vessel lease expense will be approximately $13.8 million lower than in 2012 due to the acquisition of three of our Jones Act qualified vessels that were previously chartered on January 31, 2013. The lower vessel lease expense will be partially offset by approximately $8.5 million of additional interest expense in 2013 in connection with debt incurred for the acquisition of those vessels.

As a result of these factors, management continues to expect 2013 financial results will significantly exceed 2012 results, with 2013 adjusted EBITDA projected between $85.0 million and $97.0 million, compared with $66.0 million in fiscal 2012. We remain focused on continuing to further improve liquidity. Total liquidity during the remainder of 2013 is expected to range between a low of approximately $45.0 million at the end of fiscal July to a high of approximately $60.0 million at the end of fiscal December.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $28.0 million and $22.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include routine vessel modifications, rolling stock, and terminal infrastructure and equipment.

We also expect to spend approximately $3.5 million during the next twelve months for legal settlements and legal expenses associated with the DOJ investigation, as well as approximately $2.0 million related to severance and the repositioning and return of excess rolling stock equipment as a result of the modification of our Puerto Rico service.

During April 2013, we moved our northeast terminal operations from Elizabeth, New Jersey to Philadelphia, Pennsylvania. In association with the relocation, we recorded a restructuring charge that included an estimate of our liability related to the withdrawal from the Port of Elizabeth’s multiemployer pension plan. As of the date hereof, we have not yet received the actual withdrawal liability amount or the timing of such payments, however, we do expect to make payments related to our multiemployer pension plan withdrawal liability over the next twelve months.

In addition to the dry-docking and capital expenditures, legal settlements and DOJ related fees, we expect to utilize cash flows to make interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months.

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

The First Lien Notes are secured by a first priority lien on all Secured Notes Priority Collateral and a second priority lien on all ABL Priority Collateral (each as defined below). The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of June 23, 2013.

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

On April 15, 2012, October 15, 2012, and April 15, 2013, we issued an additional $7.9 million, $8.1 million, and $8.7 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, we have elected to satisfy our interest obligation under the Second Lien Notes due October 15, 2013 by issuing additional Second Lien Notes. As such, as of June 23, 2013, we have recorded $3.5 million of accrued interest as an increase to long-term debt.

The Second Lien Notes are secured by a second priority lien on all Secured Notes Priority Collateral and a third priority lien on all ABL Priority Collateral. The Second Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of our assets. These covenants are subject to certain exceptions and qualifications. We were in compliance with all such applicable covenants as of June 23, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby we issued $40.0 million aggregate principal amount of our Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy our obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012 and April 15, 2013, we issued an additional $3.1 million and $3.2 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, we have elected to satisfy our interest obligation under the SFL Notes due October 15, 2013 by issuing additional SFL Notes. As such, as of June 23, 2013, we have recorded $1.3 million of accrued interest as an increase to long-term debt.

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

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and $20.0 Million Agreement (both as defined below). In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, (i) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (ii) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (iii) the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and (iv) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 23, 2013, borrowings outstanding under the ABL facility totaled $32.5 million and total borrowing availability was $26.7 million. We had $13.2 million of letters of credit outstanding as of June 23, 2013.

The ABL Facility is secured by (i) a first priority lien on our interest in accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and our joint ventures) and cash, in each case with certain exceptions and (ii) a fifth priority lien on all or substantially all other of our assets securing the $20.0 Million Agreement, the First Lien Notes, the Second Lien Notes and the 6.00% Convertible Notes.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. We were in compliance with all such applicable covenants as of June 23, 2013.

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

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “SPEs”), including the Vessels. The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, we paid financing costs of $2.5 million during the first six months of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, we will also pay an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. We are recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). We were in compliance with all such covenants as of June 23, 2013. The agent and the lenders under the $75.0 Million Agreement have acknowledged they have been notified that they do not, pursuant to the loan, have any recourse to the stock or assets of Horizon or any of its subsidiaries (other than the SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under Horizon’s ABL facility or the Indentures.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (the “Loan Parties”) to the existing 11.00% First Lien Senior Secured Notes due 2016, the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, and the 6.00% Series A Convertible Senior Secured Notes due 2017 (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement is secured by substantially all of the assets of the Loan Parties that secure the Notes, on a priority basis relative to the Notes. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. In connection with the issuance of the $20.0 Million Agreement, we paid financing costs of $0.5 million during the first six months of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of June 23, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017, and are convertible at the option of the holders, and at our option under certain circumstances, including listing of our shares of common stock on either the NYSE or NASDAQ markets into shares of our common stock or warrants, as the case may be.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1 as of December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of June 23, 2013 there were 1.2 billion warrants outstanding for the purchase of up to 56.8 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert its warrants, in whole or in part, into shares of our common stock, without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of June 23, 2013, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of June 23, 2013, we had $32.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

Accounting pronouncements effective after June 23, 2013, are not expected to have a material effect our consolidated financial position or results of operations.

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

Factors that may cause actual results to differ from expected results include:

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions,

•	the reaction of our customers and business partners to our announcements and filings, including those referred to herein,

•	prices for our services,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	our ability to obtain financing on acceptable terms or generate sufficient free cash flow to pay for the potential vessel repowering project,

•	our ability to manage the potential vessel repowering project effectively to deliver the results we hope to achieve,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	the successful start-up of any Jones-Act competitor,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	the aging of our vessels and unexpected substantial dry-docking or repair costs for our vessels.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 23, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the commencement of the DOJ investigation, class action lawsuits relating to ocean shipping services in the Puerto Rico, Hawaii and Alaska tradelanes were filed. We settled the class action lawsuits relating to the Puerto Rico tradelane and those lawsuits by plaintiffs who opted out of the class action. The United States District Court dismissed the class action lawsuits relating to the Hawaii tradelane and the United States Court of Appeals affirmed that decision. In May 2013, the plaintiffs in the lawsuit remaining in the District of Alaska filed a Notice of Voluntary Dismissal, resolving the last lawsuit arising out of the DOJ investigation. Any further antitrust lawsuits arising from the DOJ investigation against us or any of our current or former employees should be prevented by the applicable statute of limitations.

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed on May 15, 2013, and we were served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and other defendants, including freight forwarders, submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. Our response to the complaint is due on August 7, 2013, and we intend to vigorously defend against the allegations set forth in the complaint.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed June 21, 2013).

10.1	Form of Restricted Stock Unit Agreement dated June 1, 2013 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 5, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed June 21, 2013).

10.1	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed June 5, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.