Form 10-Q
period 2013-09-22
Horizon Lines, Inc.
filed 2013-11-05
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 22, 2013

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

At October 23, 2013, 38,884,580 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

Page No.
Part I. Financial Information	1

1. Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations	2

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3. Quantitative and Qualitative Disclosures About Market Risk	40

4. Controls and Procedures	41

Part II. Other Information	42

1. Legal Proceedings	42

1A. Risk Factors	42

2. Unregistered Sales of Equity Securities and Use of Proceeds	42

3. Defaults Upon Senior Securities	42

4. Mine Safety Disclosures	42

5. Other Information	42

6. Exhibits	42

Signature	44

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
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
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 22	December 23,
	2013	2012
Assets
Current assets
Cash	$2,353	$27,839
Accounts receivable, net of allowance of $3,346 and $3,465 at September 22, 2013 and December 23, 2012, respectively	110,455	99,685
Materials and supplies	24,943	29,521
Deferred tax asset	3,801	4,626
Assets held for sale	7,702	—
Other current assets	6,714	8,563

Total current assets	155,968	170,234
Property and equipment, net	224,881	160,050
Goodwill	198,793	198,793
Intangible assets, net	38,112	48,573
Other long-term assets	25,100	23,584

Total assets	$642,854	$601,234

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$42,659	$46,584
Current portion of long-term debt, including capital leases	8,950	3,608
Accrued vessel rent	—	4,902
Other accrued liabilities	92,236	87,358

Total current liabilities	143,845	142,452
Long-term debt, including capital leases, net of current portion	500,287	434,222
Deferred rent	—	9,081
Deferred tax liability	4,425	4,662
Other long-term liabilities	26,458	27,559

Total liabilities	675,015	617,976

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 38,885 shares issued and outstanding as of September 22, 2013, and 100,000 shares authorized, 34,434 shares issued and outstanding as of December 23, 2012	999	954
Additional paid in capital	383,466	381,445
Accumulated deficit	(415,732)	(397,958)
Accumulated other comprehensive loss	(894)	(1,183)

Total stockholders’ deficiency	(32,161)	(16,742)

Total liabilities and stockholders’ deficiency	$642,854	$601,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 22	September 23,	September 22,	September 23,
	2013	2012	2013	2012
Operating revenue	$273,663	$279,604	$777,938	$813,898
Operating expense:
Cost of services (excluding depreciation expense)	220,059	233,528	647,659	704,221
Depreciation and amortization	9,216	9,319	28,366	30,116
Amortization of vessel dry-docking	4,221	3,954	10,430	10,589
Selling, general and administrative	18,853	19,447	56,691	60,492
Restructuring charge	1,042	—	6,294	—
Impairment charge	2,619	—	2,637	257
Miscellaneous (income) expense, net	(265)	134	(3,738)	51

Total operating expense	255,745	266,382	748,339	805,726
Operating income	17,918	13,222	29,599	8,172
Other expense:
Interest expense, net	17,015	13,808	49,649	49,036
Loss (gain) on conversion of debt	—	368	(5)	36,789
Loss (gain) on change in value of debt conversion features	23	(255)	(136)	(19,385)
Other expense, net	6	8	16	32

Income (loss) from continuing operations before income tax benefit	874	(707)	(19,925)	(58,300)
Income tax benefit	(729)	(2,150)	(603)	(1,805)

Net income (loss) from continuing operations	1,603	1,443	(19,322)	(56,495)
Net income (loss) from discontinued operations	2,477	414	1,548	(20,228)

Net income (loss)	$4,080	$1,857	$(17,774)	$(76,723)

Basic net income (loss) per share:
Continuing operations	$0.04	$0.05	$(0.54)	$(2.98)
Discontinued operations	0.07	0.01	0.04	(1.07)

Basic net income (loss) per share	$0.11	$0.06	$(0.50)	$(4.05)

Diluted net income (loss) per share:
Continuing operations	$0.02	$0.02	$(0.54)	$(2.98)
Discontinued operations	0.03	0.00	0.04	(1.07)

Diluted net income (loss) per share	$0.05	$0.02	$(0.50)	$(4.05)

Number of weighted average shares used in calculations:
Basic	36,215	33,642	35,521	18,943
Diluted	88,803	90,745	35,521	18,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Net income (loss)	$4,080	$1,857	$(17,774)	$(76,723)
Other comprehensive (loss) income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	(29)	129	289	386
Unwind of interest rate swap, net of tax	—	(1,406)	—	(727)

Other comprehensive (loss) income	(29)	(1,277)	289	(341)

Comprehensive income (loss)	$4,051	$580	$(17,485)	$(77,064)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 22, 2013	September 23, 2012
Cash flows from operating activities:
Net loss from continuing operations	$(19,322)	$(56,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,472	16,015
Amortization of other intangible assets	9,894	14,101
Amortization of vessel dry-docking	10,430	10,589
Amortization of deferred financing costs	2,419	1,977
(Gain) loss on conversion of debt	(5)	36,789
Restructuring charge	6,294	—
Impairment charge	2,637	257
Gain on change in value of debt conversion features	(136)	(19,385)
Deferred income taxes	(418)	(170)
Gain on equipment disposals	(4,369)	(170)
Stock-based compensation	2,336	1,274
Payment-in-kind interest expense	18,815	14,946
Accretion of interest on debt	742	3,963
Other non-cash interest accretion	975	1,543
Changes in operating assets and liabilities:
Accounts receivable	(10,770)	(9,988)
Materials and supplies	4,321	153
Other current assets	1,726	(902)
Accounts payable	(3,925)	12,937
Accrued liabilities	6,017	8,515
Vessel rent	(777)	(9,918)
Vessel dry-docking payments	(12,284)	(14,578)
Legal settlement payments	(6,500)	(5,500)
Other assets/liabilities	9	128

Net cash provided by operating activities from continuing operations	26,581	6,081
Net cash provided by (used in) operating activities from discontinued operations	2,431	(23,875)

Cash flows from investing activities:
Purchases of property and equipment	(106,417)	(9,511)
Proceeds from the sale of property and equipment	7,929	1,407

Net cash used in investing activities	(98,488)	(8,104)

Cash flows from financing activities:
Issuance of debt	95,000	—
Payments on ABL facility	(58,000)	—
Borrowing under ABL facility	15,500	42,500
Payments on long-term debt	(1,125)	(3,359)
Payment of financing costs	(5,637)	(5,679)
Payments on capital lease obligations	(1,748)	(1,356)

Net cash provided by financing activities	43,990	32,106

Net (decrease) increase in cash from continuing operations	(27,917)	30,083
Net increase (decrease) in cash from discontinued operations	2,431	(23,875)

Net (decrease) increase in cash	(25,486)	6,208
Cash at beginning of period	27,839	21,147

Cash at end of period	$2,353	$27,355

Supplemental disclosure of non-cash financing activity:
Conversion of debt to equity	$20	$282,278
Notes issued as payment-in-kind	$11,933	$15,730
Second lien notes issued to SFL	$—	$40,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Alaska, LLC (“Horizon Lines of Alaska”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly-owned subsidiary, as well as Road Raiders Transportation, Inc. and Road Raiders Logistics, Inc. (collectively, “Road Raiders”), Delaware corporations and wholly-owned subsidiaries. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, Hawaii, and Puerto Rico. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. Road Raiders provides integrated logistics service offerings.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

During 2011, the Company discontinued its FSX trans-Pacific container shipping service. There will not be any significant future cash flows related to the ceased operations of the FSX service. In addition, the Company does not have any significant continuing involvement in the divested operations. As a result, the FSX service has been classified as discontinued operations in all periods presented. See Footnote 5 for additional details of ongoing activities related to discontinued operations.

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

The financial statements as of September 22, 2013 and the financial statements for the quarters and nine months ended September 22, 2013 and September 23, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	September 22,	December 23,
	2013	2012
First lien notes	$223,675	$225,305
Second lien notes	180,189	160,871
$75.0 million term loan agreement	73,060	—
$20.0 million term loan agreement	19,552	—
Capital lease obligations	11,118	7,443
6.0% convertible notes	1,643	1,711
ABL facility	—	42,500

Total long-term debt	509,237	437,830
Less current portion	(8,950)	(3,608)

Long-term debt, net of current portion	$500,287	$434,222

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, and the $20.0 Million Agreement are defined and described below.

Road Raiders Inland, Inc. and each of its downstream subsidiaries are currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements. The Alaska SPEs (as defined below) are “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement and do not guarantee any of the Horizon Lines Debt Agreements.

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above.

The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines, the Immaterial Subsidiaries, and the Unrestricted Subsidiaries.

The ABL Facility is secured on a first priority basis by liens on the accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and joint ventures of the Company) and cash, in each case with certain exceptions, of the Company and the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above (collectively, the “ABL Priority Collateral”). Substantially all other assets of the Company and the Company’s subsidiaries, other than the assets of the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above, also serve as collateral for the Horizon Lines Debt Agreements (collectively, such other assets are the “Secured Notes Priority Collateral”). The following table lists the order of lien priority for each of the Horizon Lines Debt Agreements on the Secured Notes Priority Collateral and the ABL Priority Collateral, as applicable:

	Secured Notes Priority Collateral	ABL Priority Collateral
$20 Million Agreement	First	Second
First Lien Notes	Second	Third
Second Lien Notes	Third	Fourth
6.0% Convertible Notes	Fourth	Fifth
ABL Facility	Fifth	First

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually beginning on April 15, 2012, and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected Horizon Lines’ ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

Second Lien Notes

On October 5, 2011, Horizon Lines completed the sale of $100.0 million aggregate principal amount of its 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”).

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually, beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, and April 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million and $8.7 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2013 by issuing additional Second Lien Notes. As such, as of September 22, 2013, Horizon Lines has recorded $8.2 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012 and April 15, 2013, Horizon Lines issued an additional $3.1 million and $3.2 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due October 15, 2013 by issuing additional SFL Notes. As such, as of September 22, 2013, Horizon Lines has recorded $3.0 million of accrued interest as an increase to long-term debt.

ABL Facility

On October 5, 2011, Horizon Lines entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. Horizon Lines has the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility was used on the closing date for the rollover of certain issued and outstanding letters of credit and is used by Horizon Lines for working capital and other general corporate purposes.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement (as defined below) and $20.0 Million Agreement. In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, (i) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (ii) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (iii) the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and (iv) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $67.2 million. Horizon Lines had $12.9 million of letters of credit outstanding as of September 22, 2013.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

$75.0 Million Term Loan Agreement

Three of Horizon Lines’ Jones Act qualified vessels: the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (collectively, the “Vessels”) were previously chartered. The charter for the Vessels was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, the Company, through its newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million.

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “Alaska SPEs”), which primarily includes the Vessels. The operations of the Alaska SPEs are limited to a bareboat charter of the Vessels between Horizon Alaska and Horizon Lines and a sublease of a terminal facility in Anchorage, Alaska between Alaska Terminals and Horizon Lines of Alaska.

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during the first nine months of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. The Company is recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of September 22, 2013. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016.

In connection with the issuance of the $20.0 Million Agreement, Horizon Lines paid financing costs of $0.5 million during the first nine months of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska. The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels.

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

6.00% Convertible Notes

On October 5, 2011, the Company issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, collectively the “6.00% Convertible Notes”). The 6.00% Convertible Notes were issued pursuant to an indenture, which the Company and the Loan Parties entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of September 22, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be.

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

The long-term debt and embedded conversion options associated with the 6.00% Convertible Notes were recorded on the Company’s balance sheet at their fair value on October 5, 2011. On October 5, 2011, the fair value of the long-term debt portion of the Series A Notes and Series B Notes was $105.6 million and $58.6 million, respectively. The original issue discounts associated with the 6.00% Convertible Notes still outstanding are being amortized through interest expense through the maturity of the Series A Notes.

As of September 22, 2013, the fair value of the embedded conversion features was $0.3 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash loss of $23 thousand and a non-cash gain of $0.1 million during the quarter and nine months ended September 22, 2013, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of September 22, 2013 there were 1.1 billion warrants outstanding for the purchase of up to 53.0 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

Warrant holders will not be permitted to exercise or convert their warrants if and to the extent the shares of common stock issuable upon exercise or conversion would constitute “excess shares” (as defined in the Company’s certificate of incorporation) if they were issued in order to abide by the foreign ownership limitations imposed by the Company’s certificate of incorporation. In addition, a warrant holder who cannot establish to the Company’s reasonable satisfaction that it (or, if not the holder, the person that the holder has designated to receive the common stock upon exercise or conversion) is a United States citizen will not be permitted to exercise or convert its warrants to the extent the receipt of the common stock upon exercise or conversion would cause such person or any person whose ownership position would be aggregated with that of such person to exceed 4.9% of the Company’s outstanding common stock.

The warrants contain no provisions allowing the Company to force redemption, and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on September 22, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of September 22, 2013 and December 23, 2012 were $486.6 million and $411.4 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Restructuring

On December 5, 2012, the Company announced that it would discontinue its sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company recorded additional charges of $0.9 million and $0.5 million during the first nine months of 2013 as a result of the return of a portion of its excess leased equipment and union severance, respectively. The Company expects to complete the return of its remaining excess leased equipment during the fourth quarter of 2013.

The Company also initiated a plan during the fourth quarter of 2012 to further reduce its non-union workforce beyond the reductions associated with the Puerto Rico service change and recorded a charge of an additional $1.2 million of expenses for severance and other employee-related costs. The Company’s non-union workforce was reduced by approximately 38 positions in total, including 26 existing and 12 open positions. The workforce reduction was completed on January 31, 2013.

During April 2013, the Company moved its northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, the Company recorded an estimated restructuring charge of $4.1 million during the first quarter of 2013 resulting from the withdrawal from the Port of Elizabeth’s multiemployer pension plan. During the third quarter of 2013, the Company received additional information related to the liability associated with the withdrawal from the Port of Elizabeth’s multiemployer pension plan and recorded an additional $0.8 million restructuring charge. During the fourth quarter of 2013, the Company reached a Settlement Agreement whereby the Company will pay $5.3 million during the fourth quarter to satisfy its liability associated with the withdrawal from the multiemployer pension plan.

The following table presents the restructuring reserves at September 22, 2013, as well as activity during the nine months (in thousands):

	Balance at December 23, 2012	Provision		Payments	Balance at September 22, 2013
Personnel-related costs	$1,962	$450		$(1,161)	$1,251
Equipment and relocation costs	2,218	945		(2,943)	220
Multi-employer pension plan withdrawal liability	—	5,278	(1)	—	5,278

Total	$4,180	$6,673		$(4,104)	$6,749

(1)	Includes $0.4 million of non-cash interest accretion related to the liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan.

5. Discontinued Operations

On October 21, 2011, the Company finalized a decision to terminate the FSX trans-Pacific container shipping service and ceased all operations related to the FSX service during the fourth quarter of 2011. The entire component comprising the FSX service has been discontinued. Accordingly, there will not be any significant future cash flows related to these ceased operations.

During the fourth quarter of 2011, the Company recorded a restructuring charge as a result of the shutdown of the FSX service. The restructuring charge included, among other things, an amount related to the present value of the Company’s future vessel lease obligations. During 2012, the Company recorded $4.2 million of non-cash accretion of the vessel lease liability. On April 5, 2012, the Company entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. The Global Termination Agreement became effective April 9, 2012. In connection with the Global Termination Agreement, the Company adjusted the restructuring charge related to its vessel lease obligations originally recorded during the fourth quarter of 2011. Based on (i) the issuance to SFL of $40.0 million in aggregate principal amount of Second Lien Notes, (ii) the 9,250,000 warrants issued to SFL on April 9, 2012, (iii) fees associated with the vessel lease termination and reimbursement obligations to the SFL Parties, and (iv) the net present value of the vessel lease liability as of April 9, 2012, the Company recorded an additional restructuring charge of $14.1 million during the 2nd quarter of 2012, which was recorded as part of discontinued operations.

The following table presents the restructuring reserves at September 22, 2013, as well as activity during the nine months (in thousands):

	Balance at December 23, 2012	Payments	Provision	Balance at September 22, 2013
Vessel leases	$747	$(766)	$19	$—

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Operating revenue	$—	$3	$—	$490
Operating income (loss)	3,484	414	2,555	(16,078)
Net income (loss)	2,477	414	1,548	(20,228)

During 2013, the Company incurred legal and professional fees associated with an ongoing arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses.

6. Assets Held for Sale and Impairment Charge

Assets held for sale as of September 22, 2013 includes payments for two new cranes, which are not yet placed into service. These cranes were initially purchased for use in the Company’s Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that are expected to continue beyond 2014. During the third quarter of 2013, the Company entered into a letter of intent to sell the cranes. As a result of the reclassification to assets held for sale during the quarter ended September 22, 2013, the Company recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell, which approximates fair value (Level 2). The Company completed the sale of the cranes during the fourth quarter of 2013.

7. Income Taxes

The Company continues to believe it will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved, except for intraperiod allocations of income tax expense as discussed below.

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, the Company is required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the quarter ended September 22, 2013, the Company has recorded a tax benefit in continuing operations. As such, the Company’s tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23 2012	September 22, 2013	September 23, 2012
Restricted stock units	$705	$918	$2,229	$939
Restricted stock / vested shares	25	98	107	335

	$730	$1,016	$2,336	$1,274

Restricted Stock Units

On July 5, 2012, the Company granted Samuel A. Woodward, its President and Chief Executive Officer, 3.0 million RSUs. The grant was made pursuant to the employment agreement between Mr. Woodward and the Company. A portion of the RSUs will vest during the periods ending December 31, 2013, December 31, 2014, and June 30, 2015, solely if Mr. Woodward remains in continuous employment with the Company. The remaining RSUs will vest on any of the same dates if Mr. Woodward remains in continuous employment with the Company and certain performance goals established by the Board of Directors or the Compensation Committee have been met. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. However, the Company has determined it does not expect to meet the performance goals established for 2013. Accordingly, the Company has not recorded any expense during 2013 related to these performance-based RSUs.

On July 25, 2012, the Company granted 150,000 RSUs to each non-employee member of the Board of Directors. A portion of the RSUs for each director vested on March 31, 2013, and the remaining portions will vest during the periods ending March 31, 2014 and March 31, 2015, if the director is continuously a member of the Board of Directors at those dates. Each vested RSU shall be settled by lump sum delivery of shares of the Company’s common stock within thirty days following termination of the director’s service as a member of the Board of Directors.

On July 25, 2012, the Company granted certain senior management employees of the Company a total of approximately 2.8 million RSUs. A portion of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company did not meet the 2012 performance goals set forth in the RSU grant. As a result, the Company did not record any compensation expense during 2012 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. However, the Company has determined it does not expect to meet the performance goals established for 2013. Accordingly, the Company has not recorded any expense during 2013 related to these performance-based RSUs. Each vested RSU shall be settled within 30 days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

On December 26, 2012, the Company granted a senior management employee of the Company a total of approximately 0.2 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company has determined it does not expect to meet the performance goals established for 2013. Accordingly, the Company has not recorded any expense during 2013 related to these performance-based RSUs. Each vested RSU shall be settled within 30 days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

On June 1, 2013, the Company granted a senior management employee of the Company a total of approximately 0.2 million RSUs. One half of the RSUs granted will vest during the periods ending March 31, 2014 and March 31, 2015 solely if the employee remains in continuous employment with the Company. The other half of the RSUs will vest on any of those same dates if certain performance goals are met and the employee remains in continuous employment with the Company. The Company has determined it does not expect to meet the performance goals established for 2013. Accordingly, the Company has not recorded any expense during 2013 related to these performance-based RSUs. Each vested RSU shall be settled within 30 days following termination of the employment with the Company. Fifty percent of the vested RSUs shall be settled in shares of the Company’s common stock and the remaining fifty percent of such vested RSUs shall be settled, in the discretion of the Company, either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

A summary of the status of the Company’s RSU awards as of September 22, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	6,119,167	$1.87
Granted	416,667	$1.51
Vested	(540,958)	$1.87
Forfeited	—	—

Nonvested at September 22, 2013	5,994,876	$1.85

As of September 22, 2013, there was $7.4 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of September 22, 2013 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	8,327	$134.25
Granted	—	—
Vested	(4,144)	$123.00
Forfeited	—	—

Nonvested at September 22, 2013	4,183	$145.25

As of September 22, 2013, there was $47 thousand of unrecognized compensation expense related to all restricted stock awards, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of September 22, 2013, there was no unrecognized compensation costs related to stock options. A summary of stock option activity is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 23, 2012	36,059	$390.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(9,230)	$357.50

Outstanding and exercisable at September 22, 2013	26,829	$402.25	2.80	$—

9. Net Income (Loss) per Common Share

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

Net income (loss) per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Numerator:
Net income (loss) from continuing operations	$1,603	$1,443	$(19,322)	$(56,495)
Net income (loss) from discontinued operations	2,477	414	1,548	(20,228)

Net income (loss)	$4,080	$1,857	$(17,774)	$(76,723)

Denominator:
Denominator for basic net income (loss) per common share:
Weighted average shares outstanding	36,215	33,642	35,521	18,943

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	52,588	57,103	—	—

Denominator for diluted net income (loss) per common share	88,803	90,745	35,521	18,943

Basic net income (loss) per common share:
From continuing operations	$0.04	$0.05	$(0.54)	$(2.98)
From discontinued operations	0.07	0.01	0.04	(1.07)

Basic net income (loss) per common share	$0.11	$0.06	$(0.50)	$(4.05)

Diluted net income (loss) per common share:
From continuing operations	$0.02	$0.02	$(0.54)	$(2.98)
From discontinued operations	0.03	0.00	0.04	(1.07)

Diluted net income (loss) per common share	$0.05	$0.02	$(0.50)	$(4.05)

Warrants outstanding to purchase 52.6 million and 57.2 million common shares have been excluded from the denominator for calculating diluted net loss per share during the nine months ended September 22, 2013 and September 23, 2012, respectively, as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards contain non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 1 thousand and 3 thousand shares have been excluded from the denominator for basic net loss per share during the nine months ended September 22, 2013 and September 23, 2012, respectively.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Agreement, the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof. The Company intends to (i) include in its proxy statement for the Company’s 2014 Annual Meeting of Stockholders a proposal soliciting stockholder approval of the Rights Plan or (ii) repeal the Rights Plan prior to the 2014 Annual Meeting. In the event that the Company elects to include a proposal to approve the Rights Plan in the proxy statement, and the Company does not receive the affirmative vote of the majority of shares present in person or represented by proxy at the 2014 Annual Meeting of Stockholders and entitled to vote on the matter, then the Company will promptly take action to repeal the Rights Plan.

10. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 22, 2013		December 23, 2012
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$226,665	$131,699	$156,705	$63,855
Containers	40,603	25,737	35,604	20,573
Chassis	18,702	9,944	13,745	5,626
Cranes	28,746	12,587	28,070	13,371
Machinery and equipment	33,218	11,006	32,088	10,535
Facilities and land improvements	30,005	21,495	29,862	22,508
Software	24,004	1,092	23,562	1,308
Construction in progress	11,321	11,321	22,274	22,274

Total	$413,264	$224,881	$341,910	$160,050

On January 31, 2013, the Company, through its newly formed subsidiary Horizon Alaska, acquired off of charter the Vessels for a purchase price of approximately $91.8 million. The charter for the Vessels was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. The $91.8 million purchase price was partially offset by certain liabilities, including an unfavorable lease liability and accrued vessel rent, to arrive at the Vessels’ carrying value as of the purchase date of $75.2 million.

11. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 22, 2013	December 23, 2012
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,633	13,781

Total intangibles with definite lives	220,863	219,011
Accumulated amortization	(182,751)	(170,438)

Net intangibles with definite lives	38,112	48,573
Goodwill	198,793	198,793

Intangible assets, net	$236,905	$247,366

In connection with the purchase of the Vessels and the issuance of the $75.0 Million Agreement and the $20.0 Million Agreement, the Company paid financing costs of $2.6 million during the first nine months of 2013. All of the Company’s deferred financing costs are being amortized through non-cash interest expense through the maturity of the associated debt agreement.

12. Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 22, 2013	December 23, 2012
Vessel operations	$13,529	$14,592
Payroll and employee benefits	17,330	13,409
Marine operations	7,476	7,677
Terminal operations	9,374	8,765
Fuel	7,005	5,546
Interest	12,882	4,946
Legal settlements	3,500	6,500
Restructuring	6,749	4,180
Other liabilities	14,391	21,743

Total other current accrued liabilities	$92,236	$87,358

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after September 22, 2014. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016, all of which are included in other long term liabilities.

13. Fair Value Measurement

U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of September 22, 2013, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$256	$256

Total liabilities	$—	$—	$256	$256

14. Pension and Post-retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 union employees as of September 22, 2013. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million during each of the quarters ended September 22, 2013 and September 23, 2012, and $0.6 million during each of the nine months ended September 22, 2013 and September 23, 2012.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 22, 2013 and September 23, 2012, and $0.3 million during each of the nine months ended September 22, 2013 and September 23, 2012.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 22, 2013 and September 23, 2012, and $0.3 million during each of the nine months ended September 22, 2013 and September 23, 2012.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.1 million during each of the quarters ended September 22, 2013 and September 23, 2012, and $0.3 million during each of the nine months ended September 22, 2013 and September 23, 2012.

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multiemployer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage of cargo moved, or a combination thereof. Expense for these plans is recognized as contributions are funded. The Company has made higher payments related to increased assessments as a result of lower container volumes and increased benefit costs. If the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited. See Note 4 for information related to the estimated multiemployer pension plan withdrawal liability associated with the Company’s relocation of its northeast terminal operations from Elizabeth, New Jersey to Philadelphia, Pennsylvania.

15. Commitments and Contingencies

Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed on May 15, 2013, and the Company was served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that the Company and another defendant submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. The Company has filed responsive pleadings and intends to vigorously defend against the allegations set forth in the complaint.

In the ordinary course of business, from time to time, the Company becomes involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company generally maintains insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company also, from time to time, becomes involved in routine employment-related disputes and disputes with parties with which the Company has contractual relations. The Company’s policy is to disclose contingent liabilities associated with both asserted and unasserted claims after all available facts and circumstances have been reviewed and the Company determines that a loss is reasonably possible. The Company’s policy is to record contingent liabilities associated with both asserted and unasserted claims when it is probable that the liability has been incurred and the amount of the loss is reasonably estimable.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 22, 2013 and December 23, 2012, these letters of credit totaled $12.9 million and $13.2 million, respectively.

16. Recent Accounting Pronouncements

Accounting pronouncements effective after September 22, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Executive Overview

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
	($ in thousands)
Operating revenue	$273,663	$279,604	$777,938	$813,898
Operating expense	255,745	266,382	748,339	805,726

Operating income	$17,918	$13,222	$29,599	$8,172

Operating ratio	93.5%	95.3%	96.2%	99.0%
Revenue containers (units)	59,059	61,514	166,549	178,368
Average unit revenue	$4,236	$4,245	$4,284	$4,257

We believe that in addition to GAAP-based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our Board of Directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping industry in general and (iii) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, our satisfaction of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Net income (loss)	$4,080	$1,857	$(17,774)	$(76,723)
Net income (loss) from discontinued operations	2,477	414	1,548	(20,228)

Net income (loss) from continuing operations	1,603	1,443	(19,322)	(56,495)
Interest expense, net	17,015	13,808	49,649	49,036
Income tax benefit	(729)	(2,150)	(603)	(1,805)
Depreciation and amortization	13,437	13,273	38,796	40,705

EBITDA	31,326	26,374	68,520	31,441
Restructuring charge	1,042	—	6,294	—
Department of Justice antitrust investigation costs	18	234	266	1,418
Impairment charge	2,619	—	2,637	257
Union/other severance charge	9	234	327	1,513
Loss (gain) on change in value of debt conversion features	23	(255)	(136)	(19,385)
Loss (gain) on conversion of debt/other refinancing costs	—	391	(5)	37,761

Adjusted EBITDA	$35,037	$26,978	$77,903	$53,005

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

The tables below present a reconciliation of net income (loss) to adjusted net income (loss) and net income (loss) per diluted share to adjusted net income (loss) per diluted share (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Net income (loss)	$4,080	$1,857	$(17,774)	$(76,723)
Net income (loss) from discontinued operations	2,477	414	1,548	(20,228)

Net income (loss) from continuing operations	1,603	1,443	(19,322)	(56,495)
Adjustments:
Restructuring charge	1,042	—	6,294	—
Department of Justice antitrust investigation costs	18	234	266	1,418
Impairment charge	2,619	—	2,637	257
Union/other severance charge	9	234	327	1,513
Accretion of legal settlements	240	421	744	1,543
Accretion of multi-employer pension plan withdrawal liability	222	—	379	—
Loss (gain) on change in value of debt conversion features	23	(255)	(136)	(19,385)
Loss (gain) on conversion of debt/other refinancing costs	—	391	(5)	37,761
Tax impact of adjustments	(600)	(152)	(599)	(152)

Total adjustments	3,573	873	9,907	22,955

Adjusted net income (loss)	$5,176	$2,316	$(9,415)	$(33,540)

	Quarters Ended		Nine Months Ended
	September 22, 2013	September 23, 2012	September 22, 2013	September 23, 2012
Net income (loss) per diluted share	$0.05	$0.02	$(0.50)	$(4.05)
Net income (loss) per diluted share from discontinued operations	0.03	0.00	0.04	(1.07)

Net income (loss) per diluted share from continuing operations	0.02	0.02	(0.54)	(2.98)
Adjustments:
Restructuring charge	0.01	—	0.18	—
Department of Justice antitrust investigation costs	—	—	—	0.07
Impairment charge	0.03	—	0.07	0.01
Union/other severance charge	—	—	0.01	0.08
Accretion of legal settlements	—	0.01	0.02	0.08
Accretion of multi-employer pension plan withdrawal liability	—	—	0.01	—
Gain on change in value of debt conversion features	—	—	—	(1.02)
Loss on conversion of debt/other refinancing costs	—	—	—	1.99
Tax impact of adjustments	—	—	(0.02)	—

Total adjustments	0.04	0.01	0.27	1.21

Adjusted net income (loss) per diluted share	$0.06	$0.03	$(0.27)	$(1.77)

Recent Developments

Vessel Repowering Initiative

On June 25, 2013, we announced that we hope to convert the power plants on two of our steam turbine cargo vessels to modern diesel engines capable of burning conventional liquid fuels or liquefied natural gas (“LNG”). The project’s goal is to reduce fuel consumption and lower emissions. The project, which would include an integrated repowering solution encompassing main engines, supporting components, and LNG storage tanks, has attracted interest from both domestic and foreign shipyards. As a result, request-for-pricings (RFPs) have been issued to multiple U.S. and foreign shipyards. Although we have not decided where the repowering work would be conducted at this time, we requested a predetermination ruling from the USCG National Vessel Documentation Center on coastwise eligibility in order to determine if we could consider foreign options in addition to U.S. shipyards for the project. The USCG ruled that the work as described can take place in a foreign shipyard without jeopardizing the Jones Act status of the vessels.

Expansion of Gulf Service

On May 28, 2013, we announced an additional Jacksonville, Florida call to our southbound service between Houston, Texas and San Juan, Puerto Rico, which will continues to operate on a 14-day roundtrip timetable. The schedule enhancement offers shippers a Tuesday sailing every other week from Jacksonville to San Juan. Adding the Jacksonville call also creates a high-speed, over-the-weekend marine option through Houston for cargo bound for southeastern destinations along the Eastern Seaboard. We continue to operate a weekly service departing Jacksonville for Puerto Rico. The first sailing of the new service departed Houston on Friday, June 7, 2013, and arrived in Jacksonville on Tuesday, June 11, 2013.

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,100 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico as well as contracting for terminal services in the seven ports in the continental U.S.

History

Our long operating history dates back to 1956, when Sea-Land Service, Inc. pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with an integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve our customers that require shipping and logistics services in more than one of these markets.

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

There have been no material changes to the Company’s critical accounting policies during the nine months ended September 22, 2013. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 23, 2012 as filed with the Securities and Exchange Commission (“SEC”).

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and integrated logistics services to and from the continental U.S. and Alaska, Hawaii, and Puerto Rico. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.

During 2012, over 90% of our revenue was generated from our shipping and integrated logistics services in markets where the marine trade is subject to the Jones Act. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) warehousing services for third-parties, and (iv) other non-transportation services.

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

Quarter Ended September 22, 2013 Compared with the Quarter Ended September 23, 2012

	Quarters Ended
	September 22, 2013	September 23, 2012	Change	% Change
		($ in thousands)
Operating revenue	$273,663	$279,604	$(5,941)	(2.1)%
Operating expense:
Vessel	72,205	83,850	(11,645)	(13.9)%
Marine	53,435	53,832	(397)	(0.7)%
Inland	48,425	46,902	1,523	3.2%
Land	36,054	38,069	(2,015)	(5.3)%
Rolling stock rent	9,940	10,875	(935)	(8.6)%

Cost of services	220,059	233,528	(13,469)	(5.8)%
Depreciation and amortization	9,216	9,319	(103)	(1.1)%
Amortization of vessel dry-docking	4,221	3,954	267	6.8%
Selling, general and administrative	18,853	19,447	(594)	(3.1)%
Restructuring charge	1,042	—	1,042	100.0%
Impairment charge	2,619	—	2,619	100.0%
Miscellaneous (income) expense, net	(265)	134	(399)	(297.8)%

Total operating expense	255,745	266,382	(10,637)	(4.0)%

Operating income	$17,918	$13,222	$4,696	35.5%

Operating ratio	93.5%	95.3%		(1.8)%
Revenue containers (units)	59,059	61,514	(2,455)	(4.0)%
Average unit revenue	$4,236	$4,245	$(9)	(0.2)%

Operating Revenue. Our operating revenue decreased $5.9 million, or 2.1% during the quarter ended September 22, 2013 compared to the quarter ended September 23, 2012. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(7,954)
Bunker and intermodal fuel surcharges decrease	(5,404)
Revenue container rate increase	2,764
Other non-transportation services revenue increase	4,653

Total operating revenue decrease	$(5,941)

The decrease in revenue container volume was primarily due to the reduced number of sailings between Jacksonville, Florida and San Juan, Puerto Rico as well as the startup of a new competitor in our Puerto Rico market. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.6% of total revenue in the quarter ended September 22, 2013 and approximately 22.1% of total revenue in the quarter ended September 23, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The gain in non-transportation revenue was primarily due to higher third-party terminal stevedoring services and an increase related to certain transportation services agreements.

Cost of Services. The $13.5 million decrease in cost of services is primarily due to the reduced number of sailings between Jacksonville and San Juan, a reduction in vessel lease expense due to the purchase of three vessels previously under charter, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, and reduced overhead, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $11.6 million for the quarter ended September 22, 2013 compared to the quarter ended September 23, 2012. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(5,364)
Vessel lease expense decrease	(3,857)
Labor and other vessel operating expense decrease	(1,259)
Vessel space charter expense decrease	(1,165)

Total vessel expense decrease	$(11,645)

The $5.4 million decline in fuel costs is comprised of a $4.7 million decrease due to lower consumption as a result of fewer operating days in 2013 due to dry-docking transits that occurred during 2012 and the service adjustment in our Puerto Rico tradelane, as well as a $0.7 million reduction as a result of lower fuel prices. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred during the third quarter of 2012, partially offset by certain labor wage increases in 2013.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $0.4 million decrease in marine expense during the quarter ended September 22, 2013 was primarily due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense increased to $48.4 million for the quarter ended September 22, 2013 compared to $46.9 million during the quarter ended September 23, 2012. The $1.5 million rise in inland expense is primarily due to contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The decrease in land expense can be attributed to the following (in thousands):

	Quarters Ended		% Change
	September 22, 2013	September 23, 2012
	(in thousands)
Land expense:
Maintenance	$13,401	$14,544	(7.9)%
Terminal overhead	11,920	13,358	(10.8)%
Yard and gate	8,516	8,267	3.0%
Warehouse	2,217	1,900	16.7%

Total land expense	$36,054	$38,069	(5.3)%

The reduction in non-vessel related maintenance expenses was primarily due to lower volumes during 2013 as well as our process improvements and cost savings initiatives. Terminal overhead expenses decreased during 2013 primarily due to lower utilities expenses.

Depreciation and Amortization. Depreciation and amortization was $9.2 million during the quarter ended September 22, 2013 compared to $9.3 million during the quarter ended September 23, 2012. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Quarters Ended		% Change
	September 22, 2013	September 23, 2012
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,353	$2,478	35.3%
Depreciation and amortization—other	2,726	2,866	(4.9)%
Amortization of intangible assets	3,137	3,975	(21.1)%

Total depreciation and amortization	$9,216	$9,319	(1.1)%

Amortization of vessel dry-docking	$4,221	$3,954	6.8%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.2 million during the quarter ended September 22, 2013 compared to $4.0 million for the quarter ended September 23, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years, and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $18.9 million for the quarter ended September 22, 2013 compared to $19.4 million for the quarter ended September 23, 2012, a decrease of $0.6 million or 3.1%. This decrease is primarily due to a $0.5 million reduction in legal fees, including legal and professional fees expenses associated with the antitrust investigation and related legal proceedings, as well as a $0.3 million decline in stock-based compensation expense, partially offset by $0.3 million of higher incentive-based compensation expense.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first quarter of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. During the third quarter of 2013, the Company received additional information related to the liability associated with the withdrawal from the Port of Elizabeth’s multiemployer pension plan and recorded an additional $0.8 million restructuring charge.

The remaining $0.2 million restructuring charge during the quarter ended September 22, 2013 was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Impairment Charge. We have made payments for three new cranes, which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that are expected to continue beyond 2014. During the third quarter of 2013, we entered into a letter of intent to sell two of these cranes. As a result of the reclassification to assets held for sale during the quarter ended September 22, 2013, we recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We completed the sale of the cranes during the fourth quarter of 2013. We are currently exploring alternatives for the remaining crane.

Miscellaneous (Income) Expense, Net. Miscellaneous income, net increased $0.4 million during the quarter ended September 22, 2013 compared to the quarter ended September 23, 2012, primarily as a result of higher gains on the sale of assets and a decrease in bad debt expense.

Interest Expense, Net. Interest expense, net increased to $17.0 million for the quarter ended September 22, 2013 compared to $13.8 million for the quarter ended September 23, 2012, an increase of $3.2 million or 23.2%. This increase was primarily due to interest expense related to the debt issued during the first quarter of 2013.

Income Tax Benefit. The effective tax rate for the quarters ended September 22, 2013 and September 23, 2012 was (83.4)% and (304.1)%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the first nine months of 2013, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the quarter ended September 22, 2013, we have recorded a tax benefit in continuing operations. As such, the tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.

We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

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

Nine Months Ended September 22, 2013 Compared with the Nine Months Ended September 23, 2012

	Nine Months Ended
	September 22, 2013	September 23, 2012	Change	% Change
		($ in thousands)
Operating revenue	$777,938	$813,898	$(35,960)	(4.4)%
Operating expense:
Vessel	221,627	264,718	(43,091)	(16.3)%
Marine	153,386	156,176	(2,790)	(1.8)%
Inland	135,447	140,228	(4,781)	(3.4)%
Land	107,688	111,557	(3,869)	(3.5)%
Rolling stock rent	29,511	31,542	(2,031)	(6.4)%

Cost of services	647,659	704,221	(56,562)	(8.0)%
Depreciation and amortization	28,366	30,116	(1,750)	(5.8)%
Amortization of vessel dry-docking	10,430	10,589	(159)	(1.5)%
Selling, general and administrative	56,691	60,492	(3,801)	(6.3)%
Restructuring charge	6,294	—	6,294	100.0%
Impairment charge	2,637	257	2,380	926.1%
Miscellaneous (income) expense, net	(3,738)	51	(3,789)	(7,429.4)%

Total operating expense	748,339	805,726	(57,387)	(7.1)%

Operating income	$29,599	$8,172	$21,427	262.2%

Operating ratio	96.2%	99.0%		(2.8)%
Revenue containers (units)	166,549	178,368	(11,819)	(6.6)%
Average unit revenue	$4,284	$4,257	$27	0.6%

Operating Revenue. Our operating revenue decreased $36.0 million, or 4.4% during the nine months ended September 22, 2013 compared to the nine months ended September 23, 2012. This revenue decrease was due to the following factors (in thousands):

Revenue container volume decrease	$(38,105)
Bunker and intermodal fuel surcharges decrease	(17,347)
Revenue container rate increase	10,409
Other non-transportation services revenue increase	9,083

Total operating revenue decrease	$(35,960)

The decrease in revenue container volume was primarily due to the reduced number of sailings between Jacksonville and San Juan. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.4% of total revenue in the nine months ended September 22, 2013 and approximately 22.6% of total revenue in the nine months ended September 23, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The improvement in revenue container rate was primarily due to rate increases to mitigate increased variable expenses. The increase in non-transportation revenue was primarily due to higher third-party terminal stevedoring services and improvements related to certain transportation services agreements.

Cost of Services. The $56.6 million decrease in cost of services is primarily due to the reduced number of sailings between Jacksonville and San Juan, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, a reduction in vessel lease expense due to the purchase of three vessels previously under charter, and reduced overhead, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $43.1 million for the nine months ended September 22, 2013 compared to the nine months ended September 23, 2012. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(24,920)
Vessel lease expense decrease	(9,743)
Labor and other vessel operating expense decrease	(5,819)
Vessel space charter expense decrease	(2,609)

Total vessel expense decrease	$(43,091)

The $24.9 million decline in fuel costs is comprised of a $17.3 million decrease due to lower consumption as a result of fewer operating days in 2013 due to dry-docking transits that occurred during 2012 and the service adjustment in our Puerto Rico tradelane, as well as a $7.6 million reduction as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred throughout 2012, partially offset by certain labor wage increases in 2013. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $2.8 million decrease in marine expense during the nine months ended September 22, 2013 was primarily due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense decreased to $135.4 million for the nine months ended September 22, 2013 compared to $140.2 million during the nine months ended September 23, 2012. The $4.8 million decrease in inland expense is primarily due to lower container volumes and a decline in fuel costs, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The decrease in land expense can be attributed to the following (in thousands):

	Nine Months Ended
	September 22, 2013	September 23, 2012	% Change
	(in thousands)
Land expense:
Maintenance	$39,774	$42,225	(5.8)%
Terminal overhead	38,883	40,515	(4.0)%
Yard and gate	23,116	23,469	(1.5)%
Warehouse	5,915	5,348	10.6%

Total land expense	$107,688	$111,557	(3.5)%

The reduction in non-vessel related maintenance expenses was primarily due to lower volumes during 2013 as well as our process improvements and cost savings initiatives. Terminal overhead expenses were lower due to certain union employees that elected early retirement during 2012 and a decrease in utilities expenses. Yard and gate expenses were reduced as a result of decreased container volumes, partially offset by contractual increases.

Depreciation and Amortization. Depreciation and amortization was $28.4 million during the nine months ended September 22, 2013 compared to $30.1 million during the nine months ended September 23, 2012. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Nine Months Ended
	September 22, 2013	September 23, 2012	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$10,063	$7,344	37.0%
Depreciation and amortization—other	8,408	8,671	(3.0)%
Amortization of intangible assets	9,895	14,101	(29.8)%

Total depreciation and amortization	$28,366	$30,116	(5.8)%

Amortization of vessel dry-docking	$10,430	$10,589	(1.5)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $10.4 million during the nine months ended September 22, 2013 compared to $10.6 million for the nine months ended September 23, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately six vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $56.7 million for the nine months ended September 22, 2013 compared to $60.5 million for the nine months ended September 23, 2012, a decrease of $3.8 million or 6.3%. This decrease is primarily due to a $3.7 million reduction in legal fees, including legal and professional fees expenses associated with the antitrust investigation and related legal proceeding, consulting fees decline of $0.4 million, and $1.1 million associated with our reduction in force, partially offset by $2.5 million of higher stock-based and incentive-based compensation expenses.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.9 million during the nine months of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $1.4 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Impairment Charge. We have made payments for three new cranes, which are not yet placed into service. These cranes were initially purchased for use in our Anchorage, Alaska terminal and were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that are expected to continue beyond 2014. During the third quarter of 2013, we entered into a letter of intent to sell two of these cranes. As a result of the reclassification to assets held for sale during the quarter ended September 22, 2013, we recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We completed the sale of the cranes during the fourth quarter of 2013. We are currently exploring alternatives for the remaining crane.

Miscellaneous Income, Net. Miscellaneous income, net increased $3.8 million during the nine months ended September 22, 2013 compared to the nine months ended September 23, 2012, primarily as a result of higher gains on the sale of assets, including spare vessels, and a decrease in bad debt expense.

Interest Expense, Net. Interest expense, net increased to $49.6 million for the nine months ended September 22, 2013 compared to $49.0 million for the nine months ended September 23, 2013, a rise of $0.6 million or 1.2%. This increase was primarily due to interest expense related to the debt issued during the first quarter of 2013 and the SFL Notes issued during the second quarter of 2012, partially offset by the conversion into equity of our 6.00% Convertible Notes during the second quarter of 2012 and a reduction in the non-cash interest accretion related to our legal settlements.

Income Tax Expense. The effective tax rate for the nine months ended September 22, 2013 and September 23, 2012 was 3.0% and 3.1%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the nine months ended September 22, 2013, we have recorded a tax benefit in continuing operations. As such, the tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.

We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

During the quarter ended September 23, 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income, and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During the quarter ended September 23, 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.5 million and an income tax benefit of $1.5 million.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet and terminal operating equipment, purchase of vessels, and improvements to our vessel fleet and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) the shutdown of our FSX service, and (v) principal and interest payments on our existing indebtedness. Cash totaled $2.4 million at September 22, 2013. As of September 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $67.2 million.

Operating Activities

Net cash provided by operating activities was $26.6 million for the nine months ended September 22, 2013 compared to $6.1 million for the nine months ended September 23, 2012. The improvement in cash provided by operating activities is primarily due to the following (in thousands):

Earnings adjusted for non-cash charges	$27,729
Decrease in materials and supplies	4,168
Decrease in payments related to vessel leases	9,141
Decrease in accounts payable	(16,862)
Other changes in working capital, net	(3,676)

Total improvement in cash provided by operating activities	$20,500

Investing Activities

Net cash used in investing activities was $98.5 million for the nine months ended September 22, 2013 compared to $8.1 million for the nine months ended September 23, 2012. The $90.4 million increase in net cash consumed is primarily due to the acquisition of three vessels that were previously chartered.

Financing Activities

Net cash provided by financing activities during the nine months ended September 22, 2013 was $44.0 million compared to $32.1 million for the nine months ended September 23, 2012. The net cash provided by financing activities during the nine months ended September 22, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three vessels that were previously chartered, as well as a net $42.5 million repayment under the ABL Facility as compared to $42.5 million borrowed under debt agreements during the nine months ended September 23, 2012. In addition, during the nine months ended September 22, 2013, we paid $5.6 million in financing costs related to fees associated with the new debt issued. We paid $5.7 million during the nine months ended September 23, 2012 in financing costs related to our overall refinancing efforts and the conversion of debt to equity.

Outlook

We expect 2013 revenue container volumes to be below 2012 levels primarily due to the elimination of one weekly sailing from Jacksonville, Florida to San Juan, Puerto Rico. The June 2013 addition of a bi-weekly Jacksonville sailing to our southbound service between Houston, Texas and San Juan is allowing us to capture incremental volumes while utilizing an in service vessel. We expect revenue container rates to increase marginally, and these increases are necessary to partially mitigate increases in expenses associated with our revenue container volumes, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others.

During 2012, we incurred considerable expenses associated with the dry-docking of our Puerto Rico vessels in Asia. Although we are dry-docking four of our West Coast vessels in 2013 and we dry-docked four vessels in 2012, the expenses will be significantly lower in 2013 due to the much shorter transit and out-of-service times for our West Coast vessels.

Vessel lease expense will be approximately $13.8 million lower than 2012 expenses due to the acquisition of three of our Jones Act-qualified vessels off of charter on January 31, 2013. The lower vessel lease expense will be partially offset by approximately $8.5 million of additional interest expense in 2013 in connection with debt incurred for the acquisition of the vessels.

We will also have overhead savings associated with the reduction of our non-union workforce beyond the reductions associated with the Puerto Rico service change. We continually evaluate our processes for potential efficiencies and have employed numerous cost-savings initiatives. For example, our move from Elizabeth, New Jersey to Philadelphia, Pennsylvania will produce significant advantages for our customers and will also yield long-term cost efficiencies for us. These reductions will be partially offset by higher incentive- and stock-based compensation expenses and other administrative expenses.

As a result of these factors, we expect 2013 financial results to exceed 2012 results, with 2013 adjusted EBITDA projected between $87.0 million and $95.0 million, compared with $66.0 million in fiscal 2012.

We remain focused on continuing to further improve liquidity. Based upon our current level of operations, we believe cash flow from operations and cash on hand, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the remainder of fiscal 2013. Total liquidity during the remainder of 2013 is expected to range between a low of approximately $50.0 million in fiscal November to a high of approximately $60.0 million at the end of the fiscal year. The decline in liquidity from the $69.6 million at the end of the third quarter is primarily due to the payment of $13.4 million of semi-annual debt service on the First Lien Notes in October and a $5.3 million one-time payment in November to settle a multiemployer pension plan withdrawal liability. Liquidity is expected to rebound during December due to the normal seasonal cash collection peak.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $30.0 million and $19.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment.

We also expect to spend approximately $3.5 million during the next twelve months for legal settlements and legal expenses associated with the DOJ investigation, as well as approximately $1.5 million related to severance and the repositioning and return of excess rolling stock equipment as a result of the modification of our Puerto Rico service.

During April 2013, we moved our northeast terminal operations from Elizabeth, New Jersey to Philadelphia, Pennsylvania. In association with the relocation, we recorded a restructuring charge that included an estimate of our liability related to the withdrawal from the Port of Elizabeth’s multiemployer pension plan. During the third quarter of 2013, we received a preliminary calculation of our withdrawal liability and recorded an additional restructuring charge of $0.8 million. During the fourth quarter of 2013, we reached a settlement agreement whereby we will pay $5.3 million during the fourth quarter to satisfy our liability associated with the withdrawal from the multiemployer pension plan.

In addition to the dry-docking and capital expenditures, legal settlements and DOJ related fees, we expect to utilize cash flows to make interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months

Long-Term Debt

On October 5, 2011, we issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines, LLC (“Horizon Lines”) issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, and the $20.0 Million Agreement are defined and described below.

Road Raiders Inland, Inc. and each of its downstream subsidiaries are currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements. The Alaska SPEs (as defined below) are “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement and do not guarantee any of the Horizon Lines Debt Agreements.

The 6.00% Convertible Notes are fully and unconditionally guaranteed by our subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above.

The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by us and each of our subsidiaries other than Horizon Lines, the Immaterial Subsidiaries, and the Unrestricted Subsidiaries.

The ABL Facility is secured on a first priority basis by liens on our (excluding the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above) accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and our joint ventures) and cash, in each case with certain exceptions (collectively, the “ABL Priority Collateral”). Substantially all of our other assets, other than the assets of the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above, also serve as collateral for the Horizon Lines Debt Agreements (collectively, such other assets are the “Secured Notes Priority Collateral”). The following table lists the order of lien priority for each of the Horizon Lines Debt Agreements on the Secured Notes Priority Collateral and the ABL Priority Collateral, as applicable:

	Secured Notes Priority Collateral	ABL Priority Collateral
$20 Million Agreement	First	Second
First Lien Notes	Second	Third
Second Lien Notes	Third	Fourth
6.0% Convertible Notes	Fourth	Fifth
ABL Facility	Fifth	First

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually beginning on April 15, 2012, and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected Horizon Lines’ ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

Second Lien Notes

On October 5, 2011, Horizon Lines completed the sale of $100.0 million aggregate principal amount of its 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”).

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually, beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, and April 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million and $8.7 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2013 by issuing additional Second Lien Notes. As such, as of September 22, 2013, Horizon Lines has recorded $8.2 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012 and April 15, 2013, Horizon Lines issued an additional $3.1 million and $3.2 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due October 15, 2013 by issuing additional SFL Notes. As such, as of September 22, 2013, Horizon Lines has recorded $3.0 million of accrued interest as an increase to long-term debt.

ABL Facility

On October 5, 2011, Horizon Lines entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. Horizon Lines has the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility was used on the closing date for the rollover of certain issued and outstanding letters of credit and is used by Horizon Lines for working capital and other general corporate purposes.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement (as defined below) and $20.0 Million Agreement. In addition to allowing for the incurrence of the additional long-term debt, amendments to the ABL Facility included, among other changes, (i) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (ii) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (iii) the exclusion of the historical charter hire expense deriving from the Vessels (as defined below) from the calculation of bank-defined Adjusted EBITDA, and (iv) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $67.2 million. Horizon Lines had $12.9 million of letters of credit outstanding as of September 22, 2013.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of September 22, 2013.

$75.0 Million Term Loan Agreement

Three of Horizon Lines’ Jones Act qualified vessels: the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (collectively, the “Vessels”) were previously chartered. The charter for the Vessels was due to expire in January 2015. For each chartered vessel, Horizon Lines generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, we, through our newly formed subsidiary Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), acquired off of charter the Vessels for a purchase price of approximately $91.8 million.

On January 31, 2013, Horizon Alaska, together with newly formed subsidiaries Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations are secured by substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “Alaska SPEs”), which primarily includes the Vessels. The operations of the Alaska SPEs are limited to a bareboat charter of the Vessels between Horizon Alaska and Horizon Lines and a sublease of a terminal facility in Anchorage, Alaska between Alaska Terminals and Horizon Lines of Alaska, LLC.

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the issuance of the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during the first nine months of 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. We are recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of September 22, 2013. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to our stock or assets (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016.

In connection with the issuance of the $20.0 Million Agreement, Horizon Lines paid financing costs of $0.5 million during the first nine months of 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska. The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels.

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

6.00% Convertible Notes

On October 5, 2011, we issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, collectively the “6.00% Convertible Notes”). The 6.00% Convertible Notes were issued pursuant to an indenture, which we and the Loan Parties entered into with U.S. Bank National Association, as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the indenture. As of September 22, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at our option under certain circumstances, into shares of our common stock or warrants, as the case may be.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of September 22, 2013 there were 1.1 billion warrants outstanding for the purchase of up to 53.0 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert our warrants, in whole or in part, into shares of our common stock without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

Warrant holders will not be permitted to exercise or convert their warrants if and to the extent the shares of common stock issuable upon exercise or conversion would constitute “excess shares” (as defined in our certificate of incorporation) if they were issued in order to abide by the foreign ownership limitations imposed by our certificate of incorporation. In addition, a warrant holder who cannot establish to our reasonable satisfaction that it (or, if not the holder, the person that the holder has designated to receive the common stock upon exercise or conversion) is a United States citizen will not be permitted to exercise or convert its warrants to the extent the receipt of the common stock upon exercise or conversion would cause such person or any person whose ownership position would be aggregated with that of such person to exceed 4.9% of our outstanding common stock.

The warrants contain no provisions allowing us to force redemption, and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on September 22, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of September 22, 2013, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results be lower from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of September 22, 2013, we did not have any borrowings outstanding under the ABL Facility.

Recent Accounting Pronouncements

Accounting pronouncements effective after September 22, 2013 are not expected to have a material effect our consolidated financial position or results of operations.

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

3. Quantitative and Qualitative Disclosures About Market Risk

We maintain policies for managing risk related to exposure to variability in interest rates, fuel prices and other relevant market rates and prices, which includes entering into derivative instruments in order to mitigate our risks. We do not currently have any derivative instruments outstanding.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 22, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed on May 15, 2013, and we were served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. We have filed responsive pleadings and intend to vigorously defend against the allegations set forth in the complaint.

In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which we have contractual relations. Our policy is to disclose contingent liabilities associated with both asserted and unasserted claims after all available facts and circumstances have been reviewed, and we determine that a loss is reasonably possible. Our policy is to record contingent liabilities associated with both asserted and unasserted claims when it is probable that the liability has been incurred and the amount of the loss is reasonably estimable.

1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 23, 2012, as filed with the SEC.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

4.1*	Second Supplemental Indenture governing the 11.00% First Lien Senior Secured Notes due 2016, dated January 29, 2013.

4.2*	Third Supplemental Indenture governing the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, dated January 29, 2013.

4.3*	Third Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and the Series B Mandatorily Convertible Senior Secured Notes, dated January 29, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Second Supplemental Indenture governing the 11.00% First Lien Senior Secured Notes due 2016, dated January 29, 2013.

4.2*	Third Supplemental Indenture governing the 13.00%-15.00% Second Lien Senior Secured Notes due 2016, dated January 29, 2013.

4.3*	Third Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and the Series B Mandatorily Convertible Senior Secured Notes, dated January 29, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.