Form 10-K
period 2013-12-22
Horizon Lines, Inc.
filed 2014-03-21
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 22, 2013

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.9 million.

As of March 3, 2014, 38,924,441 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held June 5, 2014.

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

Factors that may cause actual results to differ from expected results include:

•	unfavorable economic conditions in the markets we serve, despite general economic improvement elsewhere,

•	our substantial leverage may restrict cash flow and thereby limit our ability to invest in our business,

i

•	the vessels in our fleet continue to age, and we may not have the resources to replace our vessels,

•	our ability to obtain financing on acceptable terms to pay for the potential vessel repowering project,

•	our ability to manage the potential vessel repowering project effectively to deliver the results we hope to achieve,

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	the start-up of any additional Jones-Act competitors,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	unexpected substantial dry-docking or repair costs for our vessels.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-K (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if new information or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

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

Operations

We believe that we are one of the nation’s leading Jones Act container shipping and integrated logistics companies. In addition, we are the only ocean carrier serving all three noncontiguous domestic markets of Alaska, Hawaii, and Puerto Rico from the continental United States. We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 22,900 cargo containers. We have access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico, as well as contracting for terminal services in the seven ports in the continental U.S.

We transport a wide spectrum of consumer and industrial items used every day in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies, such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., Safeway, Inc., and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 34% of revenue during 2013 and our largest customer accounting for approximately 9% of total revenue during 2013. We also provide certain third-party logistics services via our recently formed Road Raiders subsidiaries.

The Jones Act

Our revenues are generated from our shipping and integrated logistics services in markets where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act.

The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of the United States Coast Guard (“Coast Guard”), which requires appropriate certifications and background checks of the crew members. Our trade routes between Alaska, Hawaii and Puerto Rico and the continental U.S. represent the three non-contiguous Jones Act markets. Vessels operating on these trade routes are required to be fully qualified Jones Act vessels.

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States. According to an April 2013 trade and industry report, over 550,000 TEUs are deployed on domestic cabotage trades worldwide. Countries with a significant maritime cabotage fleet include China, Indonesia, Brazil, the Philippines, Malaysia, India, Vietnam, Russia and Japan. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. We believe the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

Market Overview and Competition

The Jones Act distinguishes the U.S. domestic shipping market from international shipping markets. Given the limited number of existing Jones Act-qualified vessels, the high capital investment and long delivery lead times associated with building a new containership in the U.S., the substantial investment required in infrastructure and the need to develop a broad base of customer relationships, the markets in which we operate have been less vulnerable to overcapacity and volatility than international shipping markets.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market. Horizon Lines and Totem Ocean Trailer Express, Inc. (“TOTE”) serve the Alaska market. Horizon Lines and Matson Navigation Company, Inc. (“Matson”) serve the Hawaii market. The Pasha Group also serves the Hawaii market with a roll-on/roll-off vessel, and expects to introduce a second vessel into the Hawaii market during the second half of 2014. The Puerto Rico market is currently served by three containership companies. National Shipping of America began operating one containership in the Puerto Rico market in May 2013, and Horizon Lines and Sea Star Lines continue to operate in the Puerto Rico market. Two barge operators, Crowley Maritime Corporation (“Crowley”) and Trailer Bridge, Inc., also currently serve this market.

Vessel Fleet

We manage and maintain our vessels in accordance with procedures and regulations promulgated by the Coast Guard. Our vessels are subject to periodic inspection and certification by the American Bureau of Shipping (commonly referred to as “ABS”), on behalf of the Coast Guard, for compliance with these standards. Our on-shore vessel management team manages all of our ongoing maintenance and dry-docking activity through strategic locations in New Jersey, Florida, Washington, California and Texas.

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

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets. As of the date hereof, our vessel fleet consists of 13 owned and fully Jones Act-qualified vessels of varying classes and specifications. Two of our vessels are spare vessels available for seasonal and dry-dock needs and to respond to potential new revenue opportunities. One additional spare vessel could be available for deployment after undergoing dry-docking for inspection and maintenance.

Vessel Name	Market	Year Built	TEU(1)	Reefer Capacity(2)	Max. Speed
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts
Horizon Pacific	Hawaii	1980	2,302	170	21.0 kts
Horizon Enterprise	Hawaii	1980	2,302	170	21.0 kts
Horizon Spirit	Hawaii	1980	2,436	150	22.0 kts
Horizon Reliance	Hawaii	1980	2,436	150	22.0 kts
Horizon Producer	Puerto Rico	1974	1,680	170	22.0 kts
Horizon Navigator	Puerto Rico	1972	2,250	188	21.0 kts
Horizon Trader	Puerto Rico	1973	2,250	188	21.0 kts
Horizon Fairbanks(3)	—	1973	1,468	170	22.5 kts
Horizon Discovery(4)	—	1968	1,374	108	21.2 kts
Horizon Consumer(4)	—	1973	1,690	170	22.0 kts

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.
(3)	Horizon Fairbanks could serve as a spare vessel available for deployment in any of our markets and seasonal operation in the Alaska trade after undergoing inspection and maintenance (dry-docking). Given the investment necessary for the vessel to be available for deployment and our current vessel needs, we may make a decision to sell, or otherwise dispose of, this spare vessel. The carrying value of Horizon Fairbanks as of December 22, 2013 is less than $0.1 million.
(4)	Vessels are available for seasonal needs and dry-dock relief, and thus are not specific to any given market.

Container Fleet

As summarized in the table below, our container fleet as of December 22, 2013 consists of owned and leased containers of different types and sizes. All but one of our container leases are accounted for as operating leases.

Container Type	Owned	Leased	Combined
20’ Standard Dry	4	473	477
20’ High-Cube Reefer	10	—	10
20’ Miscellaneous	46	—	46
40’ Standard Dry	19	1,135	1,154
40’ Flat Rack	324	301	625
40’ High-Cube Dry	1,482	6,277	7,759
40’ Standard Insulated	1	—	1
40’ High-Cube Insulated	355	—	355
40’ Standard Opentop	—	52	52
40’ Miscellaneous	46	—	46
40’ Car Carrier	164	—	164
40’ High-Cube Reefer	3,343	2,400	5,743
45’ High-Cube Dry	2,962	2,388	5,350
45’ High-Cube Flatrack	25	—	25
45’ High-Cube Insulated	453	—	453
45’ High-Cube Reefer	317	—	317
48’ High-Cube Dry	276	—	276

Total	9,827	13,026	22,853

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

Horizon Lines had a CCF agreement with MARAD under which it could deposit earnings attributable to the operation of its Jones Act-qualified vessels into the CCF and make withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels. From 2003-2005, Horizon Lines utilized CCF deposits totaling $50.4 million to acquire six U.S.-built and U.S.-flagged vessels (Horizon Enterprise, Horizon Pacific, Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader). On January 23, 2013, Horizon Lines terminated its CCF Agreement with MARAD. There were no deposits in the CCF on the termination date.

Any amounts deposited in a CCF could not have been withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals were subject to federal income tax at the highest marginal rate. In addition, such tax was subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement was terminated and if Horizon Lines had funds on deposit when its CCF Agreement was terminated, those funds then on deposit in the CCF would have been treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation, the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply for (i) 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval.

Our consolidated balance sheets at December 22, 2013 and December 23, 2012 include liabilities of approximately $5.6 million and $6.4 million, respectively, for deferred taxes on deposits previously made in our CCF.

Sales and Marketing

We manage a sales and marketing team of 85 employees strategically located in our various ports, as well as in five regional offices across the continental U.S., including our headquarters in Charlotte, North Carolina and from our office in Compton, California. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in serving our largest customers. All pricing activities are also coordinated from Charlotte, North Carolina; Irving, Texas; and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Irving is responsible for providing appropriate market intelligence and direction to the members of the organization who focus on the Hawaii market and our Renton marketing team focuses on the Alaska market.

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

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and integrated logistics company serving all three non-contiguous Jones Act markets. Approximately 50% of our transportation revenue in 2013 was derived from customers shipping with us in more than one of our markets and approximately 31% of our transportation revenue in 2013 was derived from customers shipping with us in all three domestic markets.

We generate most of our revenue through customer contracts with specified rates and volumes, and with durations ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to adjust fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with many of our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 32 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. During 2013, our top ten largest customers comprised approximately 34% of total revenue, with our largest customer accounting for approximately 9% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and integrated logistics industries are approximations based on the good faith estimates of our management. These estimates are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial, industry and market data presented herein are for the period ending in December 2013.

Operations Overview

Our operations are primarily managed on a centralized basis from Irving, Texas. Local activities are managed at our terminal locations.

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

Security

Heightened awareness of maritime security needs, brought about by the events of September 11, 2001 and numerous maritime piracy attacks around the globe, have caused the United Nations through its International Maritime Organization (“IMO”), the U.S. Department of Homeland Security, through its Coast Guard, and the states and local ports to adopt a more stringent set of security procedures relating to port facility security, including the interface between port facilities and vessels. In addition, the U.S. Congress has enacted legislation requiring the implementation of Coast Guard-approved vessel and facility security plans.

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

Employees

As of December 22, 2013, we have 1,621 employees, of which approximately 1,136 were represented by eight labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 22, 2013 and the expiration dates of the related collective bargaining agreements:

Union	Earliest Expiration Date of Related Collective Bargaining Agreement(s)	Number of Our Employees Represented
International Brotherhood of Teamsters	March 31, 2013(1)	247
International Brotherhood of Teamsters, Alaska	June 30, 2015	122
International Brotherhood of Teamsters, Puerto Rico	October 31, 2014	1
International Longshore & Warehouse Union (ILWU)	June 30, 2014	215
International Longshore and Warehouse Union, Alaska (ILWU-Kodiak and Dutch Harbor, Alaska)	June 30, 2015	56
Anchorage Independent Longshore	June 30, 2015	39
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2018	N/A	(2)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	September 30, 2014	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2022	78
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2017	52
Office & Professional Employees International Union, AFL-CIO	November 9, 2014	45
Seafarers International Union (SIU)	June 30, 2017	195

(1)	Our employees covered under this agreement are continuing to work under the old agreement while we negotiate a new agreement.
(2)	Workers may perform services for us but are not our employees. A disruption of port operations could affect workers who perform services for us.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 22, 2013.

	Alaska Market	Hawaii Market	Puerto Rico Market	Corporate(a)	Total
Senior Management	2	2	2	9	15
Operations	36	70	40	54	200
Sales and Marketing	16	26	32	11	85
Administration(b)	2	23	7	153	185

Total Headcount	56	121	81	227	485

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.
(b)	Administration headcount is comprised of back-office functions and also includes customer service and documentation.

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

Marine Environment

To protect the marine environment, we have established several programs in addition to the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”) and ISM codes created by the International Maritime Organization (“IMO”). These include vessel management controls, low sulfur diesel fuel usage and marine terminal pollution mitigation plans.

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

Available Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2013 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A. Risk Factors

We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.

Our net losses from continuing operations were $33.4 million, $74.4 million, and $53.2 million for the fiscal years ending 2013, 2012 and 2011, respectively. In the event we require capital in the future due to continued losses, such capital may not be available on satisfactory terms, or available at all.

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

We continue to have substantial indebtedness and a stockholders’ deficiency. As of December 22, 2013, on a consolidated basis, we had $502.1 million of funded long-term debt (exclusive of capital lease obligations of $12.4 million and outstanding letters of credit with an aggregate face amount of $12.9 million) compared to $426.4 million of funded long-term debt (exclusive of capital lease obligations of $7.4 million and outstanding letters of credit with an aggregate face amount of $13.2 million) as of December 23, 2012. In addition, as of December 22, 2013, we had approximately $152.1 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a stockholders’ deficiency of $43.8 million, resulting in a negative funded debt-to-equity ratio. During 2014, we expect to pay $36.3 million of cash interest under our debt agreements.

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

We continue to face challenges in functioning as a highly leveraged company. Our substantial indebtedness, history of continuing losses, and the substantial liquidity needs we face have and continue to have important consequences to investors and significant effects on our business, including the following:

•	make it difficult for us to satisfy our obligations under our indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

•	require us to use a substantial portion of our cash flow from operations to pay interest on our existing indebtedness, which reduces the funds available to us for other purposes, including our operations, capital expenditures and future business opportunities;

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	limit our flexibility to react to changes in our industry and make us more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage compared to our competitors that are not as highly leveraged.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

We will need to seek additional capital in the future to refinance or replace existing long-term debt and to fund capital expenditures such as the replacement or repowering of our existing vessels. We may also need to seek additional capital in the future to meet current or future business plans, meet working capital needs or for other reasons. Based on the significant amount of our existing indebtedness and current market conditions, the availability of financing is, and may continue to be, limited.

Further issuances of our common stock and the exercise of outstanding warrants could be dilutive.

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

Recent transactions have significantly diluted the ownership interest of holders of our common stock. Any further issuances of our common stock, including the issuance of shares pursuant to the exercise of some or all of the outstanding warrants, could further dilute existing holders of our common stock and could cause the price of our common stock to decrease and the value of each share of our common stock to decline substantially.

We may face new competitors or increased competition which may have a substantial impact on our results from operations.

The entrant of a new competitor or increased vessel capacity serving any one of our markets may have a disproportionately substantial impact on our results from operations, even if the amount of vessel capacity introduced into that market is not significant. For example, a new competitor deployed a vessel to serve the Puerto Rico market in May of 2013. Although the vessel has limited capacity, we believe that the increase in capacity has impacted rates in the Puerto Rico trade. In addition, one of our existing competitors in the Hawaii market expects to introduce a new vessel during the second half of 2014.

Further, one of our existing competitors in the Puerto Rico trade has announced that it has committed to the construction of two new, modern containerships for the Puerto Rico trade, with options for three more vessels for additional domestic service. The first two vessels are expected to be delivered and enter service in 2015 and 2016.

Another of our competitors in the Puerto Rico trade recently announced it intends to build two new self-propelled dual purpose (container and roll-on, roll-off) ships. The main propulsion and auxiliary engines will use liquefied natural gas as fuel. The ships are due to be delivered in the second and fourth quarter of 2017.

A competitor in the Hawaii trade has also recently announced plans to build two new containerships for use in the Hawaii market. The new ships will feature dual fuel engines that can run on liquefied natural gas and are expected to be delivered in the third and fourth quarters of 2018.

These existing and any new competitors may have access to financial resources substantially greater than our own. In addition, existing non-Jones Act-qualified shipping operators whose container ships sail between ports in Asia and the U.S. west coast could add Hawaii or Alaska as additional stops on their sailing routes for non-U.S. originated or destined cargo. Shipping operators could also add Hawaii or Alaska as additional stops on their sailing routes between the continental U.S. and ports in Europe, the Caribbean, and Latin America for non-U.S. originated or destined cargo.

The age of our vessels may make it difficult to operate profitably in the markets we serve.

We believe that each of the vessels we operate, in its existing state, currently has an estimated useful life of approximately 45 years from the year it was built. In addition, newer vessels are generally more efficient, use less fuel, are faster and have a lower environmental impact than older vessels. Our vessels that are available for seasonal needs and dry-dock relief have an age of 46 and 41 years. In addition, the three vessels that serve our Puerto Rico trade have an average age of 41 years, and the average age of all of our vessels is 35 years.

Some of our vessels will need to be replaced soon. We may not be able to replace our existing vessels with new vessels based on uncertainties related to costs, financing, timing and shipyard availability. In addition, as our fleet ages, operation and maintenance costs increase. For example, insurance rates and the costs of compliance with governmental regulations, safety or other equipment standards increase as the vessels age. Moreover, the failure to make capital expenditures to alter or add new equipment to our vessels may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

We may not be able to convert and repower our existing vessels.

We previously announced our plan to convert the power plants on two of our steam turbine cargo vessels to modern diesel engines capable of burning liquefied fuels or liquefied natural gas. We believe that these two vessels are structurally viable and the intent is to increase the efficiency of these vessels. However, we may not be able to execute our plan to repower these vessels if we are unable to obtain financing on acceptable terms. Our substantial indebtedness may make it difficult to obtain financing or to satisfy any contractual commitments in connection with the repowering effort. In addition, any shipyard that we choose to perform the repowering work may not be able to meet our specifications for the project and we may not be able to achieve the results that we would expect for the project. If our repowering project is not successful, we may not have sufficient vessel capacity to operate our business as expected and it could have a material adverse effect on our business, results of operations or prospects.

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

Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness, capital expenditures and payment of fines and settlements related to antitrust and qui tam matters; and

•	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

We depend on the federal government for a portion of our business, and we could be adversely affected by suspension or debarment by the federal government.

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

Further economic decline and decrease in market demand for our services will adversely affect our operating results and financial condition.

During the second half of 2008, a crisis in the credit markets began to impact the capital markets and produced a global recession. Even with the worst of the crisis believed to have passed, economic conditions remain fragile, and a further slowdown in economic conditions of our markets may adversely affect our business. Demand for our shipping services depends on levels of shipping in our markets, as well as on economic and trade growth. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results. Consumer purchases or discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and, as a result our customers may ship fewer containers or may ship containers only at reduced rates. Uncertainties experienced by our customers could cause them to reduce the volume of, or discontinue, shipments along certain routes and consequently the revenue stream that we derive from customer contracts. Furthermore, challenging economic times may affect our customers’ ability to gain timely access to sufficient credit, which could impair their ability to pay us in a timely manner. If that occurred, we may cease recognizing revenue from certain customers or increase our allowance for doubtful accounts, and our financial results would be harmed.

We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or other relevant conditions in the Alaska, Hawaii or Puerto Rico markets worsen from present levels, our business could be harmed. In addition, even if the overall economy improves, we cannot assure you that the markets in which we operate will experience growth or that we will experience growth.

Our business is concentrated in three markets, including Puerto Rico, and we may continue to be adversely affected by Puerto Rico’s recessionary economic conditions.

We conduct most of our operations in three geographically concentrated areas, including Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico. The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6%, 1.6% and increased by 0.1%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board, real gross national product for fiscal 2013 is projected to again decrease by 0.3%, and real gross national product for fiscal year 2014 is projected to decrease by 0.8%.

The long recession in Puerto Rico has resulted in, among other things, a reduction in demand for goods and cargo in the Puerto Rico trade. The steady reduction in demand for goods and cargo has resulted in pressure on price and utilization of vessel capacity. The continuation of the economic slowdown would cause those adverse effects to continue. If economic conditions in Puerto Rico do not improve, our financial condition and results of operations could be materially adversely affected.

Volatility in fuel prices may adversely affect our results of operations.

Fuel is a significant operating expense for our shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. As a result, variability in the price of fuel may adversely affect profitability. There can be no assurance that our customers will agree to bear such fuel price increases via fuel surcharges without a reduction in their volumes of business with us, nor any assurance that our future fuel hedging efforts, if any, will be successful.

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

We contribute to twelve multi-employer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. Even if we do not take any actions that would subject us to withdrawal liabilities, another contributing employer could take such actions.

In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code, will impose an excise tax of five percent (5%) on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s respective delinquency in meeting the required employer contributions under the plan. The Code also requires contributing employers to make additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

Compliance with safety and environmental protection and other governmental requirements may adversely affect our operations.

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations, including the following: laws pertaining to air emissions; wastewater discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and

health, safety and the protection of the environment and natural resources. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by ABS or similar classification societies, and must be periodically inspected by, or on behalf of, the Coast Guard. Federal environmental laws and certain state laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

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

The U.S. Act to Prevent Pollution from Ships, which implements MARPOL, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone. The U.S. Environmental Protection Agency (“EPA”) requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements. Occasionally, our vessels may not operate in accordance with such permit or requirements or we may not adequately comply with recordkeeping and reporting requirements. Any such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

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

Our vessels are dry-docked periodically to comply with regulatory requirements and to effect maintenance and repairs, if necessary. The cost of such repairs at each dry-docking are difficult to predict with certainty and can be substantial. Our established processes have enabled us to make on average four dry-dockings per year over the last five years with a minimal impact on schedule. There are some years when we have more than the average of four dry-dockings annually. In addition, our vessels may have to be dry-docked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large unpredictable repair and dry-docking expenses could significantly decrease our profits.

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

So that we may ensure our compliance with the applicable maritime laws, our certificate of incorporation permits us to require that any record or beneficial owner of any shares of our capital stock provide us from time to time with certain documentation concerning such owner’s citizenship and comply with certain requirements. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of our capital stock must provide us with specified citizenship documentation. In the event that a person does not submit such requested or required documentation to us, our certificate of incorporation provides us with certain remedies, including the suspension of the voting rights of such person’s shares of our capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of our common stock may lose significant rights associated with those shares.

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

In addition to our corporate governance documents, on August 27, 2012, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our significant net operating loss and tax credit carryforwards (“NOLs”). The Rights Plan will expire on August 27, 2015, or earlier upon the date that: (1) our Board of Directors determines that the plan is no longer needed to preserve the deferred tax assets or is no longer in the best interest of the Company and our stockholders, (2) our Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, or (3) the rights are redeemed or exchanged by our Board of Directors pursuant to the Rights Plan. As of December 22, 2013, we had federal net operating loss carryforwards of $233.3 million. Under applicable tax rules, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions. Therefore, we believe that these NOLs could be a substantial asset. However, if we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability.

Although the Rights Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In particular, it would not protect against ownership changes resulting from sales by certain greater than five percent (5%) stockholders that may trigger limitations on our use of NOLs under Section 382 of the Code. Further, because the Rights Plan may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be adversely affected.

We are subject to statutory and regulatory directives in the United States addressing homeland security concerns that may increase our costs and adversely affect our operations.

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the Coast Guard, and the U.S. Customs and Border Protection (“CBP”), have adopted, and may adopt in the future, rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

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

DHS may adopt additional security-related regulations, including new requirements for screening cargo and our reimbursement to the agency for the cost of security services. Any such new security-related regulations could have an adverse impact on our ability to efficiently process cargo or could increase our operating costs. In particular, our customers typically need quick shipment of their cargos and rely on our on-time shipping capabilities. If any new regulations disrupt or impede the timing of our shipments, we may fail to meet the needs of our customers, or may incur additional expenses to do so.

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

Environmental and Other Regulation

Our marine operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Coast Guard, the EPA and the United States Department of Transportation (“DOT”), as well as related state regulatory agencies. These requirements generally govern the safe operations of our ships and pollution prevention in U.S. internal waters, the territorial sea, and the 200-mile exclusive economic zone of the United States.

The operation of our vessels is also subject to regulation under various international conventions adopted by the IMO that are implemented by the laws of domestic and foreign jurisdictions, and enforced by the Coast Guard and by port state authorities in our non-U.S. ports of call. In addition, our vessels are required to meet construction, maintenance and repair standards established by ABS, Det Norske Veritas (“DNV”), IMO and/or the Coast Guard, as well as to meet operational, environmental, security, and safety standards and regulations presently established by the Coast Guard, CBP, EPA and IMO. The Coast Guard also licenses our seagoing officers and certifies our seamen.

Our marine operations are further subject to regulation by various federal agencies, including the Surface Transportation Board (“STB”), Maritime Administration (“MARAD”), the Federal Maritime Commission, the

EPA, CBP, and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, transfer or sale of our vessels, certain mergers, contraband, pollution prevention, financial reporting, and homeland, port and vessel security.

Our common and contract motor carrier operations are regulated by the STB and various state agencies. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including certain regulations for drug and alcohol testing and hours of service. The ship’s officers and unlicensed crew members employed aboard our vessels must also comply with numerous safety, fitness and training regulations promulgated by the Coast Guard, the DOT, and the IMO, including certain regulations for drug testing and work and rest hours.

The United States Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990 (“OPA”) was enacted in 1990 and established a comprehensive regulatory and liability regime designed to increase pollution prevention, ensure better spill response capability, increase liability for oil spills, and facilitate prompt compensation for cleanup and damages. OPA is applicable to owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the navigable waters of the United States (generally three nautical miles from the coastline) and the 200 nautical mile exclusive economic zone of the United States. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless it is subsequently determined by the Coast Guard or a court of competent jurisdiction that the spill results solely from the act or omission of a third party, an act of God or an act of war) for removal costs and damages arising from discharges or threatened discharges of oil from their vessels up to their limits of liability, unless the limits are broken as described below. “Damages” are defined broadly under OPA to include:

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

OPA requires owners and operators of vessels to establish and maintain with the Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. Effective July 1, 2009, the Coast Guard regulations requiring evidence of financial responsibility were amended to conform the OPA financial responsibility requirements to the July 2009 increases in liability limits. Current Coast Guard regulations require evidence of financial responsibility for oil pollution in the amount of $1,000 per gross ton or $854,400, whichever is greater, for non-tank vessels, plus the CERCLA liability limit of $300 per gross ton for hazardous substance spills. As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index. Although future increases were scheduled for 2012 and every three years thereafter, the Coast Guard has not implemented new limits since 2009.

On September 30, 2013, the Coast Guard issued a Final Rule, which became effective October 30, 2013, requiring owners and operators of non-tank vessels to prepare and submit Nontank Vessel Response Plans (“NTVRPs”) by January 30, 2014. The requirements for non-tank vessels are generally similar to those for tank vessel requirements. We submitted all the necessary documentation to the USCG prior to the deadline and have received approval of our response plans.

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

The Coast Guard’s regulations concerning Certificates of Financial Responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes Certificates of Financial Responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. OPA allows individual states to impose their own liability regimes that are consistent but more stringent than OPA, with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills, as well as requirements for response and contingency planning and requirements for financial responsibility. We intend to comply with all applicable state regulations in the states where our vessels call.

We maintain Certificates of Financial Responsibility as required by the Coast Guard and various states for our vessels.

The Act to Prevent Pollution from Ships and MARPOL requirements for oil pollution prevention

MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. It has been updated by amendments through the years and is implemented in the United States by the Act to Prevent Pollution from Ships. MARPOL has six specific annexes; and Annex I governs oil pollution, Annex V governs garbage pollution, and Annex VI governs air pollution.

Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of Annex I and Annex V, in particular. Prosecutions generally involve violations related to pollution prevention devices, such as the oily water separator, and include falsifying the Oil Record Book and the Garbage Record Book, obstruction of justice, false statements and conspiracy. Over the past 15 to 20 years, the DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred in international waters. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”) as part of any negotiated resolution.

In the first quarter of 2012, we entered into a plea agreement with the government, and agreed to plead guilty to two false statements for maintaining an inaccurate Oil Record Book. This related to one of our containerships in the U.S. west coast-Hawaii service. As part of our probation obligation, we have developed, adopted, and implemented an ECP. Should we face DOJ criminal prosecutions in the future, we could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.

Under MARPOL Annex V, which governs the discharge of garbage from ships, the special area for the Wider Caribbean region including the Gulf of Mexico and the Caribbean Sea went into effect on May 1, 2011. Under MARPOL, these special areas require the adoption of special mandatory methods for the prevention of sea pollution, and are provided with a higher level of protection than other areas of the sea.

In addition, new regulations addressing garbage management went into effect on January 1, 2013. The new regulations impose stricter garbage management procedures and documentation requirements for all vessels and fixed and floating platforms by imposing a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The new regulations allow the limited discharge of only four categories: food waste, cargo residues and certain operational wastes not harmful to the marine environment, and carcasses of animals carried as cargo. These regulations greatly reduce the amount of garbage that vessels will be able to dispose of at sea and will increase our costs of disposing garbage remaining on board vessels at their port calls. The Coast Guard published an interim rule on February 28, 2013 to implement these new requirements in the United States effective April 1, 2013.

The United States Clean Water Act

Enacted in 1972, the United States Clean Water Act (“CWA”) prohibits the discharge of “pollutants,” which includes oil or hazardous substances, into navigable waters of the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA and CERCLA discussed above.

The CWA established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States from point sources, such as vessels operating in the navigable waters. Pursuant to the NPDES program, the EPA issued a Vessel General Permit (“2008 VGP”), which was in effect from February 6, 2009 to December 19, 2013. On April 12, 2013, the EPA implemented the Phase II VGP Regime (“2013 VGP”) effective on December 19, 2013, covering 27 types of discharges. The 2013 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to our vessels.

The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges, including ballast water, that occur normally in the operation of a vessel. In addition, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The 2013 VGP also contains requirements for oil-to-sea interfaces, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an Environmentally Acceptable Lubricant (EAL) in all oil-to-sea interfaces, unless not technically feasible.

We filed a Notice of Intent to be covered by the 2008 VGP for each of our ships and filed another Notice of Intent to be covered by the 2013 VGP, and we have implemented its requirements. Under the 2013 VGP, there is an annual reporting requirement. The 2013 VGP has resulted in increased requirements and may lead to increased enforcement by the EPA and the Coast Guard that could result in an increase in the Company’s operating costs.

On February 11, 2011, the EPA and the Coast Guard entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the

VGP. Under the MOU, the Coast Guard will identify and report to the EPA deficiencies detected as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, the EPA retains responsibility and enforcement authority to address violations. Failure to comply with the 2013 VGP may result in civil or criminal penalties.

Section 401(d) of the CWA permits individual states to attach additional limitations and requirements to federal permits, including the 2013 VGP, that are necessary to assure that the permit will comply with any applicable CWA-based effluent limitations and other limitations, standards of performance, prohibitions, effluent standards, or pretreatment standards, and with any other appropriate requirements of that state. Pursuant to this authority, several states have specified significant, additional requirements that became a condition of the 2013 VGP. As a result, in addition to the 2013 VGP requirements, a permit may not be issued until the owners and operators of the vessel have met state specific state conditions in accordance with Section 401 of the CWA, if applicable.

The National Invasive Species Act

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that imposed mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements could be met by performing mid-ocean ballast exchange, by retaining ballast water on board the vessel, or by using environmentally sound ballast water treatment methods approved by the Coast Guard. Mid-ocean ballast exchange was the primary method for compliance with the Coast Guard regulations. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water in U.S. waters, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements.

In March 2012, the Coast Guard amended its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in a vessel’s ballast water discharged in United States waters. The final rule sets limits to match those set internationally by IMO in the International Convention for the Control and Management of Ships Ballast Water and Sediments (the “Ballast Water Convention”). The Coast Guard deferred the phase-two discharge standard, which would have been more stringent and cannot be met using existing treatment technology. However, the Coast Guard intends to establish a more stringent phase-two discharge standard after completing additional research and analysis. The Coast Guard requirements will be phased in over a several-year period depending on a vessel’s ballast water capacity and dry-docking schedule.

In most cases vessels will be required to install and operate a ballast water management system (“BWMS”) that has been type-approved by the Coast Guard. A vessel’s compliance date varies based upon the date of construction and ballast water capacity. Our existing vessels with a ballast water capacity less than 1500 cubic meters or greater than 5000 cubic meters must comply by their first scheduled dry-docking after January 1, 2016. If a vessel intends to install a BWMS prior to the applicable compliance date and the Coast Guard has not yet type-approved systems appropriate for the vessel’s class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO’s I Ballast Water Convention if the Coast Guard determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may be used until five years after the compliance date, which is intended to provide sufficient time for the manufacturer to obtain Coast Guard approval. At present, however, no Coast Guard type-approved BWMS is available.

One of our vessels could be required to have a ballast water treatment system on board by its first scheduled dry-docking that occurs after January 1, 2014, however, that vessel is not currently in service and the ballast water treatment system would only be required if we decide to use it and dry dock that vessel after January 1, 2014. All of our remaining vessels will be required to have an approved system on board by their first scheduled dry-docking survey after January 1, 2016. Systems are available that will meet the IMO standards, however US Coast Guard has been slow to establish criteria and approve Ballast Water Treatment Systems. We are carefully monitoring developments on ballast water treatment systems and may apply for a waiver, or install an AMS or USCG approved ballast treatment system in vessel dry dockings which occur after January 1, 2016.

In addition to the federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s VGP certification. For instance, California requires vessels to comply with its own ballast water discharge and hull fouling requirements. On October 1, 2013, the California legislature delayed implementation of California’s ballast water discharge performance standards, effective January 1, 2014, for a two-year period. Numerous other states have also added more stringent requirements to their certification of the 2013 VGP. State requirements could increase our costs of operating in those state waters.

The United States Clean Air Act and Air Emission Standards under MARPOL

In 1970, the United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels. For example, the California Air Resources Board (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 nautical miles of the California coastline effective July 1, 2009. CARB began enforcing these requirements on December 1, 2011. CARB’s more stringent fuel oil requirements for marine gas oil and marine diesel oil went into effect on January 1, 2014, requiring oceangoing vessels to use fuel at or below 0.1% sulfur.

The state of California also began on January 1, 2010, implementing regulations on a phased in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if we determine that we cannot use or the ports will not permit us to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and we may incur additional costs in connection with modifying our vessels to use electrical power supplied at the dock. These requirements went into effect on January 1, 2014. Currently, we only operate steamships in California, and these vessels are exempt from this regulation until January 01, 2020.

Annex VI of MARPOL, which addresses air emissions from vessels, came into force in the United States on January 8, 2009 and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard was lowered to 14.4 g-NOx/kW-hr, and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).

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

With respect to North America, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA went into force on August 1, 2012, limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States— Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard is January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.

With the adoption of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 1% sulfur content fuel oil and will be required to burn 0.1% sulfur content fuel oil as of January 1, 2015. While the EPA has received approval at IMO to exempt and has exempted our 10 steamships from the 0.1% sulfur content fuel oil requirement until 2020, our three D-7 vessels utilized in our Alaska trade lanes are diesel-powered and will be subject to the 0.1% sulfur content requirement beginning in January, 2015. In order to comply with these environmental laws and regulations, we will most likely need to make material capital expenditures related to these D-7 vessels prior to 2015. Additionally, in order to address the expiration of the steamship exemption in 2020 and because our 10 steamships cannot currently safely burn 0.1% sulfur content fuel oil, we will most likely need to make material capital expenditures to install engines or systems on these vessels to address fuel efficiency and emissions or to replace such vessels altogether. It is not yet known whether any engine or system modifications will exist or be feasible to allow our fleet to be brought into compliance with these environmental laws and regulations.

The Resource Conservation and Recovery Act

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act (“RCRA”) or comparable international, state or local requirements. From time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to our marine operations, the EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties that we contract with, we may still be held liable for cleanup costs under applicable laws.

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

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) entered into force. Pursuant to the Kyoto Protocol, countries that are parties to the Convention are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. On January 1, 2009, the EPA began to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA.

Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, EU, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on our business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time.

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

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call, as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of the date hereof:

Location	Description of Facility	Square Footage(1)
Anchorage, Alaska	Stevedoring building and various terminal and related property	1,633,385
Charleston, South Carolina	Regional sales office	2,138
Charlotte, North Carolina	Corporate headquarters	25,592
Compton, California	Terminal supervision office and warehouse	176,676
Dominican Republic	Operations office	1,184
Dutch Harbor, Alaska	Office and various terminal and related property	760,337
Elizabeth, New Jersey	Vessel operations and administration office	1,844
Honolulu, Hawaii	Terminal property and office	29,108	(2)
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision, sales office & warehousing	15,943
Kodiak, Alaska	Office and various terminal and related property	265,232
Oakland, California	Office and various terminal and related property	247,732
Renton, Washington	Regional sales office	5,162
San Juan, Puerto Rico	Office and various terminal and related property	3,253,743
Sparks, Nevada	Warehousing	20,000
Tacoma, Washington	Office and various terminal and related property	797,348

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.
(2)	Excludes 1,647,952 square feet of terminal property, which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

In May 2013, the DOJ declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed in May 2013, and we were served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. We have filed responsive pleadings and intend to vigorously defend against the allegations set forth in the complaint.

On March 5, 2014, we entered into a settlement agreement which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. The settlement agreement provides that we will pay to the United States the total sum of $1.5 million in six different installment payments through April 2015. During the fourth quarter of 2013, we recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which we have contractual relations. Our policy is to disclose contingent liabilities associated with both asserted and unasserted claims after all available facts and circumstances have been reviewed and we determine that a loss is reasonably possible. Our policy is to record contingent liabilities associated with both asserted and unasserted claims when it is probable that the liability has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 20, 2011, our common stock began trading on the over-the-counter (“OTC”) market under a new stock symbol, HRZL. Our common stock was removed from listing on the NYSE and a Form 25 was filed on March 1, 2012.

As of March 3, 2014, there were approximately 21 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock for the fiscal periods presented.

2014	High	Low
First Quarter (through March 3, 2014)	$1.05	$0.52

2013	High	Low
First Quarter	$1.56	$1.18
Second Quarter	$1.49	$1.16
Third Quarter	$1.45	$1.20
Fourth Quarter	$1.50	$0.78

2012	High	Low
First Quarter	$8.50	$2.05
Second Quarter	$6.50	$1.53
Third Quarter	$2.00	$1.40
Fourth Quarter	$1.55	$1.12

During the fourth quarter of 2013, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated herein by reference.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on December 21, 2008 and $100 invested in the Company’s stock by the opening bell on December 22, 2008, as well as the reinvestment of dividends.

	12/21/2008	12/20/2009	12/26/2010	12/25/2011	12/23/2012	12/22/2013
Horizon Lines, Inc.	100.00	161.43	139.39	22.81	19.34	18.73
Dow Jones U.S. Industrial Transportation Index	100.00	121.80	149.84	149.09	157.57	214.85
S&P 500 Index	100.00	124.17	141.55	142.51	161.07	204.79

Item 6.	Selected Financial Data

The five-year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K, and our consolidated financial statements and the related notes appearing in Item 15 of this Form 10-K.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. Fiscal year 2010 consisted of 53 weeks and each of the other years presented below consisted of 52 weeks.

Selected Financial Data is as follows (in thousands, except per share data):

	Fiscal Years Ended
	Dec. 22, 2013	Dec. 23, 2012	Dec. 25, 2011	Dec. 26, 2010	Dec. 20, 2009
Statement of Operations Data:
Operating revenue	$1,033,310	$1,073,722	$1,026,164	$1,000,055	$979,352
Impairment of assets(1)	3,295	386	2,997	2,655	1,867
Restructuring costs(2)	6,324	4,340	—	1,843	747
Legal settlements(3)	1,387	—	(5,483)	32,270	20,000
Goodwill impairment(4)	—	—	115,356	—	—
Operating income (loss)	31,377	4,252	(97,856)	4,894	24,426
Interest expense, net	66,916	62,888	55,677	40,117	38,036
(Gain) loss on modification/early extinguishment of debt(5)	(5)	36,615	(16,017)	—	50
Gain on change in value of debt conversion features(6)	(271)	(19,405)	(84,480)	—	—
Income tax (benefit) expense(7)	(1,925)	(1,482)	126	324	10,573
Net loss from continuing operations	(33,354)	(74,403)	(53,194)	(35,574)	(24,251)
Net income (loss) from discontinued operations(8)	1,421	(20,295)	(176,223)	(22,395)	(7,021)

Net loss	$(31,933)	$(94,698)	$(229,417)	$(57,969)	$(31,272)

Basic net (loss) income per share:
Continuing operations	$(0.91)	$(3.26)	$(36.33)	$(29.01)	$(20.06)
Discontinued operations	0.04	(0.89)	(120.37)	(18.27)	(5.81)

Basic net loss per share	$(0.87)	$(4.15)	$(156.70)	$(47.28)	$(25.87)

Diluted net (loss) income per share:
Continuing operations	$(0.91)	$(3.26)	$(36.33)	$(29.01)	$(20.06)
Discontinued operations	0.04	(0.89)	(120.37)	(18.27)	(5.81)

Diluted net loss per share	$(0.87)	$(4.15)	$(156.70)	$(47.28)	$(25.87)

Number of shares used in calculations(9):
Basic	36,498	22,794	1,464	1,226	1,209
Diluted	36,498	22,794	1,464	1,226	1,209
Cash dividends declared	$—	$—	$—	$6,281	$13,397
Cash dividends declared per common share(9)	$—	$—	$—	$5.00	$11.00

Balance Sheet Data:
Cash	$5,236	$27,839	$21,147	$2,751	$6,419
Total assets	624,607	601,234	639,809	785,776	818,510
Total debt, including capital lease obligations	516,318	437,830	515,848	516,323	514,855
Long term debt, including capital lease obligations, net of current portion(10)	504,845	434,222	509,741	7,530	496,105
Stockholders’ (deficiency) equity(9)	(43,792)	(16,742)	(165,986)	39,792	101,278

Other Financial Data:
EBITDA(11)	$83,188	$39,681	$60,868	$63,444	$81,546
Capital expenditures	113,846	14,823	15,111	15,991	9,750
Vessel dry-docking payments	17,123	18,802	12,547	19,110	14,696
Cash flows provided by (used in):
Operating activities	31,843	8,323	(11,452)	53,441	62,991
Investing activities	(98,107)	(11,416)	(12,837)	(14,437)	(8,535)
Financing activities	41,855	29,496	93,978	(25,119)	(44,753)

(1)	We made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project encountered delays that are expected to continue beyond 2014. During 2011, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. During the third quarter of 2013, we sold two of the three cranes. During the third quarter of 2013, we recorded an additional impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We are currently exploring alternatives for the remaining crane and expect to install it in our terminal in Kodiak, Alaska. Impairment of assets of $2.7 million during the year ended December 26, 2010 related to certain owned and leased equipment. Impairment of assets of $1.9 million during the year ended December 20, 2009 related to a write-down of the carrying value of our spare vessels.
(2)	During 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $6.3 million primarily resulting from the liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan, as well as other costs to move to Philadelphia. In 2012, we discontinued our sailing that departs Jacksonville, Florida each Tuesday. In association with the service change, we recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment expense of $2.2 million and union and non-union severance and employee related expense of $0.9 million. We also initiated a plan during the fourth quarter of 2012 to further reduce our non-union workforce beyond the reductions associated with the Puerto Rico service change and incurred approximately $1.2 million of expenses for severance and other employee related costs.
(3)	On March 5, 2014, we entered into a settlement agreement which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings pursuant to the qui tam provisions of the False Claims Act. The settlement agreement provides that we will pay to the United States the total sum of $1.5 million in six installment payments through April 2015. During the fourth quarter of 2013, we recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

We entered into a plea agreement, dated February 23, 2011, with the United States of America, under which we agreed to pay a fine of $45.0 million over five years without interest. We recorded a charge during the year ended December 26, 2010, of $30.0 million, which represented the present value of the expected $45.0 million of installment payments. On April 28, 2011, the U.S. District Court for the District of Puerto Rico amended the fine imposed on us by reducing the amount from $45.0 million to $15.0 million. During the second quarter of 2011, we reversed $19.2 million of the $30.0 million charge recorded during the year ended December 26, 2010, related to the reduction in this legal settlement.

In November 2011, we entered into a settlement agreement with all of the remaining significant shippers who opted out of the Puerto Rico direct purchaser antitrust class action settlement. We recorded a charge of $12.7 million during the fourth quarter of 2011, which represents the present value of the $13.8 million in installment payments. The year ended December 20, 2009, includes a $20.0 million charge for the settlement of the antitrust class action lawsuit in Puerto Rico.

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

(4)	During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and a deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. Our step two analysis indicated that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeded book value. Thus, the goodwill impairment was due to both the deterioration in earnings as well as the fair value of certain of our underlying assets being in excess of their book value. As such, we recorded a $115.4 million goodwill impairment charge during the year ended December 25, 2011.
(5)	During the year ended December 23, 2012 we recorded a net loss on conversion of debt of $36.6 million. This is comprised of an $11.3 million gain on conversion of $49.7 million of Series B notes into equity on January 11, 2012, a loss of $48.3 million on the conversion of $224.8 million of Series A and Series B Notes into equity on May 3, 2012, a $0.2 million gain on the conversion of $1.0 million Series A Notes into equity on July 20, 2012, and a $0.2 million gain on the conversion of $0.7 million of Series A Notes into equity on October 23, 2012.

(6)	During the years ended December 23, 2012 and December 25, 2011, we recorded a net gain in change of value of debt conversion features of $19.4 million and $84.5 million, respectively. We are required to mark-to-market the embedded conversion features of the Series A and Series B Notes on a quarterly basis. The net gain is a result of the change in fair value of these embedded derivatives during the year.
(7)	During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a full valuation allowance against our deferred tax assets. During 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.6 million and an income tax benefit of $1.6 million. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. During 2013, we recorded a tax benefit in continuing operations. As such, the tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.
(8)	During the third quarter of 2011, we began a review of strategic alternatives for our FSX service. As a result of several factors, including: 1) the projected continuation of volatile trans-Pacific freight rates, 2) high fuel prices, and 3) operating losses, we decided to discontinue the FSX service. As a result, the FSX service has been classified as discontinued operations in all periods presented. During the 4th quarter of 2010, we decided to discontinue our third-party logistics operations and determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses and 3) focus on the recently commenced international shipping activities, we would begin exploring the sale of our logistics operations. We reclassified our logistics operations as discontinued operations in all periods presented, and the logistics operations were transferred during the second quarter of 2011. During 2012, we entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. In connection with the Global Termination Agreement, we recorded an additional restructuring charge of $14.1 million related to our vessel lease obligations originally recorded during 2011. During 2013, the Company incurred legal and professional fees associated with an arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses.
(9)	On December 7, 2011, we filed our restated certificate of incorporation to, among other things, effect a 1-for-25 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted weighted-average shares and dividends declared per share.
(10)	On March 28, 2011, we expected that we would experience a covenant default under the indenture related to our Notes and would have had until May 21, 2011, to obtain a waiver from the holders of the old notes. Due to cross default provisions, we classified our obligations under the old notes and senior credit facility as current liabilities in the accompanying Consolidated Balance Sheet as of December 26, 2010. Noncompliance with these financial covenants constituted an event of default, which could have resulted in acceleration of maturity. None of the indebtedness under the Senior Credit Facility or Notes was accelerated prior to completion of a comprehensive refinancing on October 5, 2011.

(11)	EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (iii) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses. A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Year Ended Dec. 22, 2013	Year Ended Dec. 23, 2012	Year Ended Dec. 25, 2011	Year Ended Dec. 26, 2010	Year Ended Dec. 20, 2009
Net loss	$(31,933)	$(94,698)	$(229,417)	$(57,969)	$(31,272)
Net income (loss) from discontinued operations	1,421	(20,295)	(176,223)	(22,395)	(7,021)

Net loss from continuing operations	(33,354)	(74,403)	(53,194)	(35,574)	(24,251)
Interest expense, net	66,916	62,888	55,677	40,117	38,036
Income tax (benefit) expense	(1,925)	(1,482)	126	324	10,573
Depreciation and amortization	51,551	52,678	58,259	58,577	57,188

EBITDA	83,188	39,681	60,868	63,444	81,546
Restructuring costs	6,324	4,340	—	1,843	747
Impairment of assets	3,295	386	2,997	2,655	1,867
Legal settlements and contingencies.	1,387	—	(5,483)	32,270	20,000
Antitrust and false claims legal expenses	921	1,567	4,480	5,243	12,192
Other severance charges	327	1,812	3,470	542	306
Gain on change in value of debt conversion features	(271)	(19,405)	(84,480)	—	—
(Gain) loss on modification/ extinguishment of debt and other refinancing costs	(5)	37,587	(15,112)	—	50
Goodwill impairment	—	—	115,356	—	—

Adjusted EBITDA	$95,166	$65,968	$82,096	$105,997	$116,708

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

	Year Ended December 22, 2013	Year Ended December 23, 2012	Year Ended December 25, 2011
	(In thousands)
Operating revenue	$1,033,310	$1,073,722	$1,026,164
Operating expense	1,001,933	1,069,470	1,124,020

Operating income (loss)	$31,377	$4,252	$(97,856)

Operating ratio	97.0%	99.6%	109.5%
Revenue containers (units)	223,169	234,969	234,311

As a result of the slow economic recoveries in the markets we serve, as well as the still uncertain macroeconomic environment, we are continuing our efforts to reduce expenses and preserve liquidity. During the fourth quarter of 2012, we announced that we would discontinue our sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. Operating revenue during 2013 declined as a result of this modification to our Puerto Rico service. In addition, the startup of a new competitor in our Puerto Rico market and the reduction of fuel surcharges both further negatively impacted operating revenue during 2013.

Operating income increased $26.6 million during 2013 as compared to 2012. The improvement was primarily due to a reduction in vessel lease expense, lower dry-dock transit and crew-related expenses, higher non-transportation revenue, reduced overhead, and gains on the sale of assets, partially offset by higher vessel operating expenses and certain contractual and inflationary increases in operating expenses more than offsetting a modest improvement in rates, net of fuel.

As compared to 2011, operating revenue during 2012 increased primarily as a result of higher fuel surcharges and rate increases to mitigate higher variable expenses, including port security, wharfage fees and other rate increases from our vendors and union partners. Operating expenses during 2012 included $18.2 million of incremental transit and crew costs associated with China dry-dockings of our three Puerto Rico vessels. Operating expense during 2011 included a $115.4 million non-cash goodwill impairment charge.

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,900 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico as well as contracting for terminal services in the seven ports in the continental U.S.

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

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 22, 2013, December 23, 2012 and December 25, 2011 and for the fiscal years ended December 22, 2013, December 23, 2012 and December 25, 2011. Certain prior period balances have been reclassified to conform to current period presentation.

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

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 22, 2013, December 23, 2012, and December 25, 2011 each consisted of 52 weeks.

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

Casualty and Property Insurance Reserves

We purchase insurance coverage for our exposures related to employee injuries or illness (state workers compensation, Longshore and Harbor workers compensation, protection and indemnity liability coverage for our crewmembers), vessel collisions and allisions, property loss and damage, third party liability, and cargo loss and damage. Most insurance policies include a deductible applicable to each incident or vessel voyage and deductibles can change from year to year as policies are renewed or replaced. Our current insurance program includes deductibles ranging from $0 to approximately $1.4 million. In most cases, our claims personnel work directly with our insurers’ claims professionals or our third-party claim administrators to continually update the anticipated residual exposure for each claim. In this process, we evaluate and monitor each claim individually, and use resources such as historical experience, known trends, and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs, and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

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

We apply the steps prescribed by ASC 350, Intangibles-Goodwill and Other, to determine goodwill impairment. We assess qualitative factors in our reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not our reporting unit’s fair value is less than its carrying amount. If the carrying amount of our reporting unit exceeds its fair value (step one), we measure the possible goodwill impairment based on a hypothetical allocation of the estimated fair value of the reporting unit to all of the underlying assets and liabilities, including previously unrecognized intangible assets (step two). The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

The customer contracts and trademarks on the balance sheet as of December 22, 2013 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and was calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks was based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to 15 years. Long-lived intangible assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

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

Vessel Dry-docking

Under U.S. Coast Guard Rules, administered through ABS’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. The costs of these scheduled dry-dockings are customarily deferred and amortized over a 30-month period beginning with the accounting period following the vessel’s release from dry-dock because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements.

We also take advantage of vessel dry-dockings to perform normal repair and maintenance procedures on our vessels. These routine vessel maintenance and repair procedures are expensed as incurred, as well as the incremental crew and fuel costs to transit to and from the dry-dock location. In addition, we will occasionally, during a vessel dry-docking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Income Taxes

Deferred tax assets represent expenses recognized for financial reporting purposes that may result in tax deductions in the future, and deferred tax liabilities represent expense recognized for tax purposes that may result in financial reporting expenses in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. In conjunction with our election to opt out of the tonnage tax regime, we revalued our deferred taxes to accurately reflect the rates at which we expect such items to reverse in future periods.

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

Property and Equipment

We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from three to 40 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present or if other circumstances indicate that an impairment may exist, we must then determine whether an impairment loss should be recognized. An impairment loss can be recognized for a long-lived asset (or asset group) that is held and used only if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value. Estimates of future cash flows used to test a long-lived asset (or asset group) for recoverability shall include only the future cash flows (cash inflows and associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset (or asset group). Estimates of future cash flows should be based on an entity’s own assumptions about its use of a long-lived asset (or asset group). The cash flow estimation period should be based on the long-lived asset’s (or asset group’s) remaining useful life to the entity. When long-lived assets are grouped for purposes of performing the recoverability test, the remaining useful life of the asset group should be based on the useful life of the primary asset. The primary asset of the asset group is the principal long-lived tangible asset being depreciated that is the most significant component asset from which the group derives its cash-flow-generating capacity. Estimates of future cash flows used to test the recoverability of a long-lived asset (or asset group) that is in use shall be based on the existing service potential of the asset (or asset group) at the date tested. Existing service potential encompasses the long-lived asset’s estimated useful life, cash flow generating capacity, and the physical output capacity. The estimated cash flows should include cash flows associated with future expenditures necessary to maintain the existing service potential, including those that replace the service potential of component parts, but they should not include cash flows associated with future capital expenditures that would increase the service potential. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Recent Accounting Pronouncements

Accounting pronouncements effective after December 22, 2013, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

During 2013, over 90% of our revenue was generated from our shipping and integrated logistics services in markets where the marine trade is subject to the Jones Act. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) warehousing services for third-parties, and (iv) other non-transportation services.

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

Year Ended December 22, 2013 Compared to Year Ended December 23, 2012

	Year Ended December 22, 2013	Year Ended December 23, 2012	% Change
	(In thousands)
Operating revenue	$1,033,310	$1,073,722	(3.8)%
Operating expense:
Vessel	293,213	347,937	(15.7)%
Marine	206,988	208,794	(0.9)%
Inland	183,445	186,437	(1.6)%
Land	143,747	147,936	(2.8)%
Rolling stock rent	38,727	41,474	(6.6)%

Cost of services	866,120	932,578	(7.1)%

Depreciation and amortization	36,850	38,774	(5.0)%
Amortization of vessel dry-docking	14,701	13,904	5.7%
Selling, general and administrative	76,709	79,710	(3.8)%
Restructuring costs	6,324	4,340	45.7%
Impairment of assets	3,295	386	753.6%
Legal settlements	1,387	—	100.0%
Miscellaneous income, net	(3,453)	(222)	1,455.4%

Total operating expense	1,001,933	1,069,470	(6.3)%

Operating income	$31,377	$4,252	637.9%

Operating ratio	97.0%	99.6%	(2.6)%
Revenue containers (units)	223,169	234,969	(5.0)%

Operating Revenue. Operating revenue decreased $40.4 million, or 3.8% during the year ended December 22, 2013. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(38,128)
Bunker and intermodal fuel surcharges decrease	(22,470)
Other non-transportation services revenue increase	10,284
Revenue container rate increase	9,902

Total operating revenue decrease	$(40,412)

The decrease in revenue container volume was primarily due to the reduced number of sailings between Jacksonville, Florida and San Juan, Puerto Rico, as well as the startup of a new competitor in our Puerto Rico market. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.4% of total revenue in the year ended December 22, 2013 and approximately 22.6% of total revenue in the year ended December 23, 2012. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The improvement in revenue container rate was primarily due to rate increases to mitigate increased variable expenses. The increase in non-transportation revenue was primarily due to higher third-party terminal stevedoring services and improvements related to certain transportation services agreements.

Cost of Services. The $66.5 million decrease in cost of services is primarily due to the reduced number of sailings between Jacksonville and San Juan, a decline in labor and other vessel operating expenses as a result of dry-docking certain of our vessels in China during 2012, a reduction in vessel lease expense due to the purchase of three vessels previously under charter, and reduced overhead, partially offset by contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $54.7 million for the year ended December 22, 2013. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(30,123)
Vessel lease expense decrease	(13,623)
Labor and other vessel operating decrease	(8,175)
Vessel space charter expense decrease	(2,803)

Total vessel expense decrease	$(54,724)

The $30.1 million decline in fuel costs is comprised of a $19.6 million decrease due to lower consumption as a result of fewer operating days in 2013 due to the service adjustment in our Puerto Rico tradelane and dry-docking transits that occurred during 2012, as well as a $10.5 million reduction as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred throughout 2012, partially offset by certain labor wage increases in 2013. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.8 million decline in marine expense during the year ended December 22, 2013 was largely due to due to the service adjustment in our Puerto Rico tradelane, partially offset by contractual increases.

Inland expense decreased to $183.4 million for the year ended December 22, 2013 compared to $186.4 million during the year ended December 23, 2012. The $3.0 million decrease in inland expense is primarily due to lower container volumes and a decline in fuel costs, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended December 22, 2013	Year Ended December 23, 2012	% Change
	(In thousands)
Land expense:
Maintenance	$53,061	$56,175	(5.5)%
Terminal overhead	52,235	53,885	(3.1)%
Yard and gate	30,620	30,837	(0.7)%
Warehouse	7,831	7,039	11.2%

Total land expense	$143,747	$147,936	(2.8)%

The reduction in non-vessel related maintenance expenses was primarily due to lower volumes during 2013 as well as our process improvements and cost savings initiatives. Terminal overhead expenses were lower due to severance expense associated with certain union employees that elected early retirement during 2012 and a decrease in utilities expenses. Yard and gate expenses were reduced as a result of decreased container volumes, partially offset by contractual increases. Warehouse expense increased primarily due to an increase in warehousing services for third parties, as well as increases in overall automobile volume.

Rolling stock expense decreased $2.7 million or 6.6% during the year ended December 22, 2013 versus the year ended December 22, 2013. This decline is primarily related to the return of excess equipment as a result of the modification of our Puerto Rico service.

Depreciation and Amortization. Depreciation and amortization was $36.9 million during the year ended December 22, 2013 compared to $38.8 million for the year ended December 23, 2012. The increase in depreciation-owned vessels is due to the acquisition of the three Alaska vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Year Ended December 22, 2013	Year Ended December 23, 2012	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$13,427	$9,657	39.0%
Depreciation and amortization — other	11,354	11,638	(2.4)%
Amortization of intangible assets	12,069	17,479	(31.0)%

Total depreciation and amortization	$36,850	$38,774	(5.0)%

Amortization of vessel dry-docking	$14,701	$13,904	5.7%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $14.7 million during the year ended December 22, 2013 compared to $13.9 million for the year ended December 22, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $76.7 million for the year ended December 22, 2013 compared to $79.7 million for the year ended December 23, 2012, a decrease of $3.0 million or 3.8%. This decrease is primarily due to a $3.3 million reduction in legal fees, including $1.2 million of legal and professional fees expenses specifically associated with the antitrust investigation and related legal proceedings, consulting fees decline of $0.7 million, $0.5 million resulting from technology upgrades, and $0.5 million associated with our reduction in force, partially offset by $3.0 million of higher stock-based and incentive-based compensation expenses.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.9 million during 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $1.4 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Impairment Charge. We made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that are expected to continue beyond 2014. During 2013, we sold two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their net proceeds. We are currently exploring alternatives for the remaining crane and expect to install it in our terminal facility in Kodiak, Alaska.

Legal Settlements. As discussed in Legal Proceedings, on March 5, 2014, we entered into a settlement agreement which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings pursuant to the qui tam provisions of the False Claims Act. The settlement agreement provides that we will pay to the United States the total sum of $1.5 million in six installment payments through April 2015. During the fourth quarter of 2013, we recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

Miscellaneous Income, Net. Miscellaneous income, net increased $3.2 million during 2013 primarily as a result of higher gains on the sale of assets, including spare vessels, and a decrease in bad debt expense.

Interest Expense, Net. Interest expense, net increased to $66.9 million for the year ended December 22, 2013 compared to $62.9 million for the year ended December 23, 2012, a rise of $4.0 million or 6.4%. This increase was primarily due to interest expense related to the debt issued during the first quarter of 2013 to acquire our Alaska vessels off of charter and the SFL Notes issued during the second quarter of 2012, partially offset by the conversion into equity of our 6.00% Convertible Notes during the second quarter of 2012 and a reduction in the non-cash interest accretion related to our legal settlements.

Income Tax Expense. The effective tax rate for the years ended December 22, 2013 and December 23, 2012 was 5.5% and 1.9%, respectively.

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

We also recorded the impact of state income tax refunds of $0.5 million during the year ended December 23, 2012.

Year Ended December 23, 2012 Compared to Year Ended December 25, 2011

	Year Ended December 23, 2012	Year Ended December 25, 2011	% Change
	(In thousands)
Operating revenue	$1,073,722	$1,026,164	4.6%
Operating expense:
Vessel	347,937	311,645	11.6%
Marine	208,794	194,002	7.6%
Inland	186,437	179,583	3.8%
Land	147,936	144,072	2.7%
Rolling stock rent	41,474	40,727	1.8%

Cost of services	932,578	870,029	7.2%

Depreciation and amortization	38,774	42,883	(9.6)%
Amortization of vessel dry-docking	13,904	15,376	(9.6)%
Selling, general and administrative	79,710	82,125	(2.9)%
Restructuring costs	4,340	—	100.0%
Impairment of assets	386	2,997	(87.1)%
Goodwill impairment	—	115,356	(100.0)%
Legal settlements	—	(5,483)	(100.0)%
Miscellaneous (income) expense, net	(222)	737	(130.3)%

Total operating expense	1,069,470	1,124,020	(4.9)%

Operating income (loss)	$4,252	$(97,856)	104.3%

Operating ratio	99.6%	109.5%	(9.9)%
Revenue containers (units)	234,969	234,311	0.3%

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

	Year Ended December 23, 2012	Year Ended December 25, 2011	% Change
	(In thousands)
Land expense:
Maintenance	$56,175	$56,019	0.3%
Terminal overhead	53,885	52,982	1.7%
Yard and gate	30,837	28,497	8.2%
Warehouse	7,039	6,574	7.1%

Total land expense	$147,936	$144,072	1.2%

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

	Year Ended December 23, 2012	Year Ended December 25, 2011	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$9,657	$9,160	5.4%
Depreciation and amortization — other	11,638	13,406	(13.2)%
Amortization of intangible assets	17,479	20,317	(14.0)%

Total depreciation and amortization	$38,774	$42,883	(9.6)%

Amortization of vessel dry-docking	$13,904	$15,376	(9.6)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $13.9 million during the year ended December 23, 2012 compared to $15.4 million for the year ended December 25, 2011. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately four vessels per year.

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

Miscellaneous (Income) Expense, Net. Miscellaneous (income) expense, net increased during 2012 as a result of higher gain on the sale of assets.

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

Income Tax (Benefit) Expense. The effective tax rate for the years ended December 23, 2012 and December 25, 2011 was 1.9% and (0.2)%, respectively. During 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

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

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements, and (iii) the sale of excess assets. Our principal uses of funds have been (i) capital expenditures on our container fleet and terminal operating equipment, purchase of vessels, and improvements to our vessel fleet and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, (iv) the shutdown of our FSX service, and (v) principal and interest payments on our existing indebtedness. Cash totaled $5.2 million at December 22, 2013. As of December 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $63.4 million.

Operating Activities

Net cash provided by operating activities from continuing operations was $31.8 million for the year ended December 22, 2013 compared to $8.3 million for the year ended December 23, 2012. The $23.5 million increase in cash provided by operating activities is primarily due to the following (in thousands):

Increase in earnings adjusted for non-cash charges	$29,809
Decrease in payments related to vessel leases	12,446
Decrease in materials and supplies	7,373
Decrease in accounts payable	(11,586)
Increase in accounts receivable	(6,975)
Decrease in accrued liabilities	(6,477)
Increase in legal settlement payments	(1,000)
Other decrease in working capital, net	(70)

Total increase	$23,520

Net cash provided by operating activities from continuing operations was $8.3 million for the year ended December 23, 2012 compared to cash used in operating activities of $11.5 million for the year ended December 25, 2011. The $19.8 million increase in cash provided by operating activities is primarily due to the following (in thousands):

Increase in accounts payable	$22,726
Decrease in accounts receivable	17,617
Increase in accrued liabilities	3,554
Decrease in materials and supplies	2,576
Decrease in earnings adjusted for non-cash charges	(3,748)
Increase in payments related to dry-dockings	(6,255)
Increase in vessel rent payments in excess of accrual	(18,705)
Other decrease in working capital, net	2,010

Total increase	$19,775

Investing Activities

Net cash used in investing activities was $98.1 million for the year ended December 22, 2013 compared to $11.4 million for the year ended December 23, 2012. The $86.7 million increase in net cash consumed is primarily due to the acquisition of the three Alaska vessels that were previously chartered, partially offset by an increase in proceeds from the sale of equipment.

Net cash used in investing activities from continuing operations was $11.4 million for the year ended December 23, 2012 compared to $12.8 million for the year ended December 25, 2011. The decrease is primarily related to a $1.1 million increase in proceeds from the sale of assets and $0.3 million decline in capital spending.

Financing Activities

Net cash provided by financing activities during the year ended December 22, 2013 was $41.9 million compared to $29.5 million for the year ended December 23, 2012. The net cash provided by financing activities during 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three vessels that were previously chartered, as well as a net $42.5 million repayment under the ABL Facility as compared to $42.5 million borrowed under debt agreements during 2012. In addition, during the year ended December 22, 2013, we paid $5.7 million in financing costs related to fees associated with the new debt issued. We paid $6.4 million during the year ended December 23, 2012 in financing costs related to our overall refinancing efforts and the conversion of debt to equity.

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

Capital Requirements and Liquidity

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs throughout 2014.

During 2014, we expect to spend approximately $23.0 million and $13.0 million on capital expenditures and dry-docking expenditures, respectively. Capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment. We also expect to spend approximately $4.6 million during 2014 for legal settlements and legal expenses associated with the DOJ antitrust settlement, an environmental settlement and the qui tam actions.

In addition to the dry-docking and capital expenditures, legal settlements and antitrust and qui tam related legal fees, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility throughout 2014, but plan to repay such borrowings prior to the end of 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 22, 2013 are as follows (in thousands):

	Total Obligations	2014	2015-2016	2017-2018	Thereafter
Principal and operating lease obligations:
First lien notes	$220,500	$2,250	$218,250	$—	$—
Second lien notes	183,872	—	183,872	—	—
$75 million term loan	75,750	5,625	70,125	—	—
$20 million term loan	20,000	—	20,000	—	—
6.00% convertible senior notes	1,991	—	—	1,991	—
Operating leases	136,983	49,702	61,591	15,981	9,709
Capital leases	12,415	3,517	7,254	1,644	—

Subtotal	651,511	61,094	561,092	19,616	9,709

Interest obligations:
First lien notes	71,837	24,193	47,644	—	—
Second lien notes(1)	99,898	—	99,898	—	—
$75 million term loan	20,651	7,620	13,031	—	—
$20 million term loan	4,800	1,600	3,200	—	—
6.00% convertible senior notes	418	119	239	60	—
Capital leases	2,439	1,213	1,143	83	—

Subtotal	200,043	34,745	165,155	143	—

Legal settlements	13,000	4,375	8,625	—	—
Other commitments(2)	2,948	1,374	1,574	—	—

Total obligations	$867,502	$101,588	$736,446	$19,759	$9,709

Standby letters of credit	$12,888	$3,273	$5,630	$3,985	$—

(1)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(2)	Other commitments includes the purchase commitment related to a crane we expect to install in our Kodiak, Alaska terminal and restructuring liabilities.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Long-Term Debt

On October 5, 2011, we issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. On January 31, 2013, Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), our newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement and the $75.0 Million Agreement are defined and described below.

Road Raiders Inland, Inc. and each of its downstream subsidiaries were formed in 2013, and as of December 22, 2013, due to the immaterial level of operations, were “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million

Agreement (collectively, the “Horizon Lines Debt Agreements”) and in accordance with the Horizon Lines Debt Agreements did not guarantee any of the Horizon Lines Debt Agreements. Subsequent to December 22, 2013, each of such Immaterial Subsidiaries entered into agreements to fully and unconditionally guarantee the Horizon Lines Debt Agreements. Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement, and do not guarantee any of the Horizon Lines Debt Agreements.

As of the date hereof, the 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Unrestricted Subsidiaries identified above.

As of the date hereof, the ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines and the Unrestricted Subsidiaries identified above.

The ABL Facility is secured on a first-priority basis by liens on the accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and joint ventures of the Company) and cash, in each case with certain exceptions, of the Company and the Company’s subsidiaries other than the Unrestricted Subsidiaries identified above (collectively, the “ABL Priority Collateral”). Substantially all other assets of the Company and the Company’s subsidiaries, other than the assets of the Unrestricted Subsidiaries identified above, also serve as collateral for the Horizon Lines Debt Agreements (collectively, such other assets are the “Secured Notes Priority Collateral”).

The following table summarizes the guarantors and non-guarantors of each of the Horizon Lines Debt Agreements as of the date hereof:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
Horizon Lines, Inc.	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Road Raiders Inland, Inc. and subsidiaries	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected Horizon Lines’ ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million and $9.4 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2014 by issuing additional Second Lien Notes. As such, as of December 22, 2013, Horizon Lines has recorded $3.7 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $3.1 million, $3.2 million and $3.5 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due April 15, 2014 by issuing additional SFL Notes. As such, as of December 22, 2013, Horizon Lines has recorded $1.4 million of accrued interest as an increase to long-term debt.

ABL Facility

On October 5, 2011, Horizon Lines entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. Horizon Lines has the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility is available to be used by Horizon Lines for working capital and other general corporate purposes.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and the $20.0 Million Agreement. In addition to allowing for the incurrence of the additional long-term debt under those agreements, amendments to the ABL Facility included, among other changes, (i) permission to make certain investments in the Alaska SPEs, including the proceeds of the $20.0 Million Agreement and the arrangements related to the charters and the sublease of the terminal facility licenses for the Vessels (as defined below), (ii) excluding the Alaska SPEs from the guarantee and collateral requirements of the ABL Facility and from the restrictions of the negative covenants and certain other provisions, (iii) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (iv) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (v) the exclusion of the historical charter hire expense deriving from the Vessels from the calculation of bank-defined Adjusted EBITDA, and (vi) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of December 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $63.4 million. Horizon Lines had $12.9 million of letters of credit outstanding as of December 22, 2013.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

$75.0 Million Term Loan Agreement

Three of Horizon Lines’ Jones Act-qualified vessels: the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (collectively, the “Vessels”) were previously chartered. The charter for the Vessels was due to expire in January 2015. For each chartered Vessel, Horizon Lines generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, we, through our newly formed subsidiary Horizon Alaska, acquired off of charter the Vessels for a purchase price of approximately $91.8 million.

On January 31, 2013, Horizon Alaska, together with two newly formed subsidiaries of Horizon Lines, Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations under the $75.0 Million Agreement are secured by a first priority lien on substantially all of the assets of Horizon Alaska, Horizon Vessels and Alaska Terminals (collectively, the “Alaska SPEs”), which primarily includes the Vessels. The operations of the Alaska SPEs are limited to a bareboat charter of the Vessels between Horizon Alaska and Horizon Lines and a sublease of a terminal facility in Anchorage, Alaska between Alaska Terminals and Horizon Lines of Alaska, LLC.

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the borrowing under the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. We are recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of December 22, 2013. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to our stock or assets (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, we and those of our subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. We are not permitted to optionally prepay the $20.0 Million Agreement except for prepayment in full (together with a prepayment premium equal to 5.0% of the principal amount prepaid) following repayment in full of the First Lien Notes and the $75.0 Million Agreement.

In connection with the issuance of the $20.0 Million Agreement, Horizon Lines paid financing costs of $0.6 million during 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

6.00% Convertible Notes

On October 5, 2011, we issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, collectively the “6.00% Convertible Notes”). The 6.00% Convertible Notes were issued pursuant to an indenture, which we and the Loan Parties entered into with U.S. Bank, as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of December 22, 2013 there were

1.1 billion warrants outstanding for the purchase of up to 53.0 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert our warrants, in whole or in part, into shares of our common stock without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing us to force redemption, and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on December 22, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of December 22, 2013, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of December 22, 2013, we had no borrowings outstanding under the ABL Facility.

Performance Metrics

In addition to EBITDA and Adjusted EBITDA, we use various other non-GAAP measures such as adjusted net income (loss), and adjusted net income (loss) per share. We believe that in addition to GAAP based financial information, the non-GAAP amounts presented below are meaningful disclosures for the following reasons: (i) each are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general, and (iii) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations with the impact of significant special items. We acknowledge that there are limitations when using non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) and net income (loss) per share as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Similar to the amounts presented for EBITDA and Adjusted EBITDA, because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Net loss	$(31,933)	$(94,698)	$(229,417)
Net income (loss) from discontinued operations	1,421	(20,295)	(176,223)

Net loss from continuing operations	(33,354)	(74,403)	(53,194)

Adjustments:
Goodwill impairment	—	—	115,356
Antitrust and false claims legal expenses	921	1,567	4,480
Union/other severance charge	327	1,812	3,470
Impairment charge	3,295	386	2,997
Accretion of legal settlement	984	1,971	810
Accretion of multi-employer pension plan withdrawal liability	378	—	—
Legal settlements and contingencies	1,387	—	(5,483)
Restructuring charge	6,324	4,340	—
(Gain) loss on extinguishment /modification of debt and other refinancing costs	(5)	37,587	(15,112)
Gain on change in value of debt conversion features	(271)	(19,405)	(84,480)
Tax impact of adjustments	(912)	—	(717)

Total adjustments	12,428	28,258	21,321

Adjusted net loss	$(20,926)	$(46,145)	$(31,873)

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Net loss per share	$(0.87)	$(4.15)	$(156.70)
Net income (loss) per share from discontinued operations	0.04	(0.89)	(120.37)

Net loss per share from continuing operations	(0.91)	(3.26)	(36.33)

Adjustments:
Goodwill impairment	—	—	78.80
Antitrust and false claims legal expenses	0.03	0.07	3.06
Union/other severance charge	0.01	0.08	2.37
Impairment charge	0.09	0.02	2.05
Accretion of legal settlement	0.03	0.08	0.55
Accretion of multi-employer pension plan withdrawal liability	0.01
Legal settlements and contingencies	0.04	—	(3.75)
Restructuring charge	0.17	0.19	—
(Gain) loss on extinguishment /modification of debt and other refinancing costs	—	1.65	(10.32)
Gain on change in value of debt conversion features	(0.01)	(0.85)	(57.70)
Tax impact of adjustments	(0.03)	—	(0.49)

Total adjustments:	0.34	1.24	14.57

Adjusted net loss per share	$(0.57)	$(2.02)	$(21.76)

Outlook

We expect 2014 revenue container loads to be above 2013 levels due to anticipated modest volume growth in all three markets we serve. This projected volume growth takes into consideration the estimated impacts of a new competitor that entered the Puerto Rico Gulf service during 2013 for a full year in 2014, as well as a second vessel being added by a competitor in our Hawaii service during 2014, partially offset by the full-year impact of adding a bi-weekly Jacksonville sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico.

Overall, revenue container rates are expected to range from flat to a marginal improvement in 2014. We expect the new vessel capacity added in Puerto Rico during 2013 and being added in Hawaii in 2014, as well as a challenging economic environment in Puerto Rico, to impact rates in 2014.

We will experience increases in expenses associated with our revenue container volumes, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others. Although the number of vessels being dry-docked in 2014 is less than 2013, the costs associated with repositioning vessels and expenses related to spare vessels will slightly exceed 2013 levels.

We expect 2014 financial results to approximate 2013 results, with 2014 adjusted EBITDA projected between $82.0 million and $97.0 million, compared with $95.2 million in fiscal 2013.

Based on our current level of operations, we believe cash flow from operations and borrowings available under the ABL Facility will be adequate to support our business plans. We expect total liquidity during 2014 to reach a low of approximately $30.0 million following payment in April of our semiannual cash interest and principal obligations under the First Lien Notes, then build over the balance of the year and end 2014 at approximately $70.0 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of December 22, 2013, we had no borrowings outstanding under the ABL Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 22, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 22, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 22, 2013 based on the control criteria established in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 22, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 22, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item as to the Company’s executive officers, directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement and also is incorporated herein by reference.

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

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2014, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.

(a)(2) Exhibits:

		Incorporated by Reference
Exhibit Number				Date of First Filing	Exhibit Number	Filed Herewith
	Description	Form	File No.

3.1	Restated Certificate of Incorporation	8-K	001-32627	6/21/13	3.1

4.1	Third Supplemental Indenture governing the 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes, dated January 29, 2013	10-Q	001-32627	11/5/13	4.2

4.2	Third Supplemental Indenture governing the 13.00% — 15.00% Second-Lien Senior Secured Notes due 2016, dated January 29, 2013	10-Q	001-32627	11/5/13	4.2

4.3	Second Supplemental Indenture governing the 11.00% First Lien Senior Secured Notes due 2016, dated January 29, 2013	10-Q	001-32627	11/5/13	4.1

10.1	Second Amendment to Credit Agreement between Horizon Lines, Inc., as parent, Horizon Lines, LLC, as borrower, and Wells Fargo Capital Finance, LLC, as administrative agent, dated January 31, 2013	10-Q	001-32627	5/1/13	10.3

10.2	Amended and Restated Intercreditor Agreement dated January 31, 2013	10-Q	001-32627	5/1/13	10.4

10.3	Separation Agreement between the Registrant and Brian Taylor, dated November 8, 2012	10-K	001-32627	3/12/13	10.41

*10.4	Form of Restricted Stock Unit Agreement between the Registrant and Michael F. Zendan II, dated December 26, 2012	8-K	001-32627	12/28/12	10.1

Incorporated by Reference
Exhibit Number				Date of First Filing	Exhibit Number	Filed Herewith
	Description	Form	File No.

10.5	Form of Restricted Stock Unit Agreement between the Registrant and William A. Hamlin, dated June 1, 2013	8-K	001-32627	6/5/13

10.6	$75 Million Term Loan Agreement dated January 31, 2013	10-Q	001-32627	5/1/2013	10.1

10.7	$20 Million Term Loan Agreement dated January 31, 2013	10-Q	001-32627	5/1/2013	10.2

12	Ratio of Earnings to Fixed Charges.					X

14	Code of Ethics.	10-K	001-32627	2/5/09

21	List of Subsidiaries of Horizon Lines, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

(101.INS)	XBRL Instance Document					X

(101.SCH)	XBRL Taxonomy Extension Schema Document					X

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document					X

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document					X

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document					X

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibit represents a management contract or compensatory plan.
†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.
††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of March 2014.

HORIZON LINES, INC.

By:	/s/ SAMUEL A. WOODWARD
Samuel A. Woodward
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 28th day of February 2014.

Signature	Title

/s/ SAMUEL A. WOODWARD	President, Chief Executive Officer and Director
Samuel A. Woodward	(Principal Executive Officer)

/s/ MICHAEL T. AVARA	Executive Vice President and Chief Financial
Michael T. Avara	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JEFFREY A. BRODSKY	Chairman of the Board and Director
Jeffrey A. Brodsky

/s/ KURT M. CELLAR	Director
Kurt M. Cellar

/s/ JAMES LACHANCE	Director
James LaChance

/s/ STEVEN L. RUBIN	Director
Steven L. Rubin

/s/ MARTIN TUCHMAN	Director
Martin Tuchman

/s/ DAVID N. WEINSTEIN	Director
David N. Weinstein

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 22, 2013 and December 23, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity (deficiency) for each of the three years in the period ended December 22, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 22, 2013 and December 23, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 22, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 21, 2014

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 22, 2013	December 23, 2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$5,236	$27,839
Accounts receivable, net of allowance	100,460	99,685
Materials and supplies	23,369	29,521
Deferred tax asset	1,140	4,626
Other current assets	8,915	8,563

Total current assets	139,120	170,234
Property and equipment, net	226,838	160,050
Goodwill	198,793	198,793
Intangible assets, net	35,154	48,573
Other long-term assets	24,702	23,584

Total assets	$624,607	$601,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$49,897	$46,584
Current portion of long-term debt, including capital lease	11,473	3,608
Accrued vessel rent	—	4,902
Other accrued liabilities	77,406	87,358

Total current liabilities	138,776	142,452
Long-term debt, including capital lease, net of current portion	504,845	434,222
Deferred rent	—	9,081
Deferred tax liability	1,391	4,662
Other long-term liabilities	23,387	27,559

Total liabilities	668,399	617,976

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.01 par value, 30,500 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 38,885 shares issued and outstanding at December 22, 2013 and 100,000 shares authorized, 34,434 shares issued and outstanding as of December 23, 2012	999	954
Additional paid in capital	384,073	381,445
Accumulated deficit	(429,891)	(397,958)
Accumulated other comprehensive income (loss)	1,027	(1,183)

Total stockholders’ deficiency	(43,792)	(16,742)

Total liabilities and stockholders’ deficiency	$624,607	$601,234

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
	(In thousands, except per share amounts)
Operating revenue	$1,033,310	$1,073,722	$1,026,164
Operating expense:
Cost of services (excluding depreciation expense)	866,120	932,578	870,029
Depreciation and amortization	36,850	38,774	42,883
Amortization of vessel dry-docking	14,701	13,904	15,376
Selling, general and administrative	76,709	79,710	82,125
Restructuring charge	6,324	4,340	—
Impairment charge	3,295	386	2,997
Goodwill impairment	—	—	115,356
Legal settlements	1,387	—	(5,483)
Miscellaneous (income) expense	(3,453)	(222)	737

Total operating expense	1,001,933	1,069,470	1,124,020

Operating income (loss)	31,377	4,252	(97,856)
Other expense (income):
Interest expense, net	66,916	62,888	55,677
(Gain) loss on modification/conversion of debt	(5)	36,615	(16,017)
Gain on change in value of debt conversion features	(271)	(19,405)	(84,480)
Other expense, net	16	39	32

Loss from continuing operations before income taxes	(35,279)	(75,885)	(53,068)
Income tax (benefit) expense	(1,925)	(1,482)	126

Net loss from continuing operations	(33,354)	(74,403)	(53,194)
Net income (loss) from discontinued operations	1,421	(20,295)	(176,223)

Net loss	$(31,933)	$(94,698)	$(229,417)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.91)	$(3.26)	$(36.33)
Discontinued operations	0.04	(0.89)	(120.37)

Basic and diluted net loss per share	$(0.87)	$(4.15)	$(156.70)

Number of weighted average shares used in calculations:
Basic	36,498	22,794	1,464
Diluted	36,498	22,794	1,464

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
	(In thousands)
Net loss	$(31,933)	$(94,698)	$(229,417)
Other comprehensive income (loss)
Unrecognized actuarial (losses) gains, net of tax	1,831	(3,043)	1,241
Unwind of interest rate swap	—	(726)	339
Amortization of pension and post-retirement benefit transition obligation, net of tax	379	514	472
Change in fair value of interest rate swap, net of tax	—	—	1,458

Other comprehensive income (loss)	2,210	(3,255)	3,510

Comprehensive loss	$(29,723)	$(97,953)	$(225,907)

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(33,354)	$(74,403)	$(53,194)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	24,781	21,295	22,566
Amortization of intangibles	12,069	17,479	20,317
Amortization of vessel dry-docking	14,701	13,904	15,376
Goodwill impairment	—	—	115,356
Impairment charge	3,295	386	2,997
Restructuring charge	6,324	4,340	—
Legal settlements	1,387	—	(5,483)
Gain on change in value of conversion features	(271)	(19,405)	(84,480)
Amortization of deferred financing costs	3,259	2,615	3,955
Deferred income taxes	(1,922)	(112)	162
Gain on equipment disposals	(3,604)	(832)	(935)
(Gain) loss on modification/conversion of debt	(5)	36,615	(16,017)
Payment-in-kind interest expense	25,587	20,493	—
Accretion of interest on debt	1,032	3,996	11,972
Accretion of interest on legal settlements	996	1,971	810
Other non-cash interest accretion	378	—	—
Stock-based compensation	2,895	2,169	758
Changes in operating assets and liabilities:
Accounts receivable, net	(775)	6,200	(11,417)
Materials and supplies	5,865	(1,508)	(4,084)
Other current assets	(493)	(1,233)	3,148
Accounts payable	3,314	14,900	(7,826)
Accrued liabilities	(9,277)	(2,800)	(6,355)
Vessel rent	(777)	(13,223)	5,482
Vessel dry-docking payments	(17,123)	(18,802)	(12,547)
Legal settlement payments	(6,500)	(5,500)	(8,518)
Other assets/liabilities	61	(222)	(3,495)

Net cash provided by (used in) operating activities from continuing operations	31,843	8,323	(11,452)
Net cash provided by (used in) operating activities from discontinued operations	1,806	(25,711)	(50,588)

Cash flows from investing activities:
Purchases of equipment	(113,846)	(14,823)	(15,111)
Proceeds from sale of equipment	15,739	3,407	2,274

Net cash used in investing activities from continuing operations	(98,107)	(11,416)	(12,837)
Net cash provided by (used in) investing activities from discontinued operations	—	6,000	(705)

Cash flows from financing activities:
Issuance of debt	95,000	—	—
Borrowing under revolving credit facility	34,300	42,500	104,500
Payments on revolving credit facility	(76,800)	—	(204,500)
Payments of long-term debt	(2,250)	(4,484)	(93,750)
Payment of financing costs	(5,711)	(6,406)	(35,644)
Payments on capital lease obligations	(2,684)	(2,114)	(1,628)
Proceeds from issuance of First Lien Notes	—	—	225,000
Proceeds from issuance of Second Lien Notes	—	—	100,000

Net cash provided by financing activities	41,855	29,496	93,978

Net change in cash from continuing operations	(24,409)	26,403	69,689
Net change in cash from discontinued operations	1,806	(19,711)	(51,293)

Net change in cash	(22,603)	6,692	18,396
Cash at beginning of year	27,839	21,147	2,751

Cash at end of year	$5,236	$27,839	$21,147

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficiency)
	(In thousands)
Stockholders’ equity at December 26, 2010	1,230	$345	$(78,538)	$193,266	$(73,843)	$(1,438)	$39,792
Vesting of restricted stock	1	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	677	—	—	677
Stock issued under Employee Stock Purchase Plan	6	1	—	181	—	—	182
Stock issued as part of recapitalization plan	1,003	252	—	19,044	—	—	19,296
Conversion of warrants to stock	29	7	—	(7)	—	—	—
Net loss	—	—	—	—	(229,417)	—	(229,417)
Unrecognized actuarial gains, net of tax	—	—	—	—	—	1,241	1,241
Fair value of interest rate swap, net of tax	—	—	—	—	—	1,458	1,458
Unwind of interest rate swap	—	—	—	—	—	339	339
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	472	472

Stockholders’ deficiency at December 25, 2011	2,269	$605	$(78,538)	$213,135	$(303,260)	$2,072	$(165,986)

Vesting of restricted stock	10	—	—	51	—	—	51
Stock-based compensation	—	—	—	1,918	—	—	1,918
Stock issued as part of conversion of debt	30,065	328	—	75,774	—	—	76,102
Warrants issued as part of conversion of debt	—	—	—	125,188	—	—	125,188
Warrants issued to SFL	—	—	—	43,938	—	—	43,938
Conversion of warrants to stock	2,090	21	—	(21)	—	—	—
Retirement of treasury shares	—	—	78,538	(78,538)	—	—	—
Net loss	—	—	—	—	(94,698)	—	(94,698)
Unrecognized actuarial loss, net of tax	—	—	—	—	—	(3,043)	(3,043)
Unwind of interest rate swap	—	—	—	—	—	(726)	(726)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	514	514

Stockholders’ deficiency at December 23, 2012	34,434	$954	$—	$381,445	$(397,958)	$(1,183)	$(16,742)

Stock-based compensation	—	—	—	2,660	—	—	2,660
Vesting of restricted stock	4	—	—	—	—	—	—
Stock issued as part of conversion of debt	8	—	—	13	—	—	13
Conversion of warrants to stock	4,439	45	—	(45)	—	—	—
Net loss	—	—	—	—	(31,933)	—	(31,933)
Unrecognized actuarial gain, net of tax	—	—	—	—	—	1,831	1,831
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	379	379

Stockholders’ deficiency at December 22, 2013	38,885	$999	$—	$384,073	$(429,891)	$1,027	$(43,792)

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Alaska, LLC (“Horizon Lines of Alaska”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Logistics, LLC (“Horizon Logistics”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly-owned subsidiary, as well as Road Raiders Transportation, Inc. and Road Raiders Logistics, Inc. (collectively, “Road Raiders”), Delaware corporations and wholly-owned subsidiaries. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, Hawaii, and Puerto Rico. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. The Company also provides certain third-party logistics services via its recently formed Road Raiders subsidiaries.

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

During 2011, the Company discontinued its FSX trans-Pacific container shipping service. There will not be any significant future cash flows related to the ceased operations of the FSX service. Also during 2011, the entire component comprising the third-party logistics operations was discontinued. There will not be any significant future cash flows related to these divested logistics operations. In addition, the Company does not have any significant continuing involvement in either of the divested operations. As a result, the FSX service and the former logistics operations have been classified as discontinued operations in all periods presented. See Note 6 for additional details of activities related to discontinued operations.

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

The allowance for doubtful accounts approximated $3.8 million and $3.3 million at December 22, 2013 and December 23, 2012, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss should be recognized for a long-lived asset (or asset group) that is held and used only if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value. Estimates of future cash flows used to test a long-lived asset (or asset group) for recoverability shall include only the future cash flows (cash inflows and associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset (or asset group). Estimates of future cash flows should be based on an entity’s own assumptions about its use of a long-lived asset (or asset group). The cash flow estimation period should be based on the long-lived asset’s (or asset group’s) remaining useful life to the entity. When long-lived assets are grouped for purposes of performing the recoverability test, the remaining useful life of the asset group should be based on the useful life of the primary asset. The primary asset of the asset group is the principal long-lived tangible asset being depreciated that is the most significant component asset from which the group derives its cash-flow-generating capacity. Estimates of future cash flows used to test the recoverability of a long-lived asset (or asset group) that is in use shall be based on the existing service potential of the asset (or asset group) at the date tested. Existing service potential encompasses the long-lived asset’s estimated useful life, cash flow generating capacity, and, the physical output capacity. The estimated cash flows should include cash flows associated with future expenditures necessary to maintain the existing service potential, including those that replace the service potential of component parts, but they should not include cash flows associated with future capital expenditures that would increase the service potential. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

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

The Company is required to recognize the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of accumulated other comprehensive income (loss) in the year they occur. The pension plan and the post-retirement benefit plans are in an underfunded status.

Computation of Net (Loss) Income per Share

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

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2013, the fiscal period began on December 24, 2012 and ended on December 22, 2013. For fiscal year 2012, the fiscal period began on December 26, 2011 and ended on December 23, 2012. For fiscal year 2011, the fiscal period began on December 27, 2010 and ended on December 25, 2011. Each of the fiscal years ended December 22, 2013, December 23, 2012 and December 25, 2011 consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, deferred tax assets and long-lived assets and the useful lives of intangible assets and property and equipment, as well as the estimate and recognition of liabilities.

Recent Accounting Pronouncements

Accounting pronouncements effective after December 22, 2013, are not expected to have a material effect on the Company’s consolidated financial position or results of operations

Supplemental Cash Flow Information

Non-cash financing activities were as follows (in thousands):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Notes issued as payment in kind	$24,762	$26,924	$—
Conversion of debt to equity	20	283,935	—
Second lien notes issued to SFL	—	40,000	—

Cash payments for interest and income tax refunds were as follows (in thousands):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Interest	$33,919	$29,257	$34,609
Income taxes	(18)	(234)	(102)

3.	Long-Term Debt

Long-term debt, net of original issue discount or premium, consists of the following (in thousands):

	December 22, 2013	December 23, 2012
First lien notes	$222,381	$225,305
Second lien notes	187,129	160,871
$75.0 million term loan agreement	73,282	—
$20.0 million term loan agreement	19,572	—
Capital lease obligations	12,415	7,443
ABL facility	—	42,500
6.00% convertible notes	1,539	1,711

Total long-term debt	516,318	437,830
Current portion	(11,473)	(3,608)

Long-term debt, net of current portion	$504,845	$434,222

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. On January 31, 2013, Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), the Company’s newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement, and the $75.0 Million Agreement are defined and described below.

Road Raiders Inland, Inc. and each of its downstream subsidiaries were formed in 2013, and as of December 22, 2013, due to the immaterial levels of operations, were “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and in accordance with the Horizon Lines Debt Agreements did not guarantee any of the Horizon Lines Debt Agreements. Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement, and do not guarantee any of the Horizon Lines Debt Agreements.

As of December 22, 2013, the 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above.

As of December 22, 2013, the ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines, the Immaterial Subsidiaries, and the Unrestricted Subsidiaries.

The ABL Facility is secured on a first-priority basis by liens on the accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and joint ventures of the Company) and cash, in each case with certain exceptions, of the Company and the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above (collectively, the “ABL Priority Collateral”). Substantially all other assets of the Company and the Company’s subsidiaries, other than the assets of the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above, also serve as collateral for the Horizon Lines Debt Agreements (collectively, such other assets are the “Secured Notes Priority Collateral”).

The following table summarizes the guarantors and non-guarantors of each of the Horizon Lines Debt Agreements as of December 22, 2013:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
The Company	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Road Raiders Inland, Inc. and subsidiaries(1)	Immaterial	Immaterial	Immaterial	Immaterial	Immaterial	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

(1)	Subsequent to December 22, 2013, Road Raiders Inland, Inc. and each of its downstream subsidiaries entered into agreements to fully and unconditionally guarantee the Horizon Lines Debt Agreements.

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

On October 5, 2011, the fair value of the First Lien Notes was $228.4 million, which reflected Horizon Lines’ ability to call the First Lien Notes at 101.5% during the first year and at par thereafter. The original issue premium of $3.4 million is being amortized through interest expense through the maturity of the First Lien Notes.

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, (ii) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (iii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million and $9.4 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2014 by issuing additional Second Lien Notes. As such, as of December 22, 2013, Horizon Lines has recorded $3.7 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $3.1 million, $3.2 million and $3.5 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due April 15, 2014 by issuing additional SFL Notes. As such, as of December 22, 2013, Horizon Lines has recorded $1.4 million of accrued interest as an increase to long-term debt.

ABL Facility

On October 5, 2011, Horizon Lines entered into a $100.0 million asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Use of the ABL Facility is subject to compliance with a customary borrowing base limitation. The ABL Facility includes an up to $30.0 million letter of credit sub-facility and a swingline sub-facility up to $15.0 million, with Wells Fargo serving as administrative agent and collateral agent. Horizon Lines has the option to request increases in the maximum commitment under the ABL Facility by up to $25.0 million in the aggregate; however, such incremental facility increases have not been committed to in advance. The ABL Facility is available to be used by Horizon Lines for working capital and other general corporate purposes.

The ABL Facility was amended on January 31, 2013 in conjunction with the $75.0 Million Agreement and $20.0 Million Agreement. In addition to allowing for the incurrence of the additional long-term debt under those agreements, amendments to the ABL Facility included, among other changes, (i) permission to make certain investments in the Alaska SPEs, including the proceeds of the $20.0 Million Agreement and the arrangements related to the charters and the sublease of the terminal facility licenses for the Vessels (as defined below), (ii) excluding the Alaska SPEs from the guarantee and collateral requirements of the ABL Facility and from the restrictions of the negative covenants and certain other provisions, (iii) weekly borrowing base reporting in the event availability under the facility falls below a threshold of (a) $14.0 million or (b) 14.0% of the maximum commitment under the ABL Facility, (iv) the exclusion of certain historical charges and expenses relating to discontinued operations and severance from the calculation of bank-defined Adjusted EBITDA, (v) the exclusion of the historical charter hire expense deriving from the Vessels from the calculation of bank-defined Adjusted EBITDA, and (vi) the inclusion of pro forma interest expense on the $75.0 Million Agreement and the $20.0 Million Agreement in the calculation of fixed charges.

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of December 22, 2013, there were no borrowings outstanding under the ABL facility and total borrowing availability was $63.4 million. Horizon Lines had $12.9 million of letters of credit outstanding as of December 22, 2013.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of December 22, 2013.

$75.0 Million Term Loan Agreement

Three of Horizon Lines’ Jones Act-qualified vessels: the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (collectively, the “Vessels”) were previously chartered. The charter for the Vessels was due to expire in January 2015. For each chartered Vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. On January 31, 2013, the Company, through its newly formed subsidiary Horizon Alaska, acquired off of charter the Vessels for a purchase price of approximately $91.8 million.

On January 31, 2013, Horizon Alaska, together with two newly formed subsidiaries of Horizon Lines, Horizon Lines Alaska Terminals, LLC (“Alaska Terminals”) and Horizon Lines Merchant Vessels, LLC (“Horizon Vessels”), entered into an approximately $75.8 million term loan agreement with certain lenders and

U.S. Bank National Association (“U.S. Bank”), as the administrative agent, collateral agent and ship mortgage trustee (the “$75.0 Million Agreement”). The obligations under the $75.0 Million Agreement are secured by a first-priority lien on substantially all of the assets of Horizon Alaska, Horizon Vessels, and Alaska Terminals (collectively, the “Alaska SPEs”), which primarily includes the Vessels. The operations of the Alaska SPEs are limited to a bareboat charter of the Vessels between Horizon Alaska and Horizon Lines and a sublease of a terminal facility in Anchorage, Alaska between Alaska Terminals and Horizon Lines of Alaska.

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, commencing on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the borrowing under the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. The Company is recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of December 22, 2013. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. Horizon Lines is not permitted to optionally prepay the $20.0 Million Agreement except for prepayment in full (together with a prepayment premium equal to 5.0% of the principal amount prepaid) following repayment in full of the First Lien Notes and the $75.0 Million Agreement.

In connection with the issuance of the $20.0 Million Agreement, Horizon Lines paid financing costs of $0.6 million during 2013. The financing costs have been recorded as a reduction to the carrying amount of the $20.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $20.0 Million Agreement.

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

6.00% Convertible Notes

On October 5, 2011, the Company issued $178.8 million in aggregate principal amount of new 6.00% Series A Convertible Senior Secured Notes due 2017 (the “Series A Notes”) and $99.3 million in aggregate principal amount of new 6.00% Series B Mandatorily Convertible Senior Secured Notes (the “Series B Notes” and, together with the Series A Notes, collectively the “6.00% Convertible Notes”). The 6.00% Convertible Notes were issued pursuant to an indenture, which the Company and the Loan Parties entered into with U.S. Bank , as trustee and collateral agent, on October 5, 2011 (the “6.00% Convertible Notes Indenture”).

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of December 22, 2013, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

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

As of December 22, 2013, the fair value of the embedded conversion features was $0.1 million, which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $0.3 million, $19.4 million and $84.5 million during the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of December 22, 2013 there were 1.1 billion warrants outstanding for the purchase of up to 53.0 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption, and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 23, 2012, and on December 22, 2013. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of December 22, 2013 and December 23, 2012 totaled $488.9 million and $411.4 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

Contractual maturities of long-term debt obligations as of December 22, 2013 are as follows (in thousands):

2014	$7,875
2015	9,750
2016	482,497
2017	1,991
2018	—
Thereafter	—

$502,113

4.	Impairment Charges

The Company made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in its Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project encountered significant delays. During 2011, the Company was marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during 2011, the Company recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. During the third quarter of 2013, the Company entered into a letter of intent to sell two of the three cranes. During the third quarter of 2013, the Company recorded an additional impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell, which approximated fair value (Level 2). The Company completed the sale of the cranes during the fourth quarter of 2013. The Company is currently exploring alternatives for the remaining crane and expects to install it at the Company’s terminal in Kodiak, Alaska.

5.	Restructuring

On December 5, 2012, the Company announced that it would discontinue its sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company recorded additional charges of $1.0 million and $0.5 million during 2013 as a result of the return of a portion of its excess leased equipment and additional union and non-union severance, respectively. The Company expects to complete the return of its remaining excess leased equipment during the first quarter of 2014.

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

During April 2013, the Company moved its northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, the Company recorded an estimated restructuring charge of $4.1 million during the first quarter of 2013 resulting from the withdrawal from the Port of Elizabeth’s multiemployer pension plan. During the third quarter of 2013, the Company received additional information related to the liability associated with the withdrawal from the Port of Elizabeth’s multiemployer pension plan and recorded an additional $0.8 million restructuring charge. During the fourth quarter of 2013, the Company reached a settlement agreement whereby the Company paid $5.3 million to satisfy its liability associated with the withdrawal from the multiemployer pension plan.

The following table presents the restructuring reserves at December 25, 2011, December 23, 2012, and December 22, 2013, as well as activity during the 2012 & 2013 (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at December 23, 2012
Personnel-related costs	$—	$2,122	$(160)	$1,962
Equipment and relocation costs	—	2,218	—	2,218

Total	$—	$4,340	$(160)	$4,180

	Balance at December 23, 2012	Provision		Payments	Balance at December 22, 2013
Personnel-related costs	$1,962	$450		$(2,068)	$344
Equipment and relocation costs	2,218	974		(2,949)	243
Multi-employer pension plan withdrawal liability	—	5,278	(1)	(5,278)	—

Total	$4,180	$6,702		$(10,295)	$587

(1)	Includes $0.4 million of non-cash interest accretion related to the liability for withdrawal from the Port of Elizabeth’s multi-employer pension plan.

In the consolidated balance sheet as of December 22, 2013, the reserve for restructuring costs is recorded in other accrued liabilities.

6.	Discontinued Operations

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

The following table presents the restructuring reserves at December 25, 2011, December 23, 2012, and December 22, 2013, as well as activity during 2012 and 2013 (in thousands):

	Balance at December 25, 2011	Payments	Provisions(1)	Adjustments(2)	Balance at December 23, 2012
Vessel leases, net of estimated sublease(2)	$77,060	$(8,163)	$4,150	$(72,300)	$747
Rolling stock per-diem and lease termination costs	9,921	(9,785)	—	(136)	—
Personnel-related costs	5,330	(5,533)	510	(307)	—
Facility leases	135	(157)	22	—	—

Total	$92,446	$(23,638)	$4,682	$(72,743)	$747

(1)	The Company recorded the net present value of its future lease obligations, net of estimated sublease income, during the fourth quarter of 2011. The $4.2 million recorded during 2012 represents non-cash accretion of the liability.

(2)	On April 5, 2012, the Company entered into a Global Termination Agreement which enabled the Company to terminate these vessel leases in advance of the originally scheduled expiration date. The Company paid the remaining liability related to the lease termination during the first quarter of 2013.

	Balance at December 23, 2012	Payments	Provisions	Balance at December 22, 2013
Vessel lease termination	$747	$(766)	$19	$—

During 2013, the Company incurred legal and professional fees associated with an arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses, which was recorded as part of discontinued operations.

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

Assets and Liabilities of Discontinued Operations

Assets of discontinued operations, which was comprised of uncollected accounts receivable, totaled $0.1 million as of December 23, 2012. The Company collected these outstanding trade receivable balances throughout 2013. Liabilities of discontinued operations totaled $0.2 million and $0.9 million as of December 22, 2013 and December 23, 2012, respectively, and were comprised of liabilities associated with the shutdown of the Company’s FSX and third-party logistics services. The Company expects to satisfy these liabilities during the first quarter of 2014. The assets and liabilities of discontinued operations are included within other current assets and other accrued liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Results of Operations of Discontinued Operations

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	December 22, 2013
	FSX Service	Logistics	Total
Operating revenue	$3	$—	$3
Operating income	2,333	—	2,333
Net income	1,421	—	1,421

	December 23, 2012
	FSX Service	Logistics	Total
Operating revenue	$490	$—	$490
Restructuring charge	14,113	—	14,113
Operating loss	(16,115)	—	(16,115)
Net loss	(20,295)	—	(20,295)

	December 25, 2011
	FSX Service	Logistics	Total
Operating revenue	$177,958	$13,762	$191,720
Restructuring charge	119,314	—	119,314
Operating loss	(180,002)	2,114	(177,888)
Net (loss) income	(177,793)	1,570	(176,223)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	December 22, 2013
	FSX Service	Logistics	Total
Cash provided by operating activities	$1,806	$—	$1,806
Cash provided by in investing activities	—	—	—

Change in cash from discontinued operations	$1,806	$—	$1,806

	December 23, 2012
	FSX Service	Logistics	Total
Cash (used in) provided by operating activities	$(26,030)	$319	$(25,711)
Cash provided by investing activities	6,000	—	6,000

Change in cash from discontinued operations	$(20,030)	$319	$(19,711)

	December 25, 2011
	FSX Service	Logistics	Total
Cash used in operating activities	$(54,527)	$3,939	$(50,588)
Cash used in investing activities	(647)	(58)	(705)

Change in cash from discontinued operations	$(55,174)	$3,881	$(51,293)

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 22, 2013		December 23, 2012
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$227,705	$129,384	$156,705	$63,855
Containers	39,894	24,710	35,604	20,573
Chassis	20,435	11,847	13,745	5,626
Cranes	27,409	12,088	28,070	13,371
Machinery & equipment	34,367	11,784	32,088	10,535
Facilities & land improvement	30,065	21,171	29,862	22,508
Software	24,177	1,041	23,562	1,308
Construction in progress	14,813	14,813	22,274	22,274

Total	$418,865	$226,838	$341,910	$160,050

On January 31, 2013, the Company, through its newly-formed subsidiary Horizon Alaska, acquired off of charter the Vessels for a purchase price of $91.8 million. The charter for the Vessels was due to expire in January 2015. For each chartered vessel, the Company generally had the following options in connection with the expiration of the charter: (i) purchase the vessel for its fixed price or fair market value, (ii) extend the charter for an agreed upon period of time at a fixed price or fair market value charter rate or, (iii) return the vessel to its owner. The $91.8 million purchase price was partially offset by certain liabilities, including an unfavorable lease liability and accrued vessel rent, to arrive at the Vessels’ carrying value as of the purchase date of $75.2 million.

The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $13.4 million, $9.7 million and $10.4 million for the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively. Depreciation expense related to capitalized software was $0.9 million, $1.0 million and $1.7 million for the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively. Depreciation expense related to assets recorded under capital lease was $1.4 million, $0.9 million and $0.6 million during the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively.

8.	Intangible Assets

Intangible assets other than goodwill consist of the following (in thousands):

	December 22, 2013	December 23, 2012
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	13,781

Total intangibles with definite lives	220,921	219,011
Less: accumulated amortization	(185,767)	(170,438)

Total intangible assets, net	$35,154	$48,573

Estimated annual amortization expense associated with the Company’s definite lived intangible assets for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2014	$9,863
2015	7,638
2016	7,101
2017	4,253
2018	4,253

Due to the announced shutdown of the Company’s FSX service and deterioration in earnings during 2011, the Company recorded an estimated goodwill impairment charge of $117.5 million in the fiscal third quarter ended September 25, 2011. The impairment charge represented the Company’s best estimate of the interim goodwill impairment. The Company recorded an estimated charge, because it had not yet completed its interim goodwill impairment analysis due to complexities involved in determining the implied fair value of its goodwill. The Company completed its interim goodwill impairment analysis during the fourth quarter of 2011 and recorded an adjustment to decrease the estimated goodwill impairment charge by $2.2 million. The carrying value of goodwill and accumulated goodwill impairment charges as of the end of 2011 was $198.8 million and $135.9 million, respectively. There have been no goodwill impairment charges since 2011.

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

The Company’s performed its annual goodwill impairment test during the fourth quarter of 2013 and 2012. Fair value, as calculated using the methodology above, exceeded book value and step two was not necessary.

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 22, 2013	December 23, 2012
Vessel operations	$12,286	$14,592
Payroll and employee benefits	16,101	13,409
Marine operations	5,382	7,677
Terminal operations	8,477	8,765
Fuel	5,193	5,546
Interest	6,817	4,946
Legal settlements	4,382	6,500
Restructuring	587	4,180
Other liabilities	18,181	21,743

Total other accrued liabilities	$77,406	$87,358

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after December 22, 2014. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016, both of which are included in other long term liabilities.

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

Level 1:	Observable inputs such as quoted prices in active markets

Level 2:	Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of December 22, 2013, the Company’s liabilities measured at fair value on a recurring basis are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$120	$120

Total liabilities	$—	$—	$120	$120

As of December 23, 2012, the Company’s liabilities measured at fair value on a recurring basis are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$392	$392

Total liabilities	$—	$—	$392	$392

11.	Net (Loss) Income Per Common Share

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

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Numerator:
Loss from continuing operations	$(33,354)	$(74,403)	$(53,194)
Income (loss) from discontinued operations	1,421	(20,295)	(176,223)

Net loss	$(31,933)	$(94,698)	$(229,417)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	36,498	22,794	1,464

Effect of dilutive securities:
Stock-based compensation	—	—	—
Warrants	—	—	—

Denominator for diluted net loss per common share	36,498	22,794	1,464

Basic net loss per common share from continuing operations	$(0.91)	$(3.26)	$(36.33)
Basic net income (loss) per common share from discontinued operations	0.04	(0.89)	(120.37)

Basic net loss per common share	$(0.87)	$(4.15)	$(156.70)

Diluted net loss per common share from continuing operations	$(0.91)	$(3.26)	$(36.33)
Diluted net income (loss) per common share from discontinued operations	0.04	(0.89)	(120.37)

Diluted net loss per common share	$(0.87)	$(4.15)	$(156.70)

Warrants outstanding to purchase 52.6 million, 57.2 million and 0.9 million common shares have been excluded from the denominator during the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively, as the impact would be anti-dilutive. In addition, a total of 5.9 million and 2.9 million shares related to RSUs have been excluded from the denominator during the years ended December 22, 2013 and December 23, 2012, respectively, as the impact would be anti-dilutive.

Certain of the Company’s unvested stock-based awards during 2012 and 2011 contained non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 3 thousand and 5 thousand shares have been excluded from the denominator for basic net loss per share during the years ended December 23, 2012 and December 25, 2011, respectively.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Agreement, the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof. The Company intends to (i) include in its proxy statement for the Company’s 2014 Annual Meeting of Stockholders a proposal soliciting stockholder approval of the Rights Plan or (ii) repeal the Rights Plan prior to the 2014 Annual Meeting. In the event that the Company elects to include a proposal to approve the Rights Plan in the proxy statement, and the Company does not receive the affirmative vote of the majority of shares present in person or represented by proxy at the 2014 Annual Meeting of Stockholders and entitled to vote on the matter, then the Company intends to take action to repeal the Rights Plan.

12.	Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $51.2 million, $71.3 million and $110.6 million for the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively.

Future minimum lease obligations at December 22, 2013 are as follows (in thousands):

Fiscal Year Ending December	Non-Cancelable Operating Leases	Capital Leases
2014	$49,702	$4,730
2015	48,283	4,685
2016	13,308	3,712
2017	9,109	1,685
2018	6,872	42
Thereafter	9,709	—

Total future minimum lease obligation	$136,983	14,854

Less: amounts representing interest		(2,439)

Present value of future minimum lease obligation		12,415
Current portion of capital lease obligation		(3,598)

Long-term portion of capital lease obligation		$8,817

13.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. Historically, the Company has matched 100% of employee contributions up to 6% of qualified compensation. However, during the fourth quarter of 2009, the Company reduced its match to 50% of employee contributions up to 6% of qualified compensation. At the beginning of 2012, the Company reinstated the 100% match of employee contributions of up to 6% of qualified compensation. The cost for this benefit totaled $1.8 million during each of the years ended December 22, 2013 and December 23, 2012 and $1.0 million for the year ended December 25, 2011. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension and Post-Retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 current and retired union employees as of December 22, 2013. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.8 million, $0.6 million, and $0.7 million during the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively. The plan was underfunded by $2.5 million and $2.9 million at December 22, 2013 and December 23, 2012, respectively.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.2 million, $0.3 million, and $0.2 million during the years ended December 22, 2013, December 23, 2012 and December 25, 2011, respectively. The plan was underfunded by $1.8 million and $3.1 million at December 22, 2013 and December 23, 2012, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.6 million during each of the years ended December 22, 2013 and December 23, 2012, and $0.7 million during the year ended December 25, 2011. The post-retirement benefit plan was underfunded by $5.4 million and $6.1 million at December 22, 2013 and December 23, 2012, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.3 million during each of the years ended December 22, 2013 and December 23, 2012, and $0.4 million during the year ended December 25, 2011. The plan was underfunded by $4.8 million and $5.0 million at December 22, 2013 and December 23, 2012, respectively.

Obligations and Funded Status

	Pension Plans		Post-retirement Benefit Plans
	2013	2012	2013	2012
	(In thousands)
Change in Benefit Obligation:
Beginning obligations	$(15,619)	$(12,184)	$(11,122)	$(10,077)
Service cost	(549)	(452)	(327)	(275)
Interest cost	(638)	(662)	(461)	(522)
Actuarial (loss) gain	1,635	(2,739)	1,454	(474)
Benefits paid	442	418	226	226

Ending obligations	(14,729)	(15,619)	(10,230)	(11,122)

Change in Plans’ Assets:
Beginning fair value	9,606	8,558	—	—
Actual return on plans’ assets	678	799	—	—
Employer contributions	589	667	—	—
Benefits paid	(442)	(418)	—	—

Ending fair value	10,431	9,606	—	—

Funded status at end of year	$(4,298)	$(6,013)	$(10,230)	$(11,122)

Net Periodic Benefit Cost

	Pension Plans		Post-retirement Benefit Plans
	2013	2012	2013	2012
	(In thousands)
Service cost	$549	$452	$327	$275
Interest cost	638	662	461	522
Expected return on plan assets	(715)	(640)	—	—
Amortization of prior service cost	254	254	103	103
Amortization of transition obligation	102	102	—	—
Amortization of loss (gain)	170	137	(63)	(70)

Net periodic benefit cost	$998	$967	$828	$830

Rate Assumptions

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Weighted-average discount rate used in determining net periodic cost	4.2%	5.3%	4.2%	5.3%
Weighted-average expected long-term rate of return on plan assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	4.8%	4.2%	4.9%	4.2%
Assumed health care cost trend:
Initial trend	N/A	N/A	7.5%	8.0%
Ultimate trend rate	N/A	N/A	5.0%	4.5%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $1.4 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $1.1 million. Expected Company contributions during 2014 total $1.3 million, all of which is related to the pension plans. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending	Pension Benefits	Post-retirement Benefits
2014	$565	$326
2015	602	333
2016	607	345
2017	666	378
2018	761	373
2019-2023	4,324	2,087

	$7,525	$3,842

The Company’s pension plans’ investment policy and weighted average asset allocations at December 22, 2013 and December 23, 2012 by asset category are as follows:

Asset Category	Pension Benefits at December 22, 2013	Pension Benefits at December 23, 2012
Cash	4%	3%
Equity securities	59%	62%
Debt securities	37%	35%

	100%	100%

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

The Company participates in the following multi-employer health and benefit plans:

	EIN/Pension Plan Number	5% Contributor	Multi-employer Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Health and Benefits Fund			2013	2012	2011
ILA — PRSSA Welfare Fund	66-0214500 - 501	Yes	$2,975	$3,288	$3,159	No	September 30, 2014
MEBA Medical and Benefits Plan	13-5590515 - 501	Yes	2,569	2,505	2,876	No	June 15, 2022
MM&P Health and Benefit Plan	13-6696938 - 501	Yes	2,115	2,223	2,780	No	June 15, 2017
Alaska Teamster — Employer Welfare Trust	91-6034674 - 501	Yes	2,300	2,740	3,064	No	June 30, 2015
All Alaska Longshore Health and Welfare Trust Fund	91-6070467 - 501	Yes	2,231	2,097	2,112	No	June 30, 2015
Seafarers Health and Benefits Plan(1)	13-5557534 - 501	Yes	5,150	4,845	6,263	No	June 30, 2017
Western Teamsters Welfare Trust	91-6033601 - 501	No	3,282	3,434	2,731	No	March 31, 2013
Office and Professional Employees Welfare Fund	23-7120690 - 501	No	127	116	139	No	November 9, 2014
Stevedore Industry Committee Welfare Benefit Plan	99-0313967 - 501	Yes	2,982	3,074	3,265	No	June 30, 2014

			$23,731	$24,322	$26,389

(1)	Contributions made to the Seafarers Health and Benefits Plan are re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.

The Company participates in the following multi-employer pension plans:

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	5% Contributor	Multi-employer Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2013	2012			2013	2012	2011
ILA-PRSSA Pension Fund	51-0151862 - 001	Green	Green	No	Yes	$2,967	$2,698	$2,391	No	September 30, 2014
MEBA Pension Trust	51-6029896 - 001	Green	Green	No	No	2,624	2,191	—	No	June 15, 2022
Masters, Mates and Pilots Pension Plan	13-6372630 - 001	Green	Green	No	Yes	2,602	3,435	4,457	No	June 15, 2017
Masters, Mates and Pilots Adjustable Pension Plan	46-2237700 - 001	N/A	N/A	No	Yes	488	—	—		June 15, 2017
Local 153 Pension Fund	13-2864289 - 001	Red	Red	Implemented	No	311	275	330	No	November 9, 2014
Alaska Teamster- Employer Pension Plan	92-6003463 - 024	Red	Red	Implemented	Yes	2,648	3,340	3,210	Yes	June 30, 2015
All Alaska Longshore Pension Plan	91-6085352 - 001	Green	Green	No	Yes	960	876	846	No	June 30, 2015
Seafarers Pension Fund(1)	13-6100329 - 001	Green	Green	No	Yes	—	—	—	No	June 30, 2017
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	No	3,899	4,239	4,717	No	March 31, 2013
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907 - 001	Green	Green	No	Yes	361	340	203	No	March 31, 2013
Western States Office and Professional Employees Pension Fund	94-6076144 - 001	Red	Red	Implemented	No	96	71	81	No	November 9, 2014
Hawaii Stevedoring Multiemployer Pension Plan	99-0314293 - 001	Yellow	Yellow	Implemented	Yes	3,310	3,151	2,631	No	June 30, 2014
Hawaii Terminals Multiemployer Pension Plan	20-0389370 - 001	Yellow	Yellow	Implemented	No	281	237	277	No	June 30, 2014
NYSA-ILA Pension Trust Fund and Plan(2)	13-5652028 - 001	Red	Red	Implemented	No	5,573	1,072	852	Yes	N/A

						$26,120	$21,925	$19,995

(1)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan and subsequently re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.
(2)	The Company does not have a collective bargaining agreement with the NYSA-ILA Pension Trust Fund and Plan. Contributions made during 2013 primarily related to withdrawal from the Port of Elizabeth’s multiemployer pension plan.

14.	Stock-Based Compensation

Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares and restricted stock units (“RSUs”) granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”) the 2012 Incentive Compensation Plan (“the 2012 Plan”), and purchases under the Employee Stock Purchase Plan, as amended (“ESPP”) are recognized using the straight-line method, net of estimated forfeitures. Under the Plan, up to an aggregate of 123,546 shares of common stock may be issued, of which, no shares are available for future issuance as of December 22, 2013. Under the 2009 Plan, up to an aggregate of 40,000 shares of common stock may be issued, of which, 37,390 shares are available for future issuance as of December 22, 2013. Under the 2012 Plan, up to an aggregate of 4,450,000 shares of common stock may be issued, of which, 914,166 shares are available for future issuance as of December 22, 2013. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. RSUs granted under the 2012 Plan typically contain a graded vesting schedule with a portion vesting each year over a three-year period.

The following compensation costs are included within selling, general, and administrative expenses on the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Restricted stock units	$2,764	$2,006	$81
Restricted stock	131	163	586
Stock options	—	—	60
Employee stock purchase plan	—	—	31

Total	$2,895	$2,169	$758

Restricted Stock Units

The following table details grants of RSUs during 2012 and 2013:

Grant Date	Recipient	Total RSUs Outstanding	Vesting Criteria	RSUs Vested as of December 22, 2013	Potential Future Vesting Dates
					December 31, 2013	March 31, 2014	December 31, 2014	March 31, 2015	June 30, 2015
July 5, 2012	CEO	1,500,000	Time-Based	250,000	500,000	—	500,000	—	250,000
July 5, 2012	CEO	1,500,000	Performance-Based	—	—	—	1,500,000	—	—
July 25, 2012	Board of Directors	900,000	Time-Based	180,000	—	360,000	—	360,000	—
July 25, 2012	Management	1,109,584	Time-Based	221,917	—	443,833	—	443,834	—
July 25, 2012	Management	1,109,583	Performance-Based	—	—	—	—	1,109,583	—
December 26, 2012	Management	120,834	Time-Based	—		72,500	—	48,334	—
December 26, 2012	Management	120,833	Performance-Based	—	—	—	—	120,833	—
June 1, 2013	Management	87,500	Time-Based	—		52,500	—	35,000	—
June 1, 2013	Management	87,500	Performance-Based	—	—	—	—	87,500	—

				651,917	500,000	928,833	2,000,000	2,205,084	250,000

The grant date fair value of the RSUs granted during 2012 and 2013 was determined using the closing price of the Company’s common stock on the grant date. The time-based RSUs will vest solely if the employee remains in continuous employment with the Company. A portion of the performance-based RSUs would have vested on March 31, 2013 and March 31, 2014, however, the Company did not meet the performance goals established for 2012 or 2013. Accordingly, the Company did not record any expense during 2012 or 2013 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. The performance-based RSUs will vest on December 31, 2014 and March 31, 2015 if certain performance goals for 2014 are met and the employee remains in continuous employment with the Company.

Each vested RSU shall be settled within 30 days following termination of the employment with the Company or termination of the director’s service as a member of the Board of Directors. All of the vested RSUs granted to the Company’s Chief Executive Officer and members of its Board of Directors shall be settled in shares of the Company’s common stock. Fifty percent of the vested RSUs granted to members of the Company’s management shall be settled in shares of the Company’s common stock and the remaining 50% of such vested RSUs shall be settled, in the discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

A summary of the status of the Company’s RSU awards for the fiscal year 2013 is presented below:

Restricted Stock Units	Number of Units	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	6,119,167	$1.87
Granted	416,667	1.51
Vested	(651,917)	1.86
Forfeited	—	—

Nonvested at December 22, 2013	5,883,917	$1.85

As of December 22, 2013, there was $6.9 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards for the fiscal year 2013 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 23, 2012	8,327	$134.25
Granted	—	—
Vested	(4,144)	123.00
Forfeited	(840)	365.75

Nonvested at December 22, 2013	3,343	$89.75

As of December 22, 2013, there was $22 thousand of unrecognized compensation expense related to all restricted stock awards, all of which is expected to be recognized during the first quarter of 2014.

Stock Options

Stock options granted under the Plan have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under the Plan have 10-year contractual terms and typically become exercisable after one or three years after the grant date, subject to continuous service with the Company. The Compensation Committee approves the grants of nonqualified stock options by the Company, pursuant to the Plan. These options are granted on such approval date. The Company has not granted any stock options since 2008. As of December 22, 2013, there was no unrecognized compensation costs related to stock options.

A summary of option activity for the fiscal year 2013 under the Plan is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 23, 2012	36,059	$390.75	4.34	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(9,230)	357.50

Outstanding, vested and exercisable at December 22, 2013	26,829	$402.25	2.55	$—

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company had reserved 12,354 shares of its common stock for issuance under the ESPP. On June 2, 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”). The 2009 ESPP reserved an additional 24,000 shares of its common stock for future purchases. As of December 22, 2013, there were 10,162 shares of common stock reserved for issuance under the ESPP. Effective April 1, 2011, the Company suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

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

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, the Company was required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For 2013, the Company recorded a tax benefit in continuing operations of $2.3 million. As such, the Company’s tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.

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

The Company accounted for the revocation of the tonnage tax as a change in tax status of its qualifying shipping activities. Accordingly, the Company recognized the impact of the revocation of its tonnage tax election in the first quarter of 2012, the period for which the Company filed its revocation statement with the Internal Revenue Service. The revocation had a minimal impact on the Company’s Condensed Consolidated Statement of Operations during 2012. The change in tax status resulted in the revaluation of the Company’s deferred taxes. The overall decrease in the Company’s net deferred tax assets was approximately $3.0 million, before the impact of the valuation allowance. After offsetting the decrease in net deferred tax assets with the valuation allowance, the impact on the Company’s net deferred taxes was minimal.

The Company’s effective tax rate for the years ended December 22, 2013, December 23, 2012 and December 25, 2011 was 5.5%, 1.9% and 0.2%, respectively.

Income tax (benefit) expense is as follows (in thousands):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Current:
Federal	$39	$—	$35
State/territory	145	(288)	(235)

Total current	184	(288)	(200)

Deferred:
Federal	(2,029)	(1,537)	—
State/territory	(80)	343	326

Total deferred	(2,109)	(1,194)	326

Income tax (benefit) expense	$(1,925)	$(1,482)	$126

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 22, 2013	December 23, 2012	December 25, 2011
Income tax benefit at statutory rates:	$(12,350)	$(26,606)	$(18,574)
State/territory, net of federal income tax (benefit) expense (excluding valuation allowance)	(262)	(4,202)	716
Qualifying shipping income	—	(449)	4,615
Fines and penalties	825	431	(1,908)
Goodwill impairment	—	—	38,197
Cancellation of debt	—	2,677	5,553
Gain on change in value of debt conversion features	—	(6,792)	(14,413)
Valuation allowance	11,369	34,031	(16,007)
Interest rate swap	—	(1,573)	—
Intraperiod allocation	(2,325)	—	—
Other Items	818	1,001	1,947

Income tax (benefit) expense	$(1,925)	$(1,482)	$126

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 22, 2013	December 23, 2012
Deferred tax assets:
Net operating losses, AMT carryforwards, and state credit carryforwards	$76,077	$63,056
Allowance for doubtful accounts	1,701	1,340
Post-retirement benefits	7,984	8,998
Lease termination payment	32,538	33,073
Leases	—	5,510
Other	9,495	15,538
Valuation allowances	(90,135)	(81,036)

Total deferred tax assets	37,660	46,479
Deferred tax liabilities:
Depreciation	(26,141)	(30,428)
Capital construction fund	(5,598)	(6,364)
Intangibles	(3,864)	(7,117)
Other	(2,308)	(2,606)

Total deferred tax liabilities	(37,911)	(46,515)

Net deferred tax liability	$(251)	$(36)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $233.3 million and $205.2 million as of December 22, 2013 and December 23, 2012, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $80.3 million and $68.1 million as of December 22, 2013 and December 23, 2012, respectively. The Federal and state net operating loss carryforwards begin to expire in 2025 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.4 million as of December 22, 2013 and December 23, 2012. Net operating loss credits generated from tax losses in Guam begin to expire in 2029. The Company has recorded a valuation allowance against the deferred tax assets attributable to the net operating losses generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Beginning balance	$15,428	$15,380	$13,596
Additions based on tax positions related to the current year	—	—	860
Additions for tax positions of prior years	—	48	924
Reductions for tax positions of prior years	—	—	—

Ending balance	$15,428	$15,428	$15,380

As a result of the valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2011 through 2013, the Company has not recognized any interest or penalties in its statement of operations. Furthermore, there were no accruals for the payment of interest and penalties at either December 22, 2013 or December 23, 2012.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 22, 2013 include 2004-2012. The Company’s U.S. federal income tax return for tax year 2011 is currently under audit.

16.	Commitments and Contingencies

Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed in May 2013, and we were served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that the Company and another defendant submitted false claims by claiming fuel surcharges in excess of what was agreed by the Department of Defense. The complaint seeks significant damages, penalties and other relief. The Company has filed responsive pleadings and intends to vigorously defend against the allegations set forth in the complaint.

On March 5, 2014, the Company entered into a settlement agreement which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. The settlement agreement provides that the Company will pay to the United States the total sum of $1.5 million in six different installment payments through April 2015. During the fourth quarter of 2013, the Company recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On December 22, 2013 and December 23, 2012, these letters of credit totaled $12.9 million and $13.2 million, respectively.

Labor Relations

Approximately 70% of the Company’s total work force is covered by collective bargaining agreements. A collective bargaining agreement, covering approximately 22% of the union workforce expired prior to

December 22, 2013. The employees covered under this agreement continue to work under the old agreement while we negotiate a new agreement. Our collective bargaining agreements are scheduled to expire as follows: four in 2014, three in 2015, two in 2017, and one in 2022. The agreements scheduled to expire in 2014 represent approximately 31% of the Company’s union work force.

17.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$244,491	$259,784	$273,663	$255,372
Operating (loss) income(1)	(4,295)	15,976	17,918	1,778

(Loss) income from continuing operations	$(20,073)	$(853)	$1,603	$(14,031)
(Loss) income from discontinued operations(2)	(278)	(651)	2,477	(127)

Net (loss) income(1)(2)	$(20,351)	$(1,504)	$4,080	$(14,158)

Basic net (loss) income per share from continuing operations	$(0.58)	$(0.02)	$0.04	$(0.36)
Basic net (loss) income per share from discontinued operations	(0.01)	(0.02)	0.07	—

Basic net (loss) income per share	$(0.59)	$(0.04)	$0.11	$(0.36)

Diluted net (loss) income per share from continuing operations	$(0.58)	$(0.02)	$0.02	$(0.36)
Diluted net loss per share from discontinued operations	(0.01)	(0.02)	0.03	—

Diluted net (loss) income per share	$(0.59)	$(0.04)	$0.05	$(0.36)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$263,354	$270,939	$279,604	$259,825
Operating (loss) income(1)	(6,064)	1,007	13,222	(3,913)

(Loss) income from continuing operations	$(26,802)	$(31,140)	$1,443	$(17,904)
(Loss) income from discontinued operations	(5,707)	(14,934)	414	(68)

Net (loss) income(1)	$(32,509)	$(46,074)	$1,857	$(17,972)

Basic net (loss) income per share from continuing operations	$(8.58)	$(1.55)	$0.05	$(0.52)
Basic net (loss) income per share from discontinued operations	(1.83)	(0.75)	0.01	—

Basic net (loss) income per share	$(10.41)	$(2.30)	$0.06	$(0.52)

Diluted net (loss) income per share from continuing operations	$(8.58)	$(1.55)	$0.02	$(0.52)
Diluted net (loss) income per share from discontinued operations	(1.83)	(0.75)	—	—

Diluted net (loss) income per share	$(10.41)	$(2.30)	$0.02	$(0.52)

(1)	The second and third quarter of 2013 include an impairment charge of $2.6 million and $0.7 million, respectively. The first, second, and third quarter of 2013 include a restructuring charge of $4.8 million, $0.4 million, and $1.0 million, respectively. The second and fourth quarter of 2012 include an impairment charge of $0.3 million and $0.1 million, respectively. The fourth quarter of 2012 includes a restructuring charge of $4.3 million.
(2)	During 2013, the Company incurred legal and professional fees associated with an arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses.

18.	Financial Statements of Guarantors

As discussed in Note 3, certain of the Company’s subsidiaries are non-guarantors of outstanding debt instruments. The non-guarantor subsidiaries were formed during 2013. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries as of December 22, 2013 and for the year ended December 22, 2013.

Condensed Consolidating Balance Sheet

December 22, 2013

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$5,236	$—	$—	$5,236
Accounts receivable, net	100,460	—	—	100,460
Materials and supplies	23,369	—	—	23,369
Vessel rent receivable	—	7,884	(7,884)	—
Deferred tax asset	1,140	—	—	1,140
Other current assets	8,910	5	—	8,915

Total current assets	139,115	7,889	(7,884)	139,120
Property and equipment, net	145,281	81,557	—	226,838
Goodwill	198,793	—	—	198,793
Intangible assets, net	35,154	—	—	35,154
Due from affiliates	—	1,965	(1,965)	—
Other long-term assets	24,702	—	—	24,702

Total assets	$543,045	$91,411	$(9,849)	$624,607

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$49,897	$—	$—	$49,897
Current portion of long-term debt, including capital lease	5,848	5,625	—	11,473
Accrued vessel rent	7,884	—	(7,884)	—
Other accrued liabilities	75,640	1,766	—	77,406

Total current liabilities	139,269	7,391	(7,884)	138,776
Long-term debt, including capital lease, net of current portion	437,188	67,657	—	504,845
Deferred tax liability	1,391	—	—	1,391
Due to affiliates	1,965	—	(1,965)	—
Other long-term liabilities	23,387	—	—	23,387

Total liabilities	603,200	75,048	(9,849)	668,399

Stockholders’ (deficiency) equity:
Preferred stock	—	—	—	—
Common stock	999	—	—	999
Additional paid in capital	368,159	15,914	—	384,073
(Accumulated deficit) retained earnings	(430,340)	449	—	(429,891)
Accumulated other comprehensive income	1,027	—	—	1,027

Total stockholders’ (deficiency) equity	(60,155)	16,363	—	(43,792)

Total liabilities and stockholders’ (deficiency) equity	$543,045	$91,411	$(9,849)	$624,607

Condensed Consolidating Statement of Operations

Year Ended December 22, 2013

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$1,033,310	$14,548	$(14,548)	$1,033,310
Operating expense:
Cost of services (excluding depreciation expense)	880,668	—	(14,548)	866,120
Depreciation and amortization	30,962	5,888	—	36,850
Amortization of vessel dry-docking	14,701	—	—	14,701
Selling, general and administrative	76,657	52	—	76,709
Restructuring charge	6,324	—	—	6,324
Impairment charge	3,295	—	—	3,295
Legal settlements	1,387	—	—	1,387
Miscellaneous income	(3,910)	457	—	(3,453)

Total operating expense	1,010,084	6,397	(14,548)	1,001,933
Operating income	23,226	8,151	—	31,377
Other expense (income):
Interest expense, net	59,214	7,702	—	66,916
Gain on conversion of debt	(5)	—	—	(5)
Gain on change in value of debt conversion features	(271)	—	—	(271)
Other expense, net	16	—	—	16

(Loss) income from continuing operations before income tax benefit	(35,728)	449	—	(35,279)
Income tax benefit	(1,925)	—	—	(1,925)

Net (loss) income from continuing operations	(33,803)	449	—	(33,354)
Net income from discontinued operations	1,421	—	—	1,421

Net (loss) income	$(32,382)	$449	$—	$(31,933)

Condensed Consolidating Statement of Cash Flows

Year Ended December 22, 2013

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$31,167	$676	$—	$31,843
Net cash provided by operating activities from discontinued operations	1,806	—	—	1,806
Cash flows from investing activities:
Purchases of equipment	(21,997)	(91,849)	—	(113,846)
Proceeds from sale of equipment	15,739	—	—	15,739

Net cash flows from investing activities	(6,258)	(91,849)	—	(98,107)

Cash flows from financings activities:
Issuance of debt	20,000	75,000	—	95,000
Borrowing under revolving credit facility	34,300	—	—	34,300
Payments on revolving credit facility	(76,800)	—	—	(76,800)
Payments of long-term debt	(2,250)	—	—	(2,250)
Payment of financing costs	(5,711)	—	—	(5,711)
Payments on capital lease obligations	(2,684)	—	—	(2,684)
Intercompany transactions, net	(16,173)	16,173	—	—

Net cash flows from financing activities	(49,318)	91,173	—	41,855
Net change in cash from continuing operations	(24,409)	—	—	(24,409)
Net change in cash from discontinued operations	1,806	—	—	1,806

Net change in cash	(22,603)	—	—	(22,603)
Cash at beginning of year	27,839	—	—	27,839

Cash at end of year	$5,236	$—	$—	$5,236

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts

Years Ended December 2013, 2012 and 2011

(in thousands)

	Beginning Balance	Charged to Cost and Expenses	Deductions	Charged to other Accounts		Ending Balance
Accounts receivable reserve:
Year ended December 22, 2013:
Allowance for doubtful accounts	$3,325	$1,280	$(781)	$—		$3,824
Allowance for revenue adjustments	140	—	(1,203)	1,223	(1)	160

	$3,465	$1,280	$(1,984)	$1,223		$3,984

Year ended December 23, 2012:
Allowance for doubtful accounts	$5,766	$1,596	$(4,037)	$—		$3,325
Allowance for revenue adjustments	650	—	(2,475)	1,965	(1)	140

	$6,416	$1,596	$(6,512)	$1,965		$3,465

Year ended December 25, 2011:
Allowance for doubtful accounts	$6,128	$2,613	$(2,975)	$—		$5,766
Allowance for revenue adjustments	632	—	(4,229)	4,247	(1)	650

	$6,760	$2,613	$(7,204)	$4,247		$6,416

Restructuring costs:
Year ended December 22, 2013	$4,180	$6,702	$(10,295)	$—		$587
Year ended December 23, 2012	$233	$4,340	$(393)	$—		$4,180
Year ended December 25, 2011	$2,042	$—	$(1,809)	$—		$233

Deferred tax assets valuation allowance:
Year ended December 22, 2013	$81,036	$10,461	$—	$(1,362	)(2)	$90,135
Year ended December 23, 2012	$8,392	$34,325	$—	$38,319	(3)	$81,036
Year ended December 25, 2011	$16,919	$(7,207)	$—	$(1,320	)(2)	$8,392

(1)	These amounts are recorded as a reduction to revenue.
(2)	Includes $1.4 million and $0.7 million recorded in other comprehensive loss.
(3)	Includes $39.3 million related to the valuation allowance on the deferred tax assets previously recorded as discontinued operations.