Form 10-Q
period 2014-03-23
Horizon Lines, Inc.
filed 2014-05-07
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 23, 2014

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

At April 30, 2014, 38,927,784 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 23,	December 22,
	2014	2013
Assets
Current assets
Cash	$1,479	$5,236
Accounts receivable, net of allowance of $4,834 and $3,984 at March 23, 2014 and December 22, 2013, respectively	114,376	100,460
Materials and supplies	26,193	23,369
Deferred tax asset	1,140	1,140
Other current assets	8,537	8,915

Total current assets	151,725	139,120
Property and equipment, net	223,390	226,838
Goodwill	198,793	198,793
Intangible assets, net	32,132	35,154
Other long-term assets	26,086	24,702

Total assets	$632,126	$624,607

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$48,050	$49,897
Current portion of long-term debt, including capital leases	13,753	11,473
Other accrued liabilities	93,686	77,406

Total current liabilities	155,489	138,776
Long-term debt, including capital leases, net of current portion	523,871	504,845
Deferred tax liability	1,571	1,391
Other long-term liabilities	20,461	23,387

Total liabilities	701,392	668,399

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 38,928 and 38,885 shares issued and outstanding as of March 23, 2014 and December 22, 2013, respectively	999	999
Additional paid in capital	384,768	384,073
Accumulated deficit	(456,129)	(429,891)
Accumulated other comprehensive income	1,096	1,027

Total stockholders’ deficiency	(69,266)	(43,792)

Total liabilities and stockholders’ deficiency	$632,126	$624,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended
	March 23,	March 24,
	2014	2013
Operating revenue	$251,935	$244,491
Operating expense:
Cost of services (excluding depreciation expense)	226,554	212,608
Depreciation and amortization	8,452	9,571
Amortization of vessel dry-docking	4,949	3,032
Selling, general and administrative	20,165	19,736
Restructuring charge	5	4,844
Miscellaneous expense (income) net	378	(1,005)

Total operating expense	260,503	248,786
Operating loss	(8,568)	(4,295)
Other expense:
Interest expense, net	17,494	15,700
Gain on change in value of debt conversion features	(71)	(45)
Other expense, net	1	3

Loss from continuing operations before income tax expense	(25,992)	(19,953)
Income tax expense	283	120

Net loss from continuing operations	(26,275)	(20,073)
Net income (loss) from discontinued operations	37	(278)

Net loss	$(26,238)	$(20,351)

Basic and diluted net loss per share:
Continuing operations	$(0.66)	$(0.58)
Discontinued operations	—	(0.01)

Basic and diluted net loss per share	$(0.66)	$(0.59)

Number of weighted average shares used in calculations:
Basic	39,917	34,746
Diluted	39,917	34,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended
	March 23, 2014	March 24, 2013
Net loss	$(26,238)	$(20,351)
Other comprehensive income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	69	159

Other comprehensive income	69	159

Comprehensive loss	$(26,169)	$(20,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Quarters Ended
	March 23, 2014	March 24, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(26,275)	$(20,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,276	6,112
Amortization of other intangible assets	2,176	3,459
Amortization of vessel dry-docking	4,949	3,032
Amortization of deferred financing costs	846	752
Restructuring charge	5	4,844
Gain on change in value of debt conversion features	(71)	(45)
Deferred income taxes	135	116
Gain on equipment disposals	(217)	(1,038)
Stock-based compensation	733	1,601
Payment-in-kind interest expense	6,972	6,232
Accretion of interest on debt	290	171
Other non-cash interest accretion	284	265
Changes in operating assets and liabilities:
Accounts receivable	(13,885)	(6,540)
Materials and supplies	(2,823)	3,640
Other current assets	378	(707)
Accounts payable	(1,843)	(5,919)
Accrued liabilities	16,206	13,680
Vessel rent	—	(777)
Vessel dry-docking payments	(5,060)	(4,438)
Legal settlement payments	(4,000)	(6,500)
Other assets/liabilities	(218)	(683)

Net cash used in operating activities from continuing operations	(15,142)	(2,816)
Net cash used in operating activities from discontinued operations	(102)	(752)

Cash flows from investing activities:
Purchases of property and equipment	(1,938)	(93,105)
Proceeds from the sale of property and equipment	839	2,329

Net cash used in investing activities	(1,099)	(90,776)

Cash flows from financing activities:
Issuance of debt	—	95,000
Payments on ABL facility	(12,200)	(11,500)
Borrowing under ABL facility	25,700	—
Payment of financing costs	(11)	(5,289)
Payments on capital lease obligations	(903)	(536)

Net cash provided by financing activities	12,586	77,675

Net decrease in cash from continuing operations	(3,655)	(15,917)
Net decrease in cash from discontinued operations	(102)	(752)

Net decrease in cash	(3,757)	(16,669)
Cash at beginning of period	5,236	27,839

Cash at end of period	$1,479	$11,170

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

Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, Hawaii, and Puerto Rico. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. The Company also provides certain third-party logistics services via its Road Raiders subsidiaries.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 22, 2013. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

The financial statements as of March 23, 2014 and the financial statements for the quarters ended March 23, 2014 and March 24, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	March 23,	December 22,
	2014	2013
First lien notes	$222,213	$222,381
Second lien notes	194,269	187,129
$75.0 million term loan agreement	73,504	73,282
$20.0 million term loan agreement	19,598	19,572
ABL facility	13,500	—
Capital lease obligations	13,040	12,415
6.0% convertible notes	1,500	1,539

Total long-term debt	537,624	516,318
Less current portion	(13,753)	(11,473)

Long-term debt, net of current portion	$523,871	$504,845

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. On January 31, 2013, Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), the Company’s newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”), and the $75.0 Million Agreement are defined and described below.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement, and do not guarantee any of the Horizon Lines Debt Agreements.

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Unrestricted Subsidiaries identified above. The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines and the Unrestricted Subsidiaries.

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

The following table summarizes the guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

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

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million and $9.4 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2014 by issuing $10.1 million additional Second Lien Notes. As such, as of March 23, 2014, Horizon Lines has recorded $8.8 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $3.1 million, $3.2 million and $3.5 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due April 15, 2014 by issuing $3.7 million additional SFL Notes. As such, as of March 23, 2014, Horizon Lines has recorded $3.3 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 23, 2014, borrowings outstanding under the ABL facility totaled $13.5 million and total borrowing availability was $47.1 million. Horizon Lines had $12.1 million of letters of credit outstanding as of March 23, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of March 23, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum, payable quarterly. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. Horizon Lines is not permitted to optionally prepay the $20.0 Million Agreement except for prepayment in full (together with a prepayment premium equal to 5.0% of the principal amount prepaid) following repayment in full of the First Lien Notes and the $75.0 Million Agreement.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of March 23, 2014, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of March 23, 2014 there were 1.1 billion warrants outstanding for the purchase of up to 52.9 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption, and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on March 23, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of March 23, 2014 and December 22, 2013 totaled $501.2 million and $488.9 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Income Taxes

The Company continues to believe it will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax enefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense.

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2014, the Company is required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the quarter ended March 23, 2014 the Company has recorded a tax benefit in continuing operations due to intraperiod allocations of income tax expense, resulting in lower net tax expense in continuing operations. As such, the Company’s tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2014.

5. Stock-Based Compensation

Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as an expense in the income statement over the requisite service period. Compensation costs related to stock options, restricted shares and restricted stock units (“RSUs”) granted under the Amended and Restated Equity Incentive Plan (the “Plan”), the 2009 Incentive Compensation Plan (the “2009 Plan”), and the 2012 Incentive Compensation Plan (“the 2012 Plan”) are recognized using the straight-line method, net of estimated forfeitures. Stock options and restricted shares granted to employees under the Plan and the 2009 Plan typically cliff vest and become fully exercisable on the third anniversary of the grant date, provided the employee who was granted such options/restricted shares is continuously employed by the Company or its subsidiaries through such date, and provided any performance based criteria, if any, are met. RSUs granted under the 2012 Plan typically contain a graded vesting schedule with a portion vesting each year over a three-year period.

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended
	March 23, 2014	March 24, 2013
Restricted stock units	$711	$1,540
Restricted stock	22	61

Total	$733	$1,601

Restricted Stock Units

The following table details grants of RSUs during 2012 and 2013:

				RSUs Vested
		Total		as of	Potential Future Vesting Dates
Grant Date	Recipient	RSUs Outstanding	Vesting Criteria	March 23, 2014	March 31, 2014	December 31, 2014	March 31, 2015	June 30, 2015
July 5, 2012	CEO	1,500,000	Time-Based	750,000	—	500,000	—	250,000
July 5, 2012	CEO	1,500,000	Performance-Based	—	—	1,500,000	—	—
July 25, 2012	Board of Directors	900,000	Time-Based	180,000	360,000	—	360,000	—
July 25, 2012	Management	1,109,584	Time-Based	221,917	443,833	—	443,834	—
July 25, 2012	Management	1,109,583	Performance-Based	—	—	—	1,109,583	—
December 26, 2012	Management	120,834	Time-Based	—	72,500	—	48,334	—
December 26, 2012	Management	120,833	Performance-Based	—	—	—	120,833	—
June 1, 2013	Management	87,500	Time-Based	—	52,500	—	35,000	—
June 1, 2013	Management	87,500	Performance-Based	—	—	—	87,500	—

				1,151,917	928,833	2,000,000	2,205,084	250,000

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

A summary of the status of the Company’s RSU awards as of March 23, 2014 is presented below:

Restricted Stock Units	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 22, 2013	5,883,917	$1.85
Granted	—
Vested	(500,000)	1.95
Forfeited	—

Nonvested at March 23, 2014	5,383,917	$1.84

As of March 23, 2014, there was $6.2 million of unrecognized compensation expense related to the RSUs. A total of $3.3 million is expected to be recognized over a weighted-average period of one year. The remaining $2.9 million is not expected to be recognized since the Company does not expect to meet the performance criteria established for 2014.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of March 23, 2014 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 22, 2013	3,343	$89.75
Granted	—
Vested	(3,343)	$89.75
Forfeited	—

Nonvested at March 23, 2014	—

As of March 23, 2014, there was no unrecognized compensation costs related to all restricted stock awards.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of both March 23, 2014 and December 22, 2013, there were outstanding and exercisable options to purchase 26,829 shares of the Company’s common stock at a weighted average exercise price of $402.25 per share. The weighted average remaining contractual term of the outstanding and exercisable options is 2.3 years. As of March 23, 2014, there was no unrecognized compensation costs related to stock options.

6. Net Loss per Common Share

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended
	March 23,	March 24,
	2014	2013
Numerator:
Net loss from continuing operations	$(26,275)	$(20,073)
Net income (loss) from discontinued operations	37	(278)

Net loss	$(26,238)	$(20,351)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	39,917	34,746

Effect of dilutive securities:
Stock-based compensation	—	—
Warrants to purchase common stock	—	—

Denominator for diluted net loss per common share	39,917	34,746

Basic and diluted net loss per common share:
From continuing operations	$(0.66)	$(0.58)
From discontinued operations	—	(0.01)

Basic and diluted net loss per common share	$(0.66)	$(0.59)

Warrants outstanding to purchase 52.3 million and 56.4 million common shares have been excluded from the denominator for calculating diluted net loss per share during the quarters ended March 23, 2014 and March 24, 2013, respectively, as the impact would be anti-dilutive.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Agreement, the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof. In its 2014 proxy statement for the Annual Meeting of Stockholders to be held June 5, 2014, the Company included a proposal soliciting stockholder approval of the Rights Plan. If the Company does not receive the affirmative vote of the majority of shares present in person or represented by proxy at the June 5, 2014 Annual Meeting of Stockholders, then the Company intends to take action to repeal the Rights Plan.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 23, 2014		December 22, 2013
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$228,377	$126,634	$227,705	$129,384
Containers	39,652	24,218	39,894	24,710
Chassis	21,289	12,520	20,435	11,847
Cranes	27,829	12,140	27,409	12,088
Machinery and equipment	35,008	12,497	34,367	11,784
Facilities and land improvements	30,765	21,483	30,065	21,171
Software	24,448	1,135	24,177	1,041
Construction in progress	12,763	12,763	14,813	14,813

Total	$420,131	$223,390	$418,865	$226,838

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 23,	December 22,
	2014	2013
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	15,691

Total intangibles with definite lives	220,921	220,921
Accumulated amortization	(188,789)	(185,767)

Net intangibles with definite lives	32,132	35,154
Goodwill	198,793	198,793

Intangible assets, net	$230,925	$233,947

9. Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 23, 2014	December 22, 2013
Vessel operations	$17,237	$12,286
Payroll and employee benefits	16,704	16,101
Marine operations	8,918	5,382
Terminal operations	9,535	8,477
Fuel	8,889	5,193
Interest	12,922	6,817
Legal settlements	3,758	4,382
Restructuring	476	587
Other liabilities	15,247	18,181

Total other current accrued liabilities	$93,686	$77,406

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after March 23, 2015. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016, both of which are included in other long-term liabilities.

10. Commitments and Contingencies

Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed in May 2013, and the Company was served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that the Company and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. The complaint seeks significant damages, penalties and other relief. The Company has filed responsive pleadings and intends to vigorously defend against the allegations set forth in the complaint.

On March 5, 2014, the Company entered into a settlement agreement that resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. The settlement agreement provides that the Company will pay to the United States the total sum of $1.5 million in six different installment payments through April 2015. During the fourth quarter of 2013, the Company recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On March 23, 2014 and December 22, 2013, these letters of credit totaled $12.1 million and $12.9 million, respectively.

11. Recent Accounting Pronouncements

Accounting pronouncements effective after March 23, 2014 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Executive Overview

	Quarters Ended
	March 23, 2014	March 24, 2013
	($ in thousands)
Operating revenue	$251,935	$244,491
Operating expense	260,503	248,786

Operating loss	$(8,568)	$(4,295)

Operating ratio	103.4%	101.8%
Revenue containers (units)	55,223	51,321
Average unit revenue	$4,197	$4,363

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 23, 2014	March 24, 2013
Net loss	$(26,238)	$(20,351)
Net income (loss) from discontinued operations	37	(278)

Net loss from continuing operations	(26,275)	(20,073)
Interest expense, net	17,494	15,700
Income tax expense	283	120
Depreciation and amortization	13,401	12,603

EBITDA	4,903	8,350
Union/other severance charges	1,104	300
Antitrust and false claims legal expenses	768	212
Legal settlement	45	—
Restructuring charge	5	4,844
Gain on change in value of debt conversion features	(71)	(45)

Adjusted EBITDA	$6,754	$13,661

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 23, 2014	March 24, 2013
Net loss	$(26,238)	$(20,351)
Net income (loss) from discontinued operations	37	(278)

Net loss from continuing operations	(26,275)	(20,073)
Adjustments:
Union/other severance charges	1,104	300
Antitrust and false claims legal expenses	768	212
Accretion of legal settlements	284	265
Legal settlement	45	—
Restructuring charge	5	4,844
Gain on change in value of debt conversion features	(71)	(45)
Tax impact of adjustments	—	6

Total adjustments	2,135	5,582

Adjusted net loss	$(24,140)	$(14,491)

	Quarters Ended
	March 23, 2014	March 24, 2013
Net loss per share	$(0.66)	$(0.59)
Net loss per share from discontinued operations	—	(0.01)

Net loss per share from continuing operations	(0.66)	(0.58)
Adjustments:
Union/other severance charges	0.03	0.01
Antitrust and false claims legal expenses	0.02	—
Accretion of legal settlements	0.01	0.01
Restructuring charge	—	0.14

Total adjustments	0.06	0.16

Adjusted net loss per share	$(0.60)	$(0.42)

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 22,700 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico, as well as contracting for terminal services in the six ports in the continental U.S.

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

There have been no material changes to the Company’s critical accounting policies during the quarter ended March 23, 2014. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 22, 2013 as filed with the Securities and Exchange Commission (“SEC”).

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

During 2013, over 90% of our revenue was generated from our shipping and integrated logistics services in markets where the marine trade is subject to the Jones Act. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) warehousing services for third parties, and (iv) other non-transportation services.

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

Quarter Ended March 23, 2014 Compared with the Quarter Ended March 24, 2013

	Quarters Ended
	March 23, 2014	March 24, 2013	Change	% Change
	($ in thousands)
Operating revenue	$251,935	$244,491	$7,444	3.0%
Operating expense:
Vessel	77,962	76,237	1,725	2.3%
Marine	54,688	49,384	5,304	10.7%
Inland	46,839	41,891	4,948	11.8%
Land	37,362	35,444	1,918	5.4%
Rolling stock rent	9,703	9,652	51	0.5%

Cost of services	226,554	212,608	13,946	6.6%
Depreciation and amortization	8,452	9,571	(1,119)	(11.7)%
Amortization of vessel dry-docking	4,949	3,032	1,917	63.2%
Selling, general and administrative	20,165	19,736	429	2.2%
Restructuring charge	5	4,844	(4,839)	(99.9)%
Miscellaneous expense (income), net	378	(1,005)	1,383	(137.6)%

Total operating expense	260,503	248,786	11,717	4.7%

Operating loss	$(8,568)	$(4,295)	$(4,273)	99.5%

Operating ratio	103.4%	101.8%		1.6%
Revenue containers (units)	55,223	51,321	3,902	7.6%
Average unit revenue	$4,197	$4,363	$(166)	(3.8)%

Operating Revenue. Our operating revenue increased $7.4 million, or 3.0%, during the quarter ended March 23, 2014 compared to the quarter ended March 24, 2013. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$12,882
Revenue container rate decrease	(3,251)
Bunker and intermodal fuel surcharges decrease	(2,390)
Other non-transportation services revenue increase	203

Total operating revenue increase	$7,444

The increase in revenue container volume was primarily due to improved volumes in our Puerto Rico and Hawaii markets, partially offset by a decline in volumes in our Alaska market. The volume increases in our Puerto Rico market were primarily due to the May 2013 addition of a bi-weekly Jacksonville, Florida sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico, as well as market share gains in both our northbound and southbound service between Philadelphia, Pennsylvania and San Juan. These volume increases were partially offset by volume declines resulting from the startup of a new competitor in our Puerto Rico market. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. The decline in our container rates was primarily due to increased competition in our markets. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.7% of total revenue in the quarter ended March 23, 2014 and approximately 22.3% of total revenue in the quarter ended March 24, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.

Cost of Services. The $13.9 million increase in cost of services is primarily due to higher container volumes, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, increased $1.7 million for the quarter ended March 23, 2014 compared to the quarter ended March 24, 2013. This increase was a result of the following factors (in thousands):

Labor and other vessel operating expense increase	$4,299
Vessel lease expense decrease	(1,526)
Vessel space charter expense decrease	(568)
Vessel fuel costs decrease	(480)

Total vessel expense increase	$1,725

The $4.3 million increase in labor and other vessel operating expense was primarily due to contractual rate increases, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and higher duplicate fuel and vessel labor costs related to dry-docking transits. The $1.5 million decrease in vessel lease expense is due to the purchase of three vessels previously under charter. The $0.5 million decline in fuel costs was comprised of a $2.4 million reduction as a result of lower fuel prices, partially offset by a $1.9 million increase resulting from higher consumption as a result of more operating days in 2014 due to dry-docking transits.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $5.3 million increase in marine expense during the quarter ended March 23, 2014 was primarily due to higher container volumes, the addition of a bi-weekly Jacksonville sailing, and contractual labor increases.

Inland expense increased to $46.8 million for the quarter ended March 23, 2014 compared to $41.9 million during the quarter ended March 24, 2013. The $4.9 million rise in inland expense was primarily due to higher container volumes, as well as contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	March 23, 2014	March 24, 2013	% Change
	(in thousands)
Land expense:
Maintenance	$13,325	$12,879	3.5%
Terminal overhead	13,573	13,339	1.8%
Yard and gate	8,619	7,539	14.3%
Warehouse	1,845	1,687	9.4%

Total land expense	$37,362	$35,444	5.4%

The increase in yard and gate expenses was primarily due to higher equipment storage and fees associated with the monitoring of refrigerated containers, both of which were the result of an increase in container volumes, as well as contractual rate increases. Non-vessel related maintenance expense increased primarily as a result of a higher level of repair activities during the first quarter of 2014. Terminal overhead expenses increased during the first quarter of 2014 primarily due to expense related to certain union employees that elected early retirement, partially offset by lower utilities expenses.

Depreciation and Amortization. Depreciation and amortization was $8.5 million during the quarter ended March 23, 2014 compared to $9.6 million during the quarter ended March 24, 2013. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Quarters Ended
	March 23, 2014	March 24, 2013	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,426	$3,184	7.6%
Depreciation and amortization—other	2,851	2,928	(2.6)%
Amortization of intangible assets	2,175	3,459	(37.1)%

Total depreciation and amortization	$8,452	$9,571	(11.7)%

Amortization of vessel dry-docking	$4,949	$3,032	63.2%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.9 million during the quarter ended March 23, 2014 compared to $3.0 million for the quarter ended March 24, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased slightly to $20.2 million for the quarter ended March 23, 2014 compared to $19.7 million for the quarter ended March 24, 2013, an increase of $0.4 million or 2.1%. This increase is primarily due to a $0.6 million rise in legal fees and $0.6 million related to incentive-based compensation, partially offset by $0.9 million of lower stock-based compensation expense.

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

Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net increased $1.4 million during the quarter ended March 23, 2014 compared to the quarter ended March 24, 2013, primarily as a result of lower gains on the sale of assets and higher bad debt expense.

Interest Expense, Net. Interest expense, net increased to $17.5 million for the quarter ended March 23, 2014 compared to $15.7 million for the quarter ended March 24, 2013, an increase of $1.8 million or 11.5%. This increase was primarily due to interest expense related to the debt issued during the first quarter of 2013 to acquire our three Alaska vessels that were previously chartered. In addition, on April 15, 2013 and October 15, 2013 we issued additional Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes.

Income Tax Expense. The effective tax rate for the quarters ended March 23, 2014 and March 24, 2013 was (1.1)% and (0.6)%, respectively. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the first quarter of 2014, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the quarter ended March 23, 2014, we have recorded a tax benefit in continuing operations equal to the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate.

We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Cash totaled $1.5 million at March 23, 2014. Borrowing outstanding under the ABL facility totaled $13.5 million and total borrowing availability was $47.1 million as of March 23, 2014, resulting in total liquidity of $48.6 million.

Operating Activities

Net cash used in operating activities was $15.1 million for the quarter ended March 23, 2014 compared to $2.8 million for the quarter ended March 24, 2013. The increase in cash used in operating activities is primarily due to the following (in thousands):

Decrease in earnings adjusted for non-cash charges	$(10,146)
Increase in accounts receivable	(7,345)
Increase in materials and supplies	(6,463)
Increase in dry-docking payments	(622)
Increase in accounts payable	4,076
Decrease in legal settlement payments	2,500
Increase in other accrued liabilities	2,526
Other changes in working capital, net	3,148

Total increase in cash used in operating activities	$(12,326)

Investing Activities

Net cash used in investing activities was $1.1 million for the quarter ended March 23, 2014 compared to $90.8 million for the quarter ended March 24, 2013. The $89.7 million decrease in net cash consumed is primarily due to the 2013 acquisition of three Alaska vessels that were previously chartered, partially offset by a reduction in proceeds received from the sale of assets.

Financing Activities

Net cash provided by financing activities during the quarter ended March 23, 2014 was $12.6 million compared to $77.7 million for quarter ended March 24, 2013. The net cash provided by financing activities during the quarter ended March 23, 2014 included a net $13.5 million borrowed under the ABL Facility. The net cash provided by financing activities during the quarter ended March 24, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three Alaska vessels that were previously chartered, as well as a net $11.5 million repayment under the ABL Facility. In addition, during the quarter ended March 24, 2013, we paid $5.3 million in financing costs related to fees associated with the new debt issued.

Outlook

We expect 2014 revenue container loads to be above 2013 levels due to anticipated modest volume growth in all three markets we serve. This projected volume growth takes into consideration the estimated impacts of a new competitor that entered the Puerto Rico Gulf service in May 2013, as well as a second vessel being added by a competitor in our Hawaii service during the fourth quarter of 2014, partially offset by the full-year impact of adding a bi-weekly Jacksonville sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico.

Overall, container rates are expected to be below 2013 levels due to very competitive market conditions and a slight change in cargo mix. The new vessel capacity added in Puerto Rico in 2013 and expected to be added in Hawaii in 2014 will continue to impact rates as well.

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

We expect 2014 financial results to approximate 2013 results, with 2014 adjusted EBITDA projected between $85.0 million and $95.0 million, compared with $95.2 million in fiscal 2013.

Based on our current level of operations, we believe cash flow from operations and borrowings available under the ABL Facility will be adequate to support our business plans. We expect total liquidity during 2014 to reach a low of approximately $35.0 million during the second quarter, then build over the balance of the year and end 2014 at approximately $70.0 million.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $27.0 million and $11.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment. We also expect to spend approximately $4.0 million during the next twelve months for legal settlements.

In addition to the dry-docking, capital expenditures, and legal settlements, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months.

Long-Term Debt

On October 5, 2011, we issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility, and on January 31, 2013, entered into the $20.0 Million Agreement. On January 31, 2013, Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), our newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”), and the $75.0 Million Agreement are defined and described below.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement, and do not guarantee any of the Horizon Lines Debt Agreements.

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Unrestricted Subsidiaries identified above. The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines and the Unrestricted Subsidiaries.

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

The following table summarizes the guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

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

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually, and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million and $9.4 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2014 by issuing $10.1 million additional Second Lien Notes. As such, as of March 23, 2014, Horizon Lines has recorded $8.8 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013 and October 15, 2013, Horizon Lines issued an additional $3.1 million, $3.2 million and $3.5 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due April 15, 2014 by issuing $3.7 million additional SFL Notes. As such, as of March 23, 2014, Horizon Lines has recorded $3.3 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of March 23, 2014, borrowings outstanding under the ABL facility totaled $13.5 million and total borrowing availability was $47.1 million. Horizon Lines had $12.1 million of letters of credit outstanding as of March 23, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of March 23, 2014.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of March 23, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to our stock or assets (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of March 23, 2014, there were 1.1 billion warrants outstanding for the purchase of up to 52.9 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert our warrants, in whole or in part, into shares of our common stock without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing us to force redemption, and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on March 23, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 23, 2014, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results be lower from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of March 23, 2014, we had $13.5 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $34 thousand change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

Accounting pronouncements effective after March 23, 2014 are not expected to have a material effect our consolidated financial position or results of operations.

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

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 22, 2013, as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 23, 2014, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act. The case was unsealed in May 2013, and we were served with a complaint in June 2013. The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. The complaint seeks significant damages, penalties and other relief. We have filed responsive pleadings and intend to vigorously defend against the allegations set forth in the complaint.

On March 5, 2014, we entered into a settlement agreement that resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. The settlement agreement provides that we will pay to the United States the total sum of $1.5 million in six different installment payments through April 2015. During the fourth quarter of 2013, we recorded a charge of $1.4 million related to this legal settlement, which represents the present value of the expected future payments.

In the ordinary course of business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which it has contractual relations. Our policy is to disclose contingent liabilities associated with both asserted and unasserted claims after all available facts and circumstances have been reviewed and we determines that a loss is reasonably possible. Our policy is to record contingent liabilities associated with both asserted and unasserted claims when it is probable that the liability has been incurred and the amount of the loss is reasonably estimable.

1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 22, 2013, as filed with the SEC.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

4.1	Third Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016 (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed March 26, 2014).

4.2	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 4.2 to the Company’s report on Form 8-K filed March 26, 2014).

4.3	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s Second Lien Senior Secured Notes due 2016 (filed as Exhibit 4.3 to the Company’s report on Form 8-K filed March 26, 2014).

10.1	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed March 26, 2014).

10.2	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed March 26, 2014).

10.3	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s Second Lien Senior Secured Notes due 2016 (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed March 26, 2014).

10.4	Joinder No. 1 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed March 26, 2014).

10.5	Joinder No. 2 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.5 to the Company’s report on Form 8-K filed March 26, 2014).

10.6	Joinder No. 3 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.6 to the Company’s report on Form 8-K filed March 26, 2014).

10.7	Joinder No. 4 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.7 to the Company’s report on Form 8-K filed March 26, 2014).

10.8	Joinder No. 1 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.8 to the Company’s report on Form 8-K filed March 26, 2014).

10.9	Joinder No. 2 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.9 to the Company’s report on Form 8-K filed March 26, 2014).

10.10	Joinder No. 3 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.10 to the Company’s report on Form 8-K filed March 26, 2014).

10.11	Joinder No. 4 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.11 to the Company’s report on Form 8-K filed March 26, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016 (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed March 26, 2014).

4.2	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 4.2 to the Company’s report on Form 8-K filed March 26, 2014).

4.3	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s Second Lien Senior Secured Notes due 2016 (filed as Exhibit 4.3 to the Company’s report on Form 8-K filed March 26, 2014).

10.1	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016 (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed March 26, 2014).

10.2	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed March 26, 2014).

10.3	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s Second Lien Senior Secured Notes due 2016 (filed as Exhibit 10.3 to the Company’s report on Form 8-K filed March 26, 2014).

10.4	Joinder No. 1 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.4 to the Company’s report on Form 8-K filed March 26, 2014).

10.5	Joinder No. 2 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.5 to the Company’s report on Form 8-K filed March 26, 2014).

10.6	Joinder No. 3 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.6 to the Company’s report on Form 8-K filed March 26, 2014).

10.7	Joinder No. 4 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and Wells Fargo Capital Finance, LLC, as agent (filed as Exhibit 10.7 to the Company’s report on Form 8-K filed March 26, 2014).

10.8	Joinder No. 1 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.8 to the Company’s report on Form 8-K filed March 26, 2014).

10.9	Joinder No. 2 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.9 to the Company’s report on Form 8-K filed March 26, 2014).

10.10	Joinder No. 3 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.10 to the Company’s report on Form 8-K filed March 26, 2014).

10.11	Joinder No. 4 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and U.S. Bank National Association, as agent (filed as Exhibit 10.11 to the Company’s report on Form 8-K filed March 26, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.