Form 10-Q
period 2014-06-22
Horizon Lines, Inc.
filed 2014-07-30
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 22, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At July 28, 2014, 39,815,900 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 22,	December 22,
	2014	2013
Assets
Current assets
Cash	$5,228	$5,236
Accounts receivable, net of allowance of $4,800 and $3,984 at June 22, 2014 and December 22, 2013, respectively	122,213	100,460
Materials and supplies	22,196	23,369
Deferred tax asset	1,140	1,140
Other current assets	10,428	8,915

Total current assets	161,205	139,120
Property and equipment, net	220,884	226,838
Goodwill	198,793	198,793
Intangible assets, net	29,110	35,154
Other long-term assets	25,185	24,702

Total assets	$635,177	$624,607

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$41,626	$49,897
Current portion of long-term debt, including capital leases	13,928	11,473
Other accrued liabilities	88,685	77,406

Total current liabilities	144,239	138,776
Long-term debt, including capital leases, net of current portion	541,974	504,845
Deferred tax liability	1,610	1,391
Other long-term liabilities	18,753	23,387

Total liabilities	706,576	668,399

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,776 and 38,885 shares issued and outstanding as of June 22, 2014 and December 22, 2013, respectively	1,008	999
Additional paid in capital	384,150	384,073
Accumulated deficit	(457,739)	(429,891)
Accumulated other comprehensive income	1,182	1,027

Total stockholders’ deficiency	(71,399)	(43,792)

Total liabilities and stockholders’ deficiency	$635,177	$624,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 22,	June 23,	June 22,	June 23,
	2014	2013	2014	2013
Operating revenue	$281,237	$259,784	$533,173	$504,275
Operating expense:
Cost of services (excluding depreciation expense)	230,612	215,015	457,165	427,599
Depreciation and amortization	8,589	9,580	17,041	19,150
Amortization of vessel dry-docking	4,598	3,178	9,547	6,210
Selling, general and administrative	20,262	18,075	40,383	37,839
Legal settlements	950	—	995	—
Restructuring charge	—	409	5	5,252
Miscellaneous (income) expense, net	(61)	(2,449)	319	(3,454)

Total operating expense	264,950	243,808	525,455	492,596

Operating income	16,287	15,976	7,718	11,679
Other expense:
Interest expense, net	17,795	16,934	35,288	32,635
Other income, net	(36)	(112)	(108)	(155)

Loss from continuing operations before income tax expense	(1,472)	(846)	(27,462)	(20,801)
Income tax expense	134	7	417	126

Net loss from continuing operations	(1,606)	(853)	(27,879)	(20,927)
Net (loss) income from discontinued operations	(6)	(651)	31	(929)

Net loss	$(1,612)	$(1,504)	$(27,848)	$(21,856)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(0.02)	$(0.69)	$(0.59)
Discontinued operations	—	(0.02)	—	(0.03)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.69)	$(0.62)

Number of weighted average shares used in calculations:
Basic	40,802	35,602	40,359	35,174
Diluted	40,802	35,602	40,359	35,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended		Six Months Ended
	June 22,	June 23,	June 22,	June 23,
	2014	2013	2014	2013
Net loss	$(1,612)	$(1,504)	$(27,848)	$(21,856)
Other comprehensive income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	86	159	155	317

Other comprehensive income	86	159	155	317

Comprehensive loss	$(1,526)	$(1,345)	$(27,693)	$(21,539)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 22,	June 23,
	2014	2013
Cash flows from operating activities:
Net loss from continuing operations	$(27,879)	$(20,927)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	12,691	12,393
Amortization of other intangible assets	4,350	6,757
Amortization of vessel dry-docking	9,547	6,210
Amortization of deferred financing costs	1,692	1,580
Restructuring charge	5	5,252
Deferred income taxes	147	123
Gain on equipment disposals	(281)	(2,598)
Stock-based compensation	(86)	1,607
Payment-in-kind interest expense	14,175	12,472
Non-cash interest accretion	1,080	1,112
Other	(117)	(146)
Changes in operating assets and liabilities:
Accounts receivable	(21,737)	(5,016)
Materials and supplies	1,173	4,652
Other current assets	(1,513)	(796)
Accounts payable	(8,268)	(4,321)
Accrued liabilities	8,934	(3,774)
Vessel rent	—	(777)
Vessel dry-docking payments	(7,280)	(6,314)
Legal settlement payments	(4,128)	(6,500)
Other assets/liabilities	(826)	146

Net cash (used in) provided by operating activities from continuing operations	(18,321)	1,135
Net cash used in operating activities from discontinued operations	(94)	(1,331)

Cash flows from investing activities:
Purchases of property and equipment	(5,860)	(96,621)
Proceeds from the sale of property and equipment	1,150	5,480

Net cash used in investing activities	(4,710)	(91,141)

Cash flows from financing activities:
Issuance of debt	—	95,000
Payments on ABL facility	(37,650)	(25,000)
Borrowing under ABL facility	65,650	15,000
Payment of financing costs	(11)	(5,557)
Payment of long-term debt	(3,000)	(1,125)
Payments on capital lease obligations	(1,872)	(996)

Net cash provided by financing activities	23,117	77,322

Net increase (decrease) in cash from continuing operations	86	(12,684)
Net decrease in cash from discontinued operations	(94)	(1,331)

Net decrease in cash	(8)	(14,015)
Cash at beginning of period	5,236	27,839

Cash at end of period	$5,228	$13,824

Supplemental disclosure of non-cash financing activities:
Conversion of debt to equity	$—	$20
Notes issued as payment-in-kind	$13,790	$11,933

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

The financial statements as of June 22, 2014 and the financial statements for the quarters and six months ended June 22, 2014 and June 23, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	June 22,	December 22,
	2014	2013

First lien notes	$220,920	$222,381
Second lien notes	201,640	187,129
$75.0 million term loan agreement	71,851	73,282
$20.0 million term loan agreement	19,635	19,572
ABL facility	28,000	—
Capital lease obligations	12,368	12,415
6.0% convertible notes	1,488	1,539

Total long-term debt	555,902	516,318
Less current portion	(13,928)	(11,473)

Long-term debt, net of current portion	$541,974	$504,845

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility. On January 31, 2013, Horizon Lines entered into the $20.0 Million Agreement and Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), the Company’s newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”), and the $75.0 Million Agreement are defined and described below.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto and are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement. The Alaska SPEs do not guarantee any of the Horizon Lines Debt Agreements.

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

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, and April 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million and $10.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2014 by issuing additional Second Lien Notes. As such, as of June 22, 2014, Horizon Lines has recorded $4.0 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million and $3.7 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the SFL Notes due October 15, 2014 by issuing additional SFL Notes. As such, as of June 22, 2014, Horizon Lines has recorded $1.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 22, 2014, borrowings outstanding under the ABL facility totaled $28.0 million and total borrowing availability was $49.0 million. Horizon Lines had $11.4 million of letters of credit outstanding as of June 22, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

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

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal, which commenced on March 31, 2014, is payable in equal quarterly installments, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the borrowing under the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. The Company is recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of June 22, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of June 22, 2014, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of June 22, 2014 there were 1.1 billion warrants outstanding for the purchase of up to 52.1 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption, and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on June 22, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of June 22, 2014 and December 22, 2013 totaled $527.8 million and $488.9 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Income Taxes

The Company continues to believe it will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, the Company does not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2014, the Company is required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the six months ended June 22, 2014, the Company has recorded a tax benefit in continuing operations due to intraperiod allocations of income tax expense, resulting in lower net tax expense in continuing operations. The income tax expense recorded during the quarter and six months ended June 22, 2014 primarily relates to the Commonwealth of Puerto Rico, partially offset by the tax benefit associated with intraperiod allocations.

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

The following compensation costs (expense reductions) are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 22, 2014	June 23, 2013	June 22, 2014	June 23, 2013

Restricted stock units	$(819)	$(16)	$(108)	$1,525
Restricted stock	—	21	22	82

Total	$(819)	$5	$(86)	$1,607

Restricted Stock Units

There were no grants of RSUs during the first six months of 2014. The following table details grants of RSUs during 2012 and 2013:

		Total RSUs	Vesting	RSUs Vested as of	Potential Future Vesting Dates
Grant Date	Recipient	Outstanding	Criteria	June 22, 2014	December 31, 2014	March 31, 2015	June 30, 2015
July 5, 2012	CEO	1,500,000	Time - Based	750,000	500,000	—	250,000
July 5, 2012	CEO	1,500,000	Performance - Based	—	1,500,000	—	—
July 25, 2012	Board of Directors	900,000	Time - Based	540,000	—	360,000	—
July 25, 2012	Management	1,109,584	Time - Based	665,750	—	443,834	—
July 25, 2012	Management	1,109,583	Performance - Based	—	—	1,109,583	—
December 26, 2012	Management	120,834	Time - Based	72,500	—	48,334	—
December 26, 2012	Management	120,833	Performance - Based	—	—	120,833	—
June 1, 2013	Management	87,500	Time - Based	52,500	—	35,000	—
June 1, 2013	Management	87,500	Performance - Based	—	—	87,500	—

				2,080,750	2,000,000	2,205,084	250,000

During the quarter ended June 22, 2014, the Company revised its estimated forfeiture rate associated with the unvested time-based RSUs and reversed $1.0 million of stock-based compensation for certain RSUs due to a change in estimated requisite service period of the Chief Executive Officer of the Company. These time-based RSUs were previously expected to vest on December 31, 2014 and June 30, 2015, but the Company estimated as of June 22, 2014 that none of the remaining unvested awards will vest. The Company did not record any expense related to the Chief Executive Officer’s performance-based RSUs, since the Company did not expect to meet the performance criteria established for 2014.

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

Each vested RSU shall be settled within 30 days following termination of the employment with the Company or termination of the director’s service as a member of the Board of Directors. All of the vested RSUs granted to the Company’s Board of Directors shall be settled in shares of the Company’s common stock. Fifty percent of the vested RSUs granted to members of the Company’s management shall be settled in shares of the Company’s common stock and the remaining 50% of such vested RSUs shall be settled, in the discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), either in shares of the Company’s common stock, cash or any combination thereof. The amount of any cash is to be determined based on the value of a share of the Company’s common stock on the settlement date.

A summary of the status of the Company’s RSU awards as of June 22, 2014 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Stock Units	Shares	Date
Nonvested at December 22, 2013	5,883,917	$1.85
Granted	—
Vested	(1,428,833)	1.83
Forfeited	—

Nonvested at June 22, 2014	4,455,084	$1.86

As of June 22, 2014, there was $5.6 million of unrecognized compensation expense related to the RSUs. A total of $1.2 million is expected to be recognized over a weighted-average period of 0.7 years. As discussed above, subsequent to June 22, 2014, the Company’s CEO resigned and forfeited all unvested RSUs. Accordingly, the remaining $4.4 million of unrecognized compensation expense associated with the former CEO’s forfeited RSUs will not be recognized.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of June 22, 2014 is presented below:

Weighted-
Average
Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 22, 2013	3,343	$89.75
Granted	—
Vested	(3,343)	$89.75
Forfeited	—

Nonvested at June 22, 2014	—

As of June 22, 2014, there was no unrecognized compensation costs related to all restricted stock awards.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of both June 22, 2014 and December 22, 2013, there were outstanding and exercisable options to purchase 26,829 shares of the Company’s common stock at a weighted average exercise price of $402.25 per share. The weighted average remaining contractual term of the outstanding and exercisable options is 2.0 years. As of June 22, 2014, there was no unrecognized compensation costs related to stock options.

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 22,	June 23,	June 22,	June 23,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(1,606)	$(853)	$(27,879)	$(20,927)
Net (loss) income from discontinued operations	(6)	(651)	31	(929)

Net loss	$(1,612)	$(1,504)	$(27,848)	$(21,856)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	40,802	35,602	40,359	35,174

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Denominator for diluted net loss per common share	40,802	35,602	40,359	35,174

Basic and diluted net loss per common share:
From continuing operations	$(0.04)	$(0.02)	$(0.69)	$(0.59)
From discontinued operations	—	(0.02)	—	(0.03)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.69)	$(0.62)

Warrants outstanding to purchase 51.2 million and 56.4 million common shares have been excluded from the denominator for calculating diluted net loss per share during the quarters ended June 22, 2014 and June 23, 2013, respectively, as the impact would be anti-dilutive. In addition, warrants outstanding to purchase 51.3 million and 56.4 million common shares have been excluded from the denominator for calculating diluted net loss per share during the six months ended June 22, 2014 and June 23, 2013, respectively, as the impact would be anti-dilutive.

On August 27, 2012, the Company adopted a rights plan (the “Rights Plan”) intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company. As part of the Rights Plan the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on September 7, 2012. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $8.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights. The issuance of the Rights alone does not cause any change in the number of shares deliverable upon the exercise of the Company’s outstanding warrants or convertible notes, or the exercise price or conversion price (as applicable) thereof. At the June 5, 2014 Annual Meeting of Stockholders, the Company’s stockholders approved the Rights Plan.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 22, 2014		December 22, 2013
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$230,060	$124,887	$227,705	$129,384
Containers	39,252	23,401	39,894	24,710
Chassis	20,979	12,221	20,435	11,847
Cranes	28,115	12,014	27,409	12,088
Machinery and equipment	35,614	12,593	34,367	11,784
Facilities and land improvements	30,802	21,132	30,065	21,171
Software	24,972	1,440	24,177	1,041
Construction in progress	13,196	13,196	14,813	14,813

Total	$422,990	$220,884	$418,865	$226,838

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 22,	December 22,
	2014	2013
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	15,691

Total intangibles with definite lives	220,921	220,921
Accumulated amortization	(191,811)	(185,767)

Net intangibles with definite lives	29,110	35,154
Goodwill	198,793	198,793

Intangible assets, net	$227,903	$233,947

9. Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	June 22,	December 22,
	2014	2013
Vessel operations	$16,231	$12,286
Payroll and employee benefits	17,880	16,101
Marine operations	7,076	5,382
Terminal operations	10,375	8,477
Fuel	7,247	5,193
Interest	6,826	6,817
Legal settlements	5,754	4,382
Restructuring	329	587
Other liabilities	16,967	18,181

Total other current accrued liabilities	$88,685	$77,406

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after June 22, 2015. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 21, 2016, which is included in other long-term liabilities.

10. Commitments and Contingencies

Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that the Company and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, Horizon Lines entered into a settlement agreement which provides that the Company will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. The Company is also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, the Company recorded a charge of $1.0 million related to this legal settlement.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On June 22, 2014 and December 22, 2013, these letters of credit totaled $11.4 million and $12.9 million, respectively.

11. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

12. Subsequent Events

On June 27, 2014, Samuel A. Woodward resigned as President and Chief Executive Officer of the Company and resigned as a member of the Company’s Board of Directors. Mr. Woodward’s resignations from the Company were effective June 27, 2014. Pursuant to an agreement with the Company effective June 27, 2014, Mr. Woodward will receive (i) five months of base salary totaling $0.3 million payable in accordance with regular payroll practices and (ii) continued participation for himself and his covered dependents in the Company’s medical and dental benefit plans for up to eighteen months. In consideration for the payments and other benefits accruing to Mr. Woodward under the agreement, Mr. Woodward provided the Company with a general release. The Company will record a charge of $0.3 million during the third quarter of 2014 related to the payments it expects to make to its former CEO.

Following the resignation of Mr. Woodward, the Board of Directors appointed Steven L. Rubin as Interim President and Chief Executive Officer of the Company. On June 27, 2014, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Rubin to serve as the Interim President and Chief Executive Officer. The Agreement provides that Mr. Rubin will receive a monthly base salary of $75,000. Mr. Rubin will continue to be eligible to receive annual equity compensation awards equivalent to those granted to non-employee members of the Board of Directors and will continue to vest in his outstanding equity awards as if he remained a non-employee member of the Board of Directors. Mr. Rubin will also be eligible to participate in the standard employee benefit plans generally available to executive employees of the Company, including health insurance, life and disability insurance, 401(k) plan, and paid time off and paid holidays or equivalent benefits. The Company will reimburse Mr. Rubin for up to $10,000 of his expenses incurred in connection with negotiating the Agreement. The Company may terminate Mr. Rubin’s employment under the Agreement without cause upon ninety (90) days’

advance notice to Mr. Rubin. If within one year of the effective date of the Agreement, the Company provides Mr. Rubin with notice that it is terminating his employment without cause and Mr. Rubin complies with certain conditions, then the Company will pay Mr. Rubin a lump-sum amount equal to six months of base salary.

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

Executive Overview

	Quarters Ended		Six Months Ended
	June 22, 2014	June 23, 2013	June 22, 2014	June 23, 2013
	($ in thousands)

Operating revenue	$281,237	$259,784	$533,173	$504,275
Operating expense	264,950	243,808	525,455	492,596

Operating income	$16,287	$15,976	$7,718	$11,679

Operating ratio	94.2%	93.9%	98.6%	97,7%
Revenue containers (units)	62,216	56,159	117,439	107,480
Average unit revenue	$4,080	$4,240	$4,119	$4,287

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Six Months Ended
	June 22, 2014	June 23, 2013	June 22, 2014	June 23, 2013

Net loss	$(1,612)	$(1,504)	$(27,848)	$(21,856)
Net (loss) income from discontinued operations	(6)	(651)	31	(929)

Net loss from continuing operations	(1,606)	(853)	(27,879)	(20,927)

Interest expense, net	17,795	16,934	35,288	32,635
Income tax expense	134	7	417	126
Depreciation and amortization	13,187	12,758	26,588	25,360

EBITDA	29,510	28,846	34,414	37,194

Union/other severance charges	148	17	1,252	318
Antitrust and false claims legal expenses	790	35	1,558	247

Legal settlements	950	—	995	—
Gain on change in value of debt conversion features	(45)	(114)	(117)	(159)
Impairment charge	—	18	—	18
Restructuring charge	—	409	5	5,252
Gain on conversion of debt	—	(5)	—	(5)

Adjusted EBITDA	$31,353	$29,206	$38,107	$42,865

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

The tables below present a reconciliation of net loss to adjusted net income (loss) and net loss per share to adjusted net income (loss) per share (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 22, 2014	June 23, 2013	June 22, 2014	June 23, 2013

Net loss	$(1,612)	$(1,504)	$(27,848)	$(21,856)
Net (loss) income from discontinued operations	(6)	(651)	31	(929)

Net loss from continuing operations	(1,606)	(853)	(27,879)	(20,927)

Adjustments:
Union/other severance charges	148	17	1,252	318
Antitrust and false claims legal expenses	790	35	1,558	247

Accretion of legal settlements	214	240	498	504
Legal settlements	950	—	995	—
Impairment charge	—	18	—	18
Restructuring charge	—	409	5	5,252

Accretion of estimated multi-employer pension plan withdrawal liability	—	157	—	157
Gain on change in value of debt conversion features	(45)	(114)	(117)	(159)
Gain on conversion of debt	—	(5)	—	(5)
Tax impact of adjustments	(64)	1	(64)	7

Total adjustments	1,993	758	4,127	6,339

Adjusted net income (loss)	$387	$(95)	$(23,752)	$(14,588)

	Quarters Ended		Six Months Ended
	June 22, 2014	June 23, 2013	June 22, 2014	June 23, 2013

Net loss per share	$(0.04)	$(0.04)	$(0.69)	$(0.62)
Net loss per share from discontinued operations	—	(0.02)	—	(0.03)

Net loss per share from continuing operations	(0.04)	(0.02)	(0.69)	(0.59)

Adjustments:
Union/other severance charges	—	—	0.03	0.01
Antitrust and false claims legal expenses	0.02	—	0.04	0.01
Accretion of legal settlements	0.01	0.01	0.01	0.01
Legal settlements	0.02	—	0.02	—
Restructuring charge	—	0.01	—	0.15

Total adjustments	0.05	0.02	0.10	0.18

Adjusted net income (loss) per share	$0.01	$—	$(0.59)	$(0.41)

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,200 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico, as well as contracting for terminal services in the six ports in the continental U.S.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions in the reported amounts of revenue and expense during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon future events that cannot be determined with certainty, the actual results could differ from these estimates.

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

There have been no material changes to our critical accounting policies during the quarter ended June 22, 2014. The critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 22, 2013 as filed with the Securities and Exchange Commission (“SEC”).

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and integrated logistics services to and from the continental U.S. and Alaska, Puerto Rico, and Hawaii. We charge our customers on a per-load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.

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

Cost of Services Overview

Our cost of services consist primarily of vessel operating costs, marine operating costs, inland transportation costs, land costs and rolling stock rent. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs and vessel insurance costs. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Quarter Ended June 22, 2014 Compared with the Quarter Ended June 23, 2013

	Quarters Ended
	June 22, 2014	June 23, 2013	Change	% Change
	($ in thousands)
Operating revenue	$281,237	$259,784	$21,453	8.3%
Operating expense:
Vessel	72,777	73,184	(407)	(0.6)%
Marine	57,262	50,567	6,695	13.2%
Inland	49,882	45,131	4,751	10.5%
Land	40,937	36,215	4,722	13.0%
Rolling stock rent	9,754	9,918	(164)	(1.7)%

Cost of services	230,612	215,015	15,597	7.3%
Depreciation and amortization	8,589	9,580	(991)	(10.3)%
Amortization of vessel dry-docking	4,598	3,178	1,420	44.7%
Selling, general and administrative	20,262	18,075	2,187	12.1%
Legal settlement	950	—	950	100.0%
Restructuring charge	—	409	(409)	(100.0)%
Miscellaneous income, net	(61)	(2,449)	2,388	(97.5)%

Total operating expense	264,950	243,808	21,142	8.7%

Operating income	$16,287	$15,976	$311	1.9%

Operating ratio	94.2%	93.9%		0.3%
Revenue containers (units)	62,216	56,159	6,057	10.8%
Average unit revenue	$4,080	$4,240	$(160)	(3.8)%

Operating Revenue. Our operating revenue increased $21.5 million, or 8.3%, during the quarter ended June 22, 2014 compared to the quarter ended June 23, 2013. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$19,779
Other non-transportation services revenue increase	5,735
Bunker and intermodal fuel surcharges increase	3,236
Revenue container rate decrease	(7,297)

Total operating revenue increase	$21,453

Revenue container volumes increased in each of our markets. The volume increases in our Puerto Rico market were due to the June 2013 addition of a bi-weekly Jacksonville, Florida sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico, as well as volume gains in both our northbound and southbound service between Philadelphia, Pennsylvania and San Juan. These volume increases were partially offset by volume declines resulting from new competition that entered the Houston to San Juan service in May 2013. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. We also experienced marginal volume improvements in our Alaska market. Non-transportation revenue was higher due to ancillary services related to automobile processing, an increase in terminal services as a result of a delay in the culmination of the seafood season in Alaska that typically concludes during the first quarter, as well as an increase associated with certain transportation services agreements. The increase in bunker and intermodal fuel surcharges during the quarter ended June 22, 2014 was due to an increase in container volumes, partially offset by a decline in fuel surcharge per load. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.1% of total revenue in the quarter ended June 22, 2014 and approximately 21.6% of total revenue in the quarter ended June 23, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decline in our container rates was due to a slight change in cargo mix largely due to an increase in automobile shipments, as well as increased competition in our markets.

Cost of Services. The $15.6 million increase in cost of services is primarily due to higher container volumes, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $0.4 million for the quarter ended June 22, 2014 compared to the quarter ended June 23, 2013. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(1,298)
Vessel space charter expense decrease	(130)
Labor and other vessel operating expense increase	1,021

Total vessel expense decrease	$(407)

The $1.3 million decline in fuel costs was primarily due to lower fuel prices. The $1.0 million increase in labor and other vessel operating expense was primarily due to contractual labor rate increases and higher duplicate vessel labor costs related to the timing of dry-dockings.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $6.7 million increase in marine expense during the quarter ended June 22, 2014 was primarily due to higher container volumes and contractual labor increases.

Inland expense increased to $49.9 million for the quarter ended June 22, 2014 compared to $45.1 million during the quarter ended June 23, 2013. The $4.8 million rise in inland expense was primarily due to higher container volumes, as well as contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	June 22, 2014	June 23, 2013	% Change
	(in thousands)
Land expense:
Maintenance	$14,297	$13,494	5.9%
Terminal overhead	14,544	13,650	6.5%
Yard and gate	8,949	7,061	26.7%
Warehouse	3,147	2,010	56.5%

Total land expense	$40,937	$36,215	13.0%

Non-vessel related maintenance expense increased primarily as a result of a higher level of repair activities during the second quarter of 2014. Terminal overhead expenses increased during the second quarter of 2014 primarily due to a reduction in facility rent income, as well as an increase in property taxes and license fees, partially offset by lower utilities expenses. The increase in yard and gate expenses was primarily due to higher equipment storage and fees associated with the monitoring of refrigerated containers, both of which were the result of an increase in container volumes, as well as contractual rate increases. The increase in warehouse expenses is primarily associated with the increase in automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $8.6 million during the quarter ended June 22, 2014 compared to $9.6 million during the quarter ended June 23, 2013. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Quarters Ended
	June 22, 2014	June 23, 2013	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,464	$3,527	(1.8)%
Depreciation and amortization—other	2,950	2,755	7.1%
Amortization of intangible assets	2,175	3,298	(34.1)%

Total depreciation and amortization	$8,589	$9,580	(10.3)%

Amortization of vessel dry-docking	$4,598	$3,178	44.7%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.6 million during the quarter ended June 22, 2014 compared to $3.2 million for the quarter ended June 23, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $20.3 million for the quarter ended June 22, 2014 compared to $18.1 million for the quarter ended June 23, 2013, an increase of $2.2 million or 12.1%. This increase is primarily due to a $1.5 million rise in legal fees and $0.7 million related to incentive-based compensation, partially offset by $0.8 million of lower stock-based compensation expense.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. The $0.4 million restructuring charge during the quarter ended June 23, 2013 was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Miscellaneous Income, Net. Miscellaneous income, net decreased $2.4 million during the quarter ended June 22, 2014 compared to the quarter ended June 23, 2013, primarily as a result of lower gains on the sale of assets and higher bad debt expense.

Interest Expense, Net. Interest expense, net increased to $17.8 million for the quarter ended June 22, 2014 compared to $16.9 million for the quarter ended June 23, 2013, an increase of $0.9 million or 5.1%. This increase was primarily due to the additional Second Lien Notes we issued on October 15, 2013 and April 15, 2014 to satisfy the payment-in-kind interest obligation.

Income Tax Expense. The effective tax rate for the quarters ended June 22, 2014 and June 23, 2013 was (9.1)% and (0.8)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the second quarter of 2014, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income.

The income tax expense recorded during the quarter ended June 22, 2014 primarily relates to the Commonwealth of Puerto Rico, partially offset by the tax benefit associated with intraperiod allocations.

Six Months Ended June 22, 2014 Compared with the Six Months Ended June 23, 2013

	Six Months Ended
	June 22, 2014	June 23, 2013	Change	% Change
	($ in thousands)
Operating revenue	$533,173	$504,275	$28,898	5.7%
Operating expense:
Vessel	150,739	149,422	1,317	0.9%
Marine	111,949	99,951	11,998	12.0%
Inland	96,721	87,022	9,699	11.1%
Land	78,299	71,633	6,666	9.3%
Rolling stock rent	19,457	19,571	(114)	(0.6)%

Cost of services	457,165	427,599	29,566	6.9%
Depreciation and amortization	17,041	19,150	(2,109)	(11.0)%
Amortization of vessel dry-docking	9,547	6,210	3,337	53.7%
Selling, general and administrative	40,383	37,839	2,544	6.7%
Legal settlements	995	—	995	100.0%
Restructuring charge	5	5,252	(5,247)	(99.9)%
Miscellaneous expense (income), net	319	(3,454)	3,773	(109.2)%

Total operating expense	525,455	492,596	32,859	6.7%

Operating income	$7,718	$11,679	$(3,961)	(33.9)%

Operating ratio	98.6%	97.7%		0.9%
Revenue containers (units)	117,439	107,480	9,959	9.3%
Average unit revenue	$4,119	$4,240	$(121)	(2.9)%

Operating Revenue. Our operating revenue increased $28.9 million, or 5.7%, during the six months ended June 22, 2014 compared to the six months ended June 23, 2013. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$32,692
Other non-transportation services revenue increase	5,937
Bunker and intermodal fuel surcharges increase	846
Revenue container rate decrease	(10,577)

Total operating revenue increase	$28,898

The increase in revenue container volume was primarily due to improved volumes in each of our Puerto Rico and Hawaii markets. The volume increases in our Puerto Rico market were due to the June 2013 addition of a bi-weekly Jacksonville, Florida sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico, as well as volume gains in both our northbound and southbound service between Philadelphia, Pennsylvania and San Juan. These volume increases were partially offset by volume declines resulting from new competition that entered the Houston to San Juan service in May 2013. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. Non-transportation revenue was higher due to agency services, vehicles processing services, and other terminal services provided to other vessel operators, as well as an increase associated with certain transportation services agreements. The increase in bunker and intermodal fuel surcharges during the six months ended June 22, 2014 was due to an increase in container volumes, partially offset by a decline in fuel surcharge per load. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.9% of total revenue in the six months ended June 22, 2014 and approximately 21.9% of total revenue in the six months ended June 23, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decline in our container rates was primarily due to increased competition in our markets, as well as a slight change in cargo mix largely due to an increase in automobile shipments.

Cost of Services. The $29.6 million increase in cost of services is primarily due to higher container volumes, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, increased $1.3 million for the six months ended June 22, 2014 compared to the six months ended June 23, 2013. This increase was a result of the following factors (in thousands):

Labor and other vessel operating expense increase	$5,237
Vessel fuel costs decrease	(1,779)
Vessel lease expense decrease	(1,443)
Vessel space charter expense decrease	(698)

Total vessel expense increase	$1,317

The $5.2 million increase in labor and other vessel operating expense was primarily due to contractual rate increases, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and higher duplicate fuel and vessel labor costs related to dry-docking transits. The $1.8 million decline in fuel costs was comprised of a $4.8 million reduction as a result of lower fuel prices, partially offset by a $3.0 million increase resulting from higher consumption as a result of more operating days in 2014 due to dry-docking transits and incremental fuel burn associated with the relief vessels.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $12.0 million increase in marine expense during the six months ended June 22, 2014 was primarily due to higher container volumes and contractual labor increases, as well as an increase in volume associated with our transportation services agreements.

Inland expense increased to $96.7 million for the six months ended June 22, 2014 compared to $87.0 million during the six months ended June 23, 2013. The $9.7 million rise in inland expense was primarily due to higher container volumes, as well as contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Six Months Ended
	June 22, 2014	June 23, 2013	% Change
	(in thousands)
Land expense:
Maintenance	$27,622	$26,373	4.7%
Terminal overhead	28,117	26,962	4.3%
Yard and gate	17,568	14,600	20.3%
Warehouse	4,992	3,698	35.0%

Total land expense	$78,299	$71,633	9.3%

Non-vessel related maintenance expense increased primarily as a result of a higher level of repair activities during the first six months of 2014. Terminal overhead expenses increased during the first six months of 2014 primarily due to expense related to certain union employees that elected early retirement and lower facility rent sublease income, partially offset by lower utilities expenses. The increase in yard and gate expenses was primarily due to higher equipment storage and fees associated with the monitoring of refrigerated containers, both of which were the result of an increase in container volumes and terminal services activity, as well as contractual rate increases. The increase in warehouse expenses is primarily associated with the increase in automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $17.0 million during the six months ended June 22, 2014 compared to $19.2 million during the six months ended June 23, 2013. The increase in depreciation-owned vessels is due to the acquisition of three vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Six Months Ended
	June 22, 2014	June 23, 2013	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$6,890	$6,711	2.7%
Depreciation and amortization—other	5,801	5,683	2.1%
Amortization of intangible assets	4,350	6,756	(35.6)%

Total depreciation and amortization	$17,041	$19,150	(11.0)%

Amortization of vessel dry-docking	$9,547	$6,210	53.7%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $9.5 million during the six months ended June 22, 2014 compared to $6.2 million for the six months ended June 23, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $40.4 million for the six months ended June 22, 2014 compared to $37.8 million for the six months ended June 23, 2013, an increase of $2.6 million or 6.7%. This increase is primarily due to a $2.4 million rise in legal fees and $1.1 million related to incentive-based compensation, partially offset by $1.7 million of lower stock-based compensation expense.

Restructuring Charge. During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first six months of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $1.2 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Miscellaneous Expense (Income), Net. Miscellaneous expense (income), net increased $3.8 million during the six months ended June 22, 2014 compared to the six months ended June 23, 2013, primarily as a result of lower gains on the sale of assets and higher bad debt expense.

Interest Expense, Net. Interest expense, net increased to $35.3 million for the six months ended June 22, 2014 compared to $32.6 million for the six months ended June 23, 2013, an increase of $2.7 million or 8.3%. This increase was primarily due to interest expense related to the additional Second Lien Notes issued on April 15, 2013, October 15, 2013, and April 15, 2014 to satisfy the payment-in-kind interest obligation and the debt issued during the first six months of 2013 to acquire our three Alaska vessels that were previously chartered.

Income Tax Expense. The effective tax rate for the six months ended June 22, 2014 and June 23, 2013 was (1.5)% and (0.6)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during the first six months of 2014, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For the six months ended June 22, 2014, we have recorded a tax benefit in continuing operations equal to the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate.

The income tax expense recorded during the six months ended June 22, 2014 primarily relates to the Commonwealth of Puerto Rico, partially offset by the tax benefit associated with intraperiod allocations.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Cash totaled $5.2 million at June 22, 2014. Borrowing outstanding under the ABL facility totaled $28.0 million and total borrowing availability was $49.0 million as of June 22, 2014, resulting in total liquidity of $54.2 million.

Operating Activities

Net cash used in operating activities was $18.3 million for the six months ended June 22, 2014 compared to $1.1 million of net cash provided by operating activities for the six months ended June 22, 2013. The increase in cash used in operating activities is primarily due to the following (in thousands):

Decrease in earnings adjusted for non-cash charges	$(10,828)
Increase in accounts receivable	(16,721)
Decrease in accounts payable	(3,947)
Increase in materials and supplies	(3,479)
Increase in dry-docking payments	(966)
Increase in other accrued liabilities	12,708
Decrease in legal settlement payments	2,372
Other changes in working capital, net	1,405

Total increase in cash used in operating activities	$(19,456)

Investing Activities

Net cash used in investing activities was $4.7 million for the six months ended June 22, 2014 compared to $91.1 million for the six months ended June 23, 2013. The $86.4 million decrease in net cash consumed is primarily due to the 2013 acquisition of three Alaska vessels that were previously chartered, partially offset by a reduction in proceeds received from the sale of assets.

Financing Activities

Net cash provided by financing activities during the six months ended June 22, 2014 was $23.1 million compared to $77.3 million for the six months ended June 23, 2013. The net cash provided by financing activities during the six months ended June 22, 2014 included a net $28.0 million borrowed under the ABL Facility. The net cash provided by financing activities during the six months ended June 23, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three Alaska vessels that were previously chartered, as well as a net $10.0 million repayment under the ABL Facility. In addition, during the six months ended June 23, 2013, we paid $5.6 million in financing costs related to fees associated with the new debt issued.

Outlook

We expect 2014 revenue container loads to be above 2013 levels. This projected volume growth takes into consideration the estimated impacts of new competition that entered the Puerto Rico Gulf service in May 2013, as well as a second vessel being added by a competitor in the Hawaii service during the fourth quarter of 2014, partially offset by the full-year impact of adding a bi-weekly Jacksonville sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico.

Overall, container rates are expected to be below 2013 levels due to competitive market conditions and a slight shift in cargo mix, particularly an increase in automobile volume. The vessel capacity added in Puerto Rico in 2013 will continue to impact rates, and the new vessel capacity expected to be added in Hawaii in 2014 could also impact rates as well.

We will experience increases in expenses associated with our revenue container volumes, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others. Although the number of vessels being dry-docked in 2014 is less than 2013, the costs associated with repositioning vessels and expenses related to spare vessels will slightly exceed 2013 levels. However, the majority of costs associated with repositioning vessels was incurred in the first half of 2014 whereas the costs were more evenly distributed throughout 2013.

We expect 2014 financial results to approximate 2013 results, with 2014 adjusted EBITDA projected between $90.0 million and $95.0 million, compared with $95.2 million in fiscal 2013.

Based on our current level of operations, we believe cash flow from operations and borrowings available under the ABL Facility will be adequate to support our business plans. We expect total liquidity during the remainder of 2014 to range from a low of approximately $58.0 million during the third quarter, then build over the balance of the year and end 2014 at approximately $78.0 million.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $23.0 million and $20.0 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, rolling stock, and terminal infrastructure and equipment.

We also expect to spend approximately $6.3 million during the next twelve months for legal settlements and legal expenses associated with the antitrust investigation and the qui tam actions.

In addition to the dry-docking and capital expenditures, antitrust and other legal settlements and qui tam-related legal fees, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months.

Long-Term Debt

On October 5, 2011, we issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility. On January 31, 2013, Horizon Lines entered into the $20.0 Million Agreement and Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), our newly formed special purpose subsidiary, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”), and the $75.0 Million Agreement are defined and described below.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto and are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement. The Alaska SPEs do not guarantee any of the Horizon Lines Debt Agreements.

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

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million and $10.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2014 by issuing additional Second Lien Notes. As such, as of June 22, 2014, Horizon Lines has recorded $4.0 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and warrants to purchase 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 201,3October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million and $3.7 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due October 15, 2014 by issuing additional SFL Notes. As such, as of June 22, 2014, Horizon Lines has recorded $1.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of June 22, 2014, borrowings outstanding under the ABL facility totaled $28.0 million and total borrowing availability was $49.0 million. Horizon Lines had $11.4 million of letters of credit outstanding as of June 22, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of June 22, 2014.

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

The loan under the $75.0 Million Agreement accrues interest at 10.25% per annum, payable quarterly commencing March 31, 2013. Amortization of loan principal is payable in equal quarterly installments, which commenced on March 31, 2014, and each amortization installment will equal 2.5% of the total initial loan amount (which may increase to 3.75% upon specified events). The full remaining outstanding amount of the loan under the $75.0 Million Agreement is payable on September 30, 2016. The proceeds of the loan under the $75.0 Million Agreement were utilized by Horizon Alaska to acquire the Vessels. In connection with the borrowing under the $75.0 Million Agreement, the Alaska SPEs paid financing costs of $2.5 million during 2013, which included loan commitment fees of $1.5 million. The financing costs have been recorded as a reduction to the carrying amount of the $75.0 Million Agreement and will be amortized through non-cash interest expense through maturity of the $75.0 Million Agreement. In addition to the commitment fees of $1.5 million paid in cash at closing, the Alaska SPEs will also pay, at maturity of the $75.0 Million Agreement, an additional $0.8 million of closing fees by increasing the original $75.0 million principal amount. We are recording non-cash interest accretion through maturity of the $75.0 Million Agreement related to the additional closing fees.

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of June 22, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to our stock or assets (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of June 22, 2014, $2.0 million face value of the Series A Notes remains outstanding.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of June 22, 2014, there were 1.1 billion warrants outstanding for the purchase of up to 52.1 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert our warrants, in whole or in part, into shares of our common stock without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing us to force redemption, and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on June 22, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of June 22, 2014, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results be lower from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of June 22, 2014, we had $28.0 million outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. We are currently evaluating the effect that this pronouncement will have on our financial statements and related disclosures.

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

Factors that may cause actual results to differ from expected results include:

•	unfavorable economic conditions in the markets we serve, despite general economic improvement elsewhere,

•	our substantial leverage may restrict cash flow and thereby limit our ability to invest in our business,

•	the vessels in our fleet continue to age, and we may not have the resources to replace our vessels,

•	our ability to obtain financing on acceptable terms to pay for the potential vessel repowering project,

•	our ability to manage the potential vessel repowering project effectively to deliver the results we hope to achieve,

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to refinance our existing indebtedness,

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions, including those by workers who perform services for us but are not our employees,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	the start-up of any additional Jones-Act competitors,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	unexpected substantial dry-docking or repair costs for our vessels.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 22, 2014, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1. Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, Horizon Lines entered into a settlement agreement which provides that we will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. We are also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, we recorded a charge of $1.0 million related to this legal settlement.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

3.1	Second Amended and Restated Bylaws of Horizon Lines, Inc., as amended through May 1, 2014 (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed May 5, 2014).

10.1	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 1, 2014)

10.2*	Settlement Agreement, dated July 28, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2014

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of Horizon Lines, Inc., as amended through May 1, 2014 (filed as Exhibit 3.1 to the Company’s report on Form 8-K filed May 5, 2014).

10.1	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 1, 2014)

10.2*	Settlement Agreement, dated July 28, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.