Form 10-Q
period 2014-09-21
Horizon Lines, Inc.
filed 2014-10-24
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 21, 2014

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

At October 23, 2014, 39,815,900 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 21,	December 22,
	2014	2013
Assets
Current assets
Cash	$4,665	$5,236
Accounts receivable, net of allowance of $4,517 and $3,984 at September 21, 2014 and December 22, 2013, respectively	122,176	100,460
Materials and supplies	24,319	23,369
Deferred tax asset	1,140	1,140
Other current assets	12,283	8,915

Total current assets	164,583	139,120
Property and equipment, net	218,167	226,838
Goodwill	198,793	198,793
Intangible assets, net	27,201	35,154
Other long-term assets	19,570	24,702

Total assets	$628,314	$624,607

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$48,634	$49,897
Current portion of long-term debt, including capital leases	14,188	11,473
Other accrued liabilities	87,050	77,406

Total current liabilities	149,872	138,776
Long-term debt, including capital leases	518,903	504,845
Deferred tax liability	1,579	1,391
Other long-term liabilities	20,174	23,387

Total liabilities	690,528	668,399

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,816 and 38,885 shares issued and outstanding as of September 21, 2014 and December 22, 2013, respectively	1,008	999
Additional paid in capital	383,770	384,076
Accumulated deficit	(448,225)	(429,894)
Accumulated other comprehensive income	1,233	1,027

Total stockholders’ deficiency	(62,214)	(43,792)

Total liabilities and stockholders’ deficiency	$628,314	$624,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 21,	September 22,	September 21,	September 22,
	2014	2013	2014	2013
Operating revenue	$286,214	$273,663	$819,387	$777,938
Operating expense:
Cost of services (excluding depreciation expense)	228,627	220,059	685,792	647,659
Depreciation and amortization	7,190	9,216	24,231	28,366
Amortization of vessel dry-docking	4,418	4,221	13,965	10,430
Selling, general and administrative	19,019	18,853	59,402	56,691
Legal settlements	—	—	995	—
Restructuring charge	299	1,042	304	6,294
Impairment charge	—	2,619	—	2,637
Miscellaneous income, net	(396)	(265)	(77)	(3,738)

Total operating expense	259,157	255,745	784,612	748,339

Operating income	27,057	17,918	34,775	29,599
Other expense:
Interest expense, net	17,627	17,015	52,915	49,649
Gain on conversion of debt	—	—	—	(5)
Loss (gain) on change in value of debt conversion features	1	23	(116)	(136)
Other expense, net	1	6	10	16

Income (loss) from continuing operations before income taxes	9,428	874	(18,034)	(19,925)

Income tax (benefit) expense	(91)	(729)	326	(603)

Net income (loss) from continuing operations	9,519	1,603	(18,360)	(19,322)
Net (loss) income from discontinued operations	(2)	2,477	29	1,548

Net income (loss)	$9,517	$4,080	$(18,331)	$(17,774)

Basic net income (loss) per share:
Continuing operations	$0.23	$0.04	$(0.45)	$(0.54)
Discontinued operations	—	0.07	—	0.04

Basic net income (loss) per share	$0.23	$0.11	$(0.45)	$(0.50)

Diluted net income (loss) per share:
Continuing operations	$0.10	$0.02	$(0.45)	$(0.54)
Discontinued operations	—	0.03	—	0.04

Diluted net income (loss) per share	$0.10	$0.05	$(0.45)	$(0.50)

Number of weighted average shares used in calculations:
Basic	41,501	36,215	40,740	35,521
Diluted	92,200	88,803	40,740	35,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Quarters Ended		Nine Months Ended
	September 21,	September 22,	September 21,	September 22,
	2014	2013	2014	2013
Net income (loss)	$9,517	$4,080	$(18,331)	$(17,774)
Other comprehensive income (loss):
Amortization of pension and post-retirement benefit transition obligation, net of tax	51	(29)	206	289

Other comprehensive income (loss)	51	(29)	206	289

Comprehensive income (loss)	$9,568	$4,051	$(18,125)	$(17,485)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 21,	September 22,
	2014	2013
Cash flows from operating activities:
Net loss from continuing operations	$(18,360)	$(19,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,817	18,472
Amortization of other intangible assets	5,414	9,894
Amortization of vessel dry-docking	13,965	10,430
Amortization of deferred financing costs	2,539	2,419
Gain on conversion of debt	—	(5)
Restructuring charge	304	6,294
Impairment charge	—	2,637
Gain on change in value of debt conversion features	(116)	(136)
Deferred income taxes	54	(418)
Gain on equipment disposals	(737)	(4,369)
Stock based compensation	321	2,336
Payment-in-kind interest expense	21,505	18,815
Interest accretion	1,585	1,865
Changes in operating assets and liabilities:
Accounts receivable	(21,719)	(10,770)
Materials and supplies	(951)	4,321
Other current assets	(3,452)	1,726
Accounts payable	(1,260)	(3,925)
Accrued liabilities	12,434	6,017
Vessel rent	—	(777)
Vessel dry-docking payments	(11,098)	(12,284)
Legal settlement payments	(4,613)	(6,500)
Other assets/liabilities	107	(139)

Net cash provided by operating activities from continuing operations	14,739	26,581
Net cash (used in) provided by operating activities from discontinued operations	(81)	2,431

Cash flows from investing activities:
Purchases of property and equipment	(9,583)	(106,417)
Proceeds from the sale of property and equipment	2,186	7,929

Net cash used in investing activities	(7,397)	(98,488)

Cash flows from financing activities:
Issuance of debt	—	95,000
Payments on ABL facility	(73,150)	(58,000)
Borrowings under ABL facility	73,150	15,500
Payments of financing costs	(11)	(5,637)
Payments of long-term debt	(4,875)	(1,125)
Payments on capital lease obligations	(2,946)	(1,748)

Net cash (used in) provided by financing activities	(7,832)	43,990

Net decrease in cash from continuing operations	(490)	(27,917)
Net (decrease) increase in cash from discontinued operations	(81)	2,431

Net decrease in cash	(571)	(25,486)
Cash at beginning of period	5,236	27,839

Cash at end of period	$4,665	$2,353

Supplemental disclosure of non-cash financing activities:
Conversion of debt to equity	$—	$20
Notes issued as payment-in-kind	$12,848	$11,933

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

Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, Hawaii, and Puerto Rico. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico. The Company provides certain inland transportation services via its Road Raiders Transportation subsidiary, but ceased providing third party logistics services via its Road Raiders Logistics subsidiary in August 2014.

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

The financial statements as of September 21, 2014 and the financial statements for the quarters and nine months ended September 21, 2014 and September 22, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	September 21,	December 22,
	2014	2013
First lien notes	$220,751	$222,381
Second lien notes	209,138	187,129
$75.0 million term loan agreement	70,197	73,282
$20.0 million term loan agreement	19,672	19,572
Capital lease obligations	11,808	12,415
6.0% convertible notes	1,525	1,539
ABL facility	—	—

Total long-term debt	533,091	516,318
Less current portion	(14,188)	(11,473)

Long-term debt, net of current portion	$518,903	$504,845

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

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, and are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement. The Alaska SPEs do not guarantee any of the Horizon Lines Debt Agreements.

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, and April 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million and $10.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2014 by issuing additional Second Lien Notes. As such, as of September 21, 2014, Horizon Lines has recorded $9.4 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million and $3.7 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the SFL Notes due October 15, 2014 by issuing additional SFL Notes. As such, as of September 21, 2014, Horizon Lines has recorded $3.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 21, 2014, no amounts were outstanding under the ABL facility and total borrowing availability was $76.2 million. Horizon Lines had $11.4 million of letters of credit outstanding as of September 21, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of September 21, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of September 21, 2014, $2.0 million of the Series A Notes remained outstanding. The Notes were initially recorded at fair value and the original issue discount is being amortized through interest expense through maturity of the Convertible Notes. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the ease may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of September 21, 2014 there were 1.1 billion warrants outstanding for the purchase of up to 52.1 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption, and there is no conditional obligation of the Company to redeem or convert the warrants. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the Company has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on September 21, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of September 21, 2014 and December 22, 2013 totaled $498.1 million and $488.9 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 21, 2014	September 22, 2013	September 21, 2014	September 22, 2013

Restricted stock units	$408	$705	$321	$2,229
Restricted stock	—	25	—	107

Total	$408	$730	$321	$2,336

Restricted Stock Units

On August 15, 2014, the Company approved agreements to amend certain outstanding Restricted Stock Unit Agreements granted under the 2012 plan, including those Restricted Stock Unit Agreements with the Company’s (i) Non-Employee Directors and (ii) Principal Executive Officer, Principal Financial Officer and its other Executive Officers (collectively, the “Amended RSU Agreements”).

The Restricted Stock Unit Agreements were amended to provide that vested restricted stock units will be settled solely with cash. No compensation expense was recognized for this modification as the fair value of the RSUs was lower on the modification date than the grant date fair value. These awards are now accounted for as liability awards and the liability will be adjusted to fair value each reporting period.

There were no grants of RSUs during the first nine months of 2014. The following table details grants of RSUs during 2012 and 2013:

		Total RSUs	Vesting	RSUs Vested as of	RSUs that could vest on
Grant Date	Recipient	Outstanding	Criteria	September 21, 2014	March 31, 2015
July 25, 2012	CEO (a)	150,000	Time-Based	90,000	60,000
July 5, 2012	Former CEO	750,000	Time-Based	750,000	—
July 25, 2012	Board of Directors	750,000	Time-Based	450,000	300,000
July 25, 2012	Management	1,109,584	Time-Based	665,750	428,334
July 25, 2012	Management	1,109,583	Performance-Based	—	1,070,833
December 26, 2012	Management	120,834	Time-Based	72,500	48,334
December 26, 2012	Management	120,833	Performance-Based	—	120,833
June 1, 2013	Management	87,500	Time-Based	52,500	35,000
June 1, 2013	Management	87,500	Performance-Based	—	87,500

				2,080,750	2,150,834

(a) The RSUs granted to our CEO were previously granted in his capacity serving on the Board of Directors.

The grant date fair value of the RSUs granted during 2012 and 2013 was determined using the closing price of the Company’s common stock on the grant date. The time-based RSUs will vest solely if the employee remains in continuous employment with the Company. A portion of the performance-based RSUs would have vested on March 31, 2013 and March 31, 2014, however, the Company did not meet the performance goals established for 2012 or 2013. Accordingly, the Company did not record any expense during 2012 or 2013 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. The performance-based RSUs will vest on March 31, 2015 if certain performance goals for 2014 are met and the employee remains in continuous employment with the Company. The Company is recording expense for the performance based RSUs in 2014 because the Company expects the performance criteria to be met in 2014.

A summary of the status of the Company’s RSU awards as of September 21, 2014 is presented below:

		Weighted-
		Average
		Fair Value
	Number of	at Grant
Restricted Stock Units	Shares	Date
Nonvested at December 22, 2013	5,883,917	$1.85
Granted	—	—
Vested	(1,428,833)	$1.83
Forfeited	(2,304,250)	$1.95

Nonvested at September 21, 2014	2,150,834	$1.95

As of September 21, 2014, there was $0.8 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of September 21, 2014 is presented below:

Weighted-
Average
Fair Value
	Number of	at Grant
Restricted Shares	Shares	Date
Nonvested at December 22, 2013	3,343	$89.75
Granted	—	—
Vested	(3,343)	$89.75
Forfeited	—

Nonvested at September 21, 2014	—

As of September 21, 2014, there was no unrecognized compensation costs related to restricted stock awards.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of both September 21, 2014 and December 22, 2013, there were outstanding and exercisable options to purchase 26,829 shares of the Company’s common stock at a weighted average exercise price of $402.25 per share. The weighted average remaining contractual term of the outstanding and exercisable options is 1.7 years. As of September 21, 2014, there was no unrecognized compensation costs related to stock options.

6. Net Income (Loss) per Common Share

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

Net income (loss) per share is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 21,	September 22,	September 21,	September 22,
	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$9,519	$1,603	$(18,360)	$(19,322)
Net (loss) income from discontinued operations	(2)	2,477	29	1,548

Net income (loss)	$9,517	$4,080	$(18,331)	$(17,774)

Denominator:
Denominator for basic net income (loss) per common share:
Weighted average shares outstanding	41,501	36,215	40,740	35,521

Effect of dilutive securities:
Stock-based compensation	—	—	—	—
Warrants to purchase common stock	50,699	52,588	—	—

Denominator for diluted net income (loss) per common share	92,200	88,803	40,740	35,521

Basic net income (loss) per common share:
From continuing operations	$0.23	$0.04	$(0.45)	$(0.54)
From discontinued operations	—	0.07	—	0.04

Basic net income (loss) per common share	$0.23	$0.11	$(0.45)	$(0.50)

Diluted net income (loss) income per common share:
From continuing operations	$0.10	$0.02	$(0.45)	$(0.54)
From discontinued operations	—	0.03	—	0.04

Diluted net income (loss) income per common share	$0.10	$0.05	$(0.45)	$(0.50)

Warrants outstanding to purchase 50.7 and 52.6 million common shares have been excluded from the denominator for calculating diluted net loss per share during the nine months ended September 21, and September 22, 2013, respectively, as the impact would be anti-dilutive.

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

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 21, 2014		December 22, 2013
	Historical	Net Book	Historical	Net Book
	Cost	Value	Cost	Value
Vessels and vessel improvements	$230,736	$122,471	$227,705	$129,384
Containers	38,686	23,489	39,894	24,710
Chassis	21,337	12,293	20,435	11,847
Cranes	28,295	11,779	27,409	12,088
Machinery and equipment	36,034	12,624	34,367	11,784
Facilities and land improvements	31,160	21,093	30,065	21,171
Software	25,150	1,396	24,177	1,041
Construction in progress	13,022	13,022	14,813	14,813

Total	$424,420	$218,167	$418,865	$226,838

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 21,	December 22,
	2014	2013
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	15,691

Total intangibles with definite lives	220,921	220,921
Accumulated amortization	(193,720)	(185,767)

Net intangibles with definite lives	27,201	35,154
Goodwill	198,793	198,793

Intangible assets, net	$225,994	$233,947

9. Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 21,	December 22,
	2014	2013
Vessel operations	$11,136	$12,286
Payroll and employee benefits	17,028	16,101
Marine operations	10,457	5,382
Terminal operations	9,416	8,477
Fuel	6,996	5,193
Interest	12,752	6,817
Legal settlements	5,754	4,382
Restructuring	328	587
Other liabilities	13,183	18,181

Total other current accrued liabilities	$87,050	$77,406

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after September 21, 2015. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 21, 2016, which is included in other long-term liabilities.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On September 21, 2014 and December 22, 2013, these letters of credit totaled $11.4 million and $12.9 million, respectively.

11. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the pronouncement recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

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

Executive Overview

	Quarters Ended		Nine Months Ended
	September 21, 2014	September 22, 2013	September 21, 2014	September 22, 2013
	($ in thousands)

Operating revenue	$286,214	$273,663	$819,387	$777,938
Operating expense	259,157	255,745	784,612	748,339

Operating income	$$27,057	$17,918	$34,775	$29,599

Operating ratio	90.5%	93.5%	95.8%	96.2%
Revenue containers (units)	64,304	59,059	181,445	166,549
Average unit revenue	$4,019	$4,236	$4,106	$4,284

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended		Nine Months Ended
	September 21, 2014	September 22, 2013	September 21, 2014	September 22, 2013

Net income (loss)	$9,517	$4,080	$(18,331)	$(17,774)
Net (loss) income from discontinued operations	(2)	2,477	29	1,548

Net income (loss) from continuing operations	9,519	1,603	(18,360)	(19,322)

Interest expense, net	17,627	17,015	52,915	49,649
Income tax (benefit) expense	(91)	(729)	326	(603)
Depreciation and amortization	11,608	13,437	38,196	38,796

EBITDA	38,663	31,326	73,077	68,520

Union/other severance charges	358	9	1,610	327
Antitrust and false claims legal expenses	36	18	1,594	266

Legal settlements	—	—	995	—
Loss (gain) on change in value of debt conversion features	1	23	(116)	(136)
Impairment of assets	—	2,619	—	2,637
Restructuring charge	299	1,042	304	6,294
Gain on conversion of debt	—	—	—	(5)

Adjusted EBITDA	$39,357	$35,037	$77,464	$77,903

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

The tables below present a reconciliation of net income (loss) to adjusted net income (loss) and net loss per share to adjusted net income (loss) per share (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 21, 2014	September 22, 2013	September 21, 2014	September 22, 2013

Net income (loss)	$9,517	$4,080	$(18,331)	$(17,774)
Net (loss) income from discontinued operations	(2)	2,477	29	1,548

Net income (loss) from continuing operations	9,519	1,603	(18,360)	(19,322)

Adjustments:
Union/other severance charges	358	9	1,610	327
Antitrust and false claims legal expenses	36	18	1,594	266

Accretion of legal settlements	211	240	710	744
Legal settlements	—	—	995	—
Impairment of assets	—	2,619	—	2,637
Restructuring charge	299	1,042	304	6,294

Accretion of estimated multi-employer pension plan withdrawal liability	—	222	—	379
Loss (gain) on change in value of debt conversion features	1	23	(116)	(136)
Gain on conversion of debt	—	—	—	(5)
Tax impact of adjustments	102	(600)	38	(599)

Total adjustments	1,007	3,573	5,135	9,907

Adjusted net income (loss)	$10,526	$5,176	$(13,225)	$(9,415)

	Quarters Ended		Nine Months Ended
	September 21, 2014	September 22, 2013	September 21, 2014	September 22, 2013
Net income (loss) per share	$0.10	$0.05	$(0.45)	$(0.50)
Net income (loss) per share from discontinued operations	—	0.03	—	0.04

Net income (loss) per share from continuing operations	0.10	0.02	(0.45)	(0.54)

Adjustments:
Union/other severance charges	0.01	—	0.04	0.01
Antitrust and false claims legal expenses	—	—	0.04	—

Accretion of legal settlements	—	—	0.02	0.02
Legal settlements	—	—	0.02	—
Impairment of assets	—	0.03	—	0.07
Restructuring charge	—	0.01	0.01	0.18

Accretion of estimated multi-employer pension plan withdrawal liability	—	—	—	0.01
Loss (gain) on change in value of debt conversion features	—	—	—	—
Gain on conversion of debt	—	—	—	—
Tax impact of adjustments	—	—	—	(0.02)

Total adjustments	0.01	0.04	0.13	0.27

Adjusted net income (loss) per share	$0.11	$0.06	$(0.32)	$(0.27)

Recent Developments

In October 2014, the Company changed its service offering between Jacksonville, Florida and San Juan, Puerto Rico due to continued weak economic conditions in Puerto Rico. The Company is no longer providing a bi-weekly Tuesday service from Jacksonville, Florida to San Juan, Puerto Rico effective with the last sailing on October 14, 2014. The Company will continue to offer an every other week sailing from Houston, Texas to San Juan, Puerto Rico.

As previously reported, on June 27, 2014, the Board of Directors appointed board member Steven L. Rubin to serve as Interim President and Chief Executive Officer of the Company. Effective September 1, 2014, the Board appointed Mr. Rubin to serve as President and Chief Executive Officer on a non-interim basis.

Effective January 1, 2015, the allowable sulfur content inside designated emission control areas will decrease to 0.1%. These regulations will apply to the three diesel vessels serving the Company’s Alaska tradelane. The Company deploys steamship vessels in its other tradelanes, which are exempt from these requirements until 2020. Alternatives to comply with these regulations in our Alaska tradelane are to utilize 0.1% sulfur fuel, to install exhaust gas cleaning systems, or to repower the diesel engines to dual-fuel engines that can operate on diesel fuel or liquefied natural gas. The Company is finalizing specifications for exhaust gas cleaning systems on its vessels serving the Alaska trade lane. The expected installation of the exhaust gas cleaning systems on the Alaska ships may be completed as early as the end of 2016. The Company also intends to reevaluate the repowering initiative for the Company’s steam turbine cargo vessels that was previously announced in June 2013 during 2015.

The lease on the Company’s current headquarters expires on December 31, 2014, and the Company entered into a sublease, effective September 11, 2014, in order to relocate its corporate headquarters to a different location in Charlotte, North Carolina. The relocation is expected to take place in November 2014.

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

We own 13 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 23,154 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico, as well as contracting for terminal services in the six ports in the continental U.S.

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

There have been no material changes to our critical accounting policies during the quarter ended September 21, 2014. The critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 22, 2013 as filed with the Securities and Exchange Commission (“SEC”).

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

Cost of Services Overview

Our cost of services consist primarily of vessel operating costs, marine operating costs, inland transportation costs, land costs and rolling stock rent. Our vessel operating costs consist primarily of vessel fuel costs, crew payroll costs and benefits, vessel maintenance costs, space charter costs, and vessel insurance costs. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Quarter Ended September 21, 2014 Compared with the Quarter Ended September 22, 2013

	Quarters Ended
	September 21, 2014	September 22, 2013	Change	% Change
	($ in thousands)
Operating revenue	$286,214	$273,663	$12,551	4.6%
Operating expense:
Vessel	69,702	72,205	(2,503)	(3.5)%
Marine	57,704	53,435	4,269	8.0%
Inland	50,000	48,425	1,575	3.3%
Land	41,115	36,054	5,061	14.0%
Rolling stock rent	10,106	9,940	166	1.7%

Cost of services	228,627	220,059	8,568	3.9%
Depreciation and amortization	7,190	9,216	(2,026)	(22.0)%
Amortization of vessel dry-docking	4,418	4,221	197	4.7%
Selling, general and administrative	19,019	18,853	166	0.9%
Impairment of assets	—	2,619	(2,619)	(100.0)%
Restructuring charge	299	1,042	(743)	(71.3)%
Miscellaneous income, net	(396)	(265)	(131)	49.4%

Total operating expense	259,157	255,745	3,412	1.3%

Operating income	$27,057	$17,918	$9,139	51.0%

Operating ratio	90.5%	93.5%		(3.1)%
Revenue containers (units)	64,304	59,059	5,328	9.0%
Average unit revenue	$4,019	$4,236	$(217)	(5.1)%

Operating Revenue. Our operating revenue increased $12.6 million, or 4.6%, during the quarter ended September 21, 2014 compared to the quarter ended September 22, 2013. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$17,070
Other non-transportation services revenue increase	4,507
Bunker and intermodal fuel surcharges increase	3,795
Revenue container rate decrease	(12,821)

Total operating revenue increase	$12,551

Revenue container volumes increased in both our Hawaii and Puerto Rico markets. The volume increases in our Puerto Rico market were in both our northbound and southbound services between Philadelphia, Pennsylvania and San Juan and Jacksonville, Florida and San Juan. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. Non-transportation revenue was higher due to ancillary services related to automobile processing as well as an increase associated with certain transportation services agreements. The increase in bunker and intermodal fuel surcharges during the quarter ended September 21, 2014 was due to an increase in container volumes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 21.0% of total revenue in the quarter ended September 21, 2014 and approximately 20.6% of total revenue in the quarter ended September 22, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decline in our container rates was due to a slight change in cargo mix largely due to an increase in automobile shipments, as well as increased competition in our markets.

Cost of Services. The $8.6 million increase in cost of services is primarily due to higher container volumes, expenses associated with ancillary services related to automobile processing and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $2.5 million for the quarter ended September 21, 2014 compared to the quarter ended September 22, 2013. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(292)
Vessel space charter expense decrease	(760)
Labor and other vessel operating expense decrease	(1,451)

Total vessel expense decrease	$(2,503)

The $0.3 million decline in fuel costs was primarily due to lower fuel prices, offset slightly by higher consumption. Consumption was higher due to weather and other delays in several of our markets despite lower fuel consumption due to less transit days associated with dry-dockings. The $1.5 million decrease in labor and other vessel operating expense was primarily due to lower duplicate vessel costs related to the timing of dry-dockings and lower protection and indemnity claims, offset slightly by contractual labor rate increases.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $4.3 million increase in marine expense during the quarter ended September 21, 2014 was primarily due to higher container volumes, an increase in certain transportation services agreements, and contractual labor increases, slightly offset by lower claims-related expenses.

Inland expense increased to $50.0 million for the quarter ended September 21, 2014 compared to $48.4 million during the quarter ended September 22, 2013. The $1.6 million rise in inland expense was primarily due to higher container volumes, as well as contractual rate increases, slightly offset by lower claims-related expenses.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	September 21, 2014	September 22, 2013	% Change
	(in thousands)
Land expense:
Maintenance	$14,062	$13,401	4.9%
Terminal overhead	14,102	11,920	18.3%
Yard and gate	8,444	8,516	(0.8)%
Warehouse	4,507	2,217	103.3%

Total land expense	$41,115	$36,054	14.0%

Terminal overhead expenses increased during the third quarter of 2014 primarily due to a reduction in facility rent income, higher utilities expense related to terminal service activity, and higher expenses associated with the processing of vehicles. The increase in warehouse expenses is primarily associated with the increase in automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $7.2 million during the quarter ended September 21, 2014 compared to $9.2 million during the quarter ended September 22, 2013. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Quarters Ended
	September 21, 2014	September 22, 2013	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$3,091	$3,353	7.8%
Depreciation and amortization—other	3,036	2,726	11.4%
Amortization of intangible assets	1,063	3,137	(66.1)%

Total depreciation and amortization	$7,190	$9,216	(22.0)%

Amortization of vessel dry-docking	$4,418	$4,221	4.7%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $4.4 million during the quarter ended September 21, 2014 compared to $4.2 million for the quarter ended September 22, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $19.0 million for the quarter ended September 21, 2014 compared to $18.9 million for the quarter ended September 22, 2013, an increase of $0.1 million or 0.9%. This increase is primarily due to a $0.3 million charge related to an agreement with the Company’s previous CEO upon his resignation, $0.2 million related to incentive-based compensation, partially offset by $0.3 million of lower stock-based compensation expense and lower gross receipts tax.

Restructuring Charge. The $0.3 million in restructuring charge during the quarter ended September 21, 2014 was comprised of severance and write down charges of leasehold improvements resulting from the closure of our Road Raiders third party logistics business.

During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first quarter of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multi-employer pension plan. During the third quarter of 2013, the Company received additional information related to the liability associated with the withdrawal from the Port of Elizabeth’s multi-employer plan and recorded an additional $0.8 million charge. The remaining $0.2 million restructuring charge during the quarter ended September 22, 2013 was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Impairment Charge. The quarter ended September 22, 2013 included an impairment charge related to the cranes initially purchased for use in our Anchorage, Alaska terminal. We made payments for three new cranes, none of which were placed into service. During the third quarter of 2013, we entered into a letter of intent to sell two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We completed the sale of the cranes during the fourth quarter of 2013. We intend to place the remaining crane into service in 2015 in our Kodiak, Alaska terminal.

Miscellaneous Income, Net. Miscellaneous income, net increased $0.1 million during the quarter ended September 21, 2014 compared to the quarter ended September 22, 2013, primarily as a result of higher gains on the sale of assets.

Interest Expense, Net. Interest expense, net increased to $17.6 million for the quarter ended September 21, 2014 compared to $17.0 million for the quarter ended September 22, 2013, an increase of $0.6 million or 3.6%. This increase was primarily due to the additional Second Lien Notes we issued on October 15, 2013 and April 15, 2014 to satisfy the payment-in-kind interest obligation.

Income Tax Benefit. The effective tax rate for the quarters ended September 21, 2014 and September 22, 2013 was 1.0% and (83.4)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although, we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods. The tax benefit in the third quarter of 2014 includes tax expense related to the Commonwealth of Puerto Rico.

Because of the expected full year loss from continuing operations and income from other comprehensive income, we are required to record a tax benefit from continuing operations with an offsetting tax expense from other comprehensive income. The third quarter of 2013 included a tax benefit in continuing operations with an offsetting tax expense from other comprehensive income and discontinued operations.

Nine Months Ended September 21, 2014 Compared with the Nine Months Ended September 22, 2013

	Nine Months Ended
	September 21, 2014	September 22, 2013	Change	% Change
		($ in thousands)
Operating revenue	$819,387	$777,938	$41,449	5.3%
Operating expense:
Vessel	220,441	221,627	(1,186)	(0.5)%
Marine	169,653	153,386	16,267	10.6%
Inland	146,721	135,447	11,274	8.3%
Land	119,414	107,688	11,726	10.9%
Rolling stock rent	29,563	29,511	52	0.2%

Cost of services	685,792	647,659	38,133	5.9%
Depreciation and amortization	24,231	28,366	(4,135)	(14.6)%
Amortization of vessel dry-docking	13,965	10,430	3,535	33.9%
Selling, general and administrative	59,402	56,691	2,711	4.8%
Legal settlements	995	—	995	100.0%
Restructuring charge	304	6,294	(5,990)	(95.2)%
Impairment of assets	—	2,637	(2,637)	(100)%
Miscellaneous income, net	(77)	(3,738)	3,661	(97.9)%

Total operating expense	784,612	748,339	36,273	4.8%

Operating income	$34,775	$29,599	$5,176	17.5%

Operating ratio	95.8%	96.2%		(0.5)%
Revenue containers (units)	181,445	166,549	14,981	9.0%
Average unit revenue	$4,106	$4,284	$(178)	(4.2)%

Operating Revenue. Our operating revenue increased $41.4 million, or 5.3%, during the nine months ended September 21, 2014 compared to the nine months ended September 22, 2013. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$48,525
Other non-transportation services revenue increase	10,445
Bunker and intermodal fuel surcharges increase	4,641
Revenue container rate decrease	(22,162)

Total operating revenue increase	$41,449

The increase in revenue container volume was primarily due to improved volumes in our Puerto Rico and Hawaii markets. The volume increases in our Puerto Rico market were due to the June 2013 addition of a bi-weekly Jacksonville, Florida sailing to our southbound service between Houston, Texas and San Juan, Puerto Rico, as well as volume gains in both our northbound and southbound service between Philadelphia, Pennsylvania and San Juan. These volume increases were partially offset by volume declines resulting from new competition that entered the Houston to San Juan service in May 2013. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. Non-transportation revenue was higher due to agency services, vehicles processing services, and other terminal services provided to other vessel operators, as well as an increase associated with certain transportation services agreements. The increase in bunker and intermodal fuel surcharges during the nine months ended September 21, 2014 was due to an increase in container volumes. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.9% of total revenue in the nine months ended September 21, 2014 and approximately 21.4% of total revenue in the nine months ended September 22, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decline in our container rates was primarily due to increased competition in our markets, as well as a slight change in cargo mix largely due to an increase in automobile shipments.

Cost of Services. The $38.1 million increase in cost of services is primarily due to higher container volumes, the addition of a bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, expenses associated with ancillary services related to automobile processing, and contractual rate increases.

Vessel expense, which is not primarily driven by revenue container volume, decreased $1.2 million for the nine months ended September 21, 2014 compared to the nine months ended September 22, 2013. This decrease was a result of the following factors (in thousands):

Labor and other vessel operating expense increase	$3,771
Vessel fuel costs decrease	(2,070)
Vessel lease expense decrease	(1,429)
Vessel space charter expense decrease	(1,458)

Total vessel expense decrease	$(1,186)

The $3.8 million increase in labor and other vessel operating expense was primarily due to contractual rate increases, higher vessel labor costs related to dry-dockings, and severance charges associated with changes in vessel deployments. The $2.0 million decline in fuel costs was comprised of a $5.3 million reduction as a result of lower fuel prices, partially offset by a $3.3 million increase resulting from higher consumption as a result of more operating days in 2014 due to dry-docking transits and incremental fuel burn associated with the relief vessels, the addition of the bi-weekly Jacksonville sailing to our southbound service between Houston and San Juan, and weather related delays. The reduction in vessel lease expense is due to the Company acquiring three Jones Act qualified vessels off of charter in the first quarter of 2013.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $16.3 million increase in marine expense during the nine months ended September 21, 2014 was primarily due to higher container volumes and contractual labor increases, as well as an increase in volume associated with our transportation services agreements, slightly offset by lower claims-related expenses.

Inland expense increased to $146.7 million for the nine months ended September 21, 2014 compared to $135.4 million during the nine months ended September 22, 2013. The $11.3 million rise in inland expense was primarily due to higher container volumes, as well as contractual rate increases, slightly offset by lower claims-related expenses.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Nine Months Ended
	September 21, 2014	September 22, 2013	% Change
	(in thousands)
Land expense:
Maintenance	$41,683	$39,774	4.8%
Terminal overhead	42,222	38,883	8.6%
Yard and gate	26,010	23,116	12.5%
Warehouse	9,499	5,915	60.6%

Total land expense	$119,414	$107,688	10.9%

Non-vessel related maintenance expense increased primarily as a result of a higher level of repair activities due to higher volumes. Terminal overhead expenses increased during the first nine months of 2014 primarily due to expense related to certain union employees that elected early retirement, lower facility rent sublease income, higher utilities expenses, and expenses associated with ancillary services for vehicle processing. The increase in yard and gate expenses was primarily due to higher equipment storage and fees associated with the monitoring of refrigerated containers, both of which were the result of growth in container volumes and terminal services activity, as well as contractual rate increases. The increase in warehouse expenses is primarily associated with the increase in automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $24.2 million during the nine months ended September 21, 2014 compared to $28.4 million during the nine months ended September 22, 2013. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Nine Months Ended
	September 21, 2014	September 22, 2013	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$9,980	$10,063	(0.8)%
Depreciation and amortization—other	8,837	8,408	5.1%
Amortization of intangible assets	5,414	9,895	(45.3)%

Total depreciation and amortization	$24,231	$28,366	(14.6)%

Amortization of vessel dry-docking	$13,965	$10,430	33.9%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $14.0 million during the nine months ended September 21, 2014 compared to $10.4 million for the nine months ended September 22, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $59.4 million for the nine months ended September 21, 2014 compared to $56.7 million for the nine months ended September 22, 2013, an increase of $2.7 million or 4.8%. This increase is primarily due to a $1.9 million rise in legal and professional fees, $1.5 million related to incentive-based compensation, $0.5 million increase in health benefit costs, $0.3 million rise in software licensing fees and credit card fees partially offset by $2.0 million of lower stock-based compensation expense.

Restructuring Charge. The $0.3 million restructuring charge during the nine months ended September 21, 2014 was comprised of severance and write down charges of leasehold improvements resulting from the closure of our Road Raiders third party logistics business.

During April 2013, we moved our northeast terminal operations to Philadelphia, Pennsylvania from Elizabeth, New Jersey. In association with the relocation of the terminal operations, we recorded a restructuring charge of $4.1 million during the first nine months of 2013 resulting from the estimated liability for withdrawal from the Port of Elizabeth’s multiemployer pension plan. The remaining $1.2 million restructuring charge was associated with the return of excess equipment and additional severance charges related to the service adjustment in Puerto Rico.

Impairment Charge. The nine months ended September 22, 2013 included an impairment charge related to cranes initially purchased for use in our Anchorage, Alaska terminal. We made payments for three new cranes, none of which were placed into service. During the third quarter of 2013, we entered into a letter of intent to sell two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We completed the sale of the cranes during the fourth quarter of 2013. We intend to place the remaining crane into service in 2015 in our Kodiak, Alaska terminal.

Miscellaneous Income, Net. Miscellaneous income, net decreased $3.7 million during the nine months ended September 21, 2014 compared to the nine months ended September 22, 2013, primarily as a result of lower gains on the sale of assets and higher bad debt expense. The nine months ended September 22, 2013 included gains in connection with the scrapping of spare vessels.

Interest Expense, Net. Interest expense, net increased to $52.9 million for the nine months ended September 21, 2014 compared to $49.6 million for the nine months ended September 22, 2013, an increase of $3.3 million or 6.7%. This increase was primarily due to interest expense related to the additional Second Lien Notes issued on April 15, 2013, October 15, 2013, and April 15, 2014 to satisfy the payment-in-kind interest obligation and the debt issued during the first nine months of 2013 to acquire our three Alaska vessels that were previously chartered.

Income Tax Expense (Benefit). The estimated annual effective tax rate at September 21, 2014 and September 22, 2013 was (1.7)% and 3.0%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets.

Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods. The nine months ended September 21, 2014 includes tax expense related to the Commonwealth of Puerto Rico, offset slightly by a tax benefit due to intraperiod allocation. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. The nine months ended September 22, 2013 included a tax benefit in continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Cash totaled $4.7 million at September 21, 2014. No amounts were outstanding under the ABL and total borrowing availability was $76.2 million as of September 21, 2014, resulting in total liquidity of $80.9 million.

Operating Activities

Net cash provided by operating activities was $14.7 million for the nine months ended September 21, 2014 compared to $26.6 million of net cash provided by operating activities for the nine months ended September 22, 2013. The decrease in cash provided by operating activities is primarily due to the following (in thousands):

Decrease in earnings adjusted for non-cash charges	$(3,621)
Increase in accounts receivable	(10,949)
Increase in accounts payable	2,665
Increase in materials and supplies	(5,272)
Decrease in dry-docking payments	1,186
Increase in other accrued liabilities	6,417
Decrease in legal settlement payments	1,887
Other changes in working capital, net	(4,155)

Total decrease in cash provided by operating activities	$(11,842)

Investing Activities

Net cash used in investing activities was $7.4 million for the nine months ended September 21, 2014 compared to $98.5 million for the nine months ended September 22, 2013. The $91.1 million decrease in net cash consumed is primarily due to the 2013 acquisition of three Alaska vessels that were previously chartered, partially offset by a reduction in proceeds received from the sale of assets.

Financing Activities

Net cash used in financing activities during the nine months ended September 21, 2014 was $7.8 million compared to net cash provided by financing activities of $44.0 million for the nine months ended September 22, 2013. The net cash provided by financing activities during the nine months ended September 22, 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three Alaska vessels that were previously chartered, as well as a net $42.5 million repayment under the ABL Facility. In addition, during the nine months ended September 22, 2013, we paid $5.6 million in financing costs related to fees associated with the new debt issued.

Outlook

We expect 2014 revenue container loads to be above 2013 levels. This projected volume growth takes into consideration the estimated impact of all deployment changes in the Puerto Rico markets.

Overall, container rates are expected to be below 2013 levels due to competitive market conditions and an increase in automobile volume, which generally have lower container rates.

We are experiencing increases in expenses associated with our revenue container volumes, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others. Although the number of vessels being dry-docked in 2014 is less than 2013, the costs associated with repositioning vessels and expenses related to spare vessels will slightly exceed 2013 levels. However, the majority of costs associated with repositioning vessels were incurred in the first half of 2014 whereas the costs were more evenly distributed throughout 2013.

We expect 2014 financial results to approximate 2013 results, with 2014 adjusted EBITDA projected between $90.0 million and $95.0 million, compared with $95.2 million in fiscal 2013.

Based on our current level of operations, we believe cash flow from operations and borrowings available under the ABL Facility will be adequate to support our business plans. We expect total liquidity during the remainder of 2014 to range from a low of approximately $64.0 million midway through the fourth quarter, then build to end 2014 at approximately $76.0 million.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $27.2 million and $10.7 million on capital expenditures and dry-docking expenditures, respectively. Such capital expenditures will include vessel modifications, purchases of rolling stock, terminal infrastructure and equipment. Vessel modifications include approximately $5.0 million related to the expected installation of exhaust gas cleaning systems on our Alaska ships. Terminal infrastructure includes approximately $2.8 million related to remaining progress payments and the expected installation of a new crane in our Kodiak, Alaska terminal in 2015.

We also expect to spend approximately $5.8 million during the next twelve months for antitrust and Qui Tam settlements and legal expenses associated with the antitrust investigation.

In addition to the dry-docking costs, capital expenditures, antitrust and other legal settlements, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months.

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

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

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million and $10.1 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due October 15, 2014 by issuing additional Second Lien Notes. As such, as of September 21, 2014, Horizon Lines has recorded $9.4 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, we entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of our common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013 and April 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million and $3.7 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the SFL Notes due October 15, 2014 by issuing additional SFL Notes. As such, as of September 21, 2014, Horizon Lines has recorded $3.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. As of September 21, 2014, no amounts were outstanding under the ABL facility and total borrowing availability was $76.2 million. Horizon Lines had $11.4 million of letters of credit outstanding as of September 21, 2014.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of September 21, 2014.

$75.0 Million Term Loan Agreement

Three of Horizon Lines’ Jones Act-qualified vessels: the Horizon Anchorage, Horizon Tacoma, and Horizon Kodiak (collectively, the “Vessels”) were previously chartered. The charter for the Vessels was due to expire in January 2015. On January 31, 2013, through our newly formed subsidiary Horizon Alaska, we acquired off of charter the Vessels for a purchase price of approximately $91.8 million.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of September 21, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to our stock or assets (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

During 2012, we completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of our common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of September 21, 2014, $2.0 million of the Series A Notes remained outstanding.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which we entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of our common stock upon conversion. As of September 21, 2014, there were 1.1 billion warrants outstanding for the purchase of up to 52.1 million shares of our common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require us to convert our warrants, in whole or in part, into shares of our common stock without any required payment or request that we withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing us to force redemption, and we have no conditional obligation to redeem or convert the warrants. Each warrant is convertible into shares of our common stock at an exercise price of $0.01 per share, which we have the option to waive. In addition, we have sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on September 21, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of September 21, 2014, the carrying value of goodwill was $198.8 million. Earnings estimated to be generated are expected to support the carrying value of goodwill. However, should our operating results be lower from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of September 21, 2014, there were no amounts outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

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

Factors that may cause actual results to differ from expected results include:

•	unfavorable economic conditions in the markets we serve, despite general economic improvement elsewhere,

•	our substantial leverage may restrict cash flow and thereby limit our ability to invest in our business,

•	the vessels in our fleet continue to age, and we may not have the resources to replace our vessels,

•	our ability to manage the exhaust gas cleaning systems initiative effectively to deliver the results we hope to achieve,

•	our ability to obtain financing on acceptable terms to pay for the potential vessel repowering project and our ability to manage the vessel repowering project to deliver the results we hope to achieve,

•	volatility in fuel prices,

•	decreases in shipping volumes,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to refinance our existing indebtedness,

•	our ability to make interest payments on our outstanding indebtedness,

•	work stoppages, strikes, and other adverse union actions, including those by workers who perform services for us but are not our employees,

•	government investigations and legal proceedings,

•	suspension or debarment by the federal government,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	failure to comply with the terms of our probation,

•	increased inspection procedures and tighter import and export controls,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	the start-up of any additional Jones-Act competitors,

•	catastrophic losses and other liabilities,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	unexpected substantial dry-docking or repair costs for our vessels.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 21, 2014, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

10.1	Separation Agreement and General Release between Horizon Lines, Inc. and Samuel A. Woodward dated June 27, 2014.

10.2	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 1, 2014).

10.3	Form of Amendment to Restricted Stock Unit Agreement with Executive Officers (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on August 21, 2014).

10.4	Form of Amendment to Restricted Stock Unit Agreement with Non-Employee Director (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed August 21, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2014

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and General Release between Horizon Lines, Inc. and Samuel A. Woodward dated June 27, 2014.

10.2	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed July 1, 2014)

10.3	Form of Amendment to Restricted Stock Unit Agreement with Executive Officers (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on August 21, 2014).

10.4	Form of Amendment to Restricted Stock Unit Agreement with Non-Employee Director (filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on August 21, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.