Form 10-K
period 2014-12-21
Horizon Lines, Inc.
filed 2015-03-13
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 21, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-32627

(Exact name of registrant as specified in its charter)

Delaware	74-3123672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 West Tyvola Road, Suite 530, Charlotte, North Carolina 28217

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 million.

As of March 5, 2015, 40,753,063 shares of common stock, par value $.01 per share, were outstanding.

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

Factors that may cause actual results to differ from expected results include:

•	our ability to consummate the transaction with Pasha to sell our Hawaii business or the merger transaction with Matson,

•	our ability to obtain the necessary regulatory approvals for the sale of our Hawaii business,

•	unexpected costs, litigation and other operational complications that may arise from these proposed transactions,

i

•	our business may suffer as a result of uncertainty surrounding the proposed merger and the Hawaii sale, including adverse impact on relationships with customers, suppliers and regulators;

•	the Company’s inability to retain and if necessary, attract key employees, particularly during the pendency of the merger and the Hawaii sale;

•	diversion of management’s attention from ongoing business operations during the pendency of the merger and the Hawaii sale;

•	our substantial leverage may restrict cash flow and thereby limit our ability to invest in our business,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to make interest payments on our outstanding indebtedness, unfavorable economic conditions in the markets we serve, despite general economic improvement elsewhere,

•	our ability to manage the exhaust gas cleaning systems initiative effectively to deliver the results we hope to achieve,

•	our ability to mitigate expenses and increased charges associated with the shutdown of our Puerto Rico tradelane,

•	volatility in fuel prices,

•	work stoppages, strikes, and other adverse union actions,

•	the vessels in our fleet continue to age, and we may not have the resources to replace our vessels,

•	decreases in shipping volumes,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	increased inspection procedures and tighter import and export controls,

•	the start-up of any additional Jones-Act competitors,

•	the ability to effectively compete as competitors deploy additional tonnage,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	unexpected substantial dry-docking or repair costs for our vessels.

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

Background

Horizon Lines, Inc., a Delaware corporation, (the “Company” and together with its subsidiaries, “we”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Alaska, LLC (“Horizon Lines of Alaska”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly-owned subsidiary.

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

Recent Developments

Entry into a Definitive Merger Agreement and Purchase Agreement

On November 11, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Matson Navigation Company, Inc., a Hawaii corporation (“Matson”), and Hogan Acquisition Inc., a Delaware corporation and a wholly-owned Subsidiary of Matson (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly-owned subsidiary of Matson. On November 11, 2014, the Company also entered into a Contribution, Assumption and Purchase Agreement (the “Purchase Agreement”) with The Pasha Group, a California corporation (“Pasha”), SR Holdings LLC, a California limited liability company and wholly owned subsidiary of Pasha and Sunrise Operations LLC, a California limited liability company and wholly-owned subsidiary of the Company, pursuant to which Pasha will acquire the Company’s Hawaii trade lane business, prior to closing of the Merger, for approximately $141.5 million in cash. The description of the Merger Agreement and the Purchase Agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and the Purchase Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2014, as well as the Amendment No. 1 to the Agreement and Plan of Merger dated as of November 11, 2014, as filed with our current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

Under the terms of the Merger Agreement, following the sale of the Company’s Hawaii business (the “Hawaii sale”) to Pasha, if the Merger is consummated, each outstanding share of Company common stock, other than shares owned by the Company, Matson, Merger Sub and holders who are entitled to and properly exercise appraisal rights under Delaware law, will be converted into the right to receive $0.72 in cash, without interest and less any applicable withholding taxes (the “per share merger consideration”) and each outstanding warrant to acquire shares of Company common stock will be canceled and converted into the right to receive an amount in cash equal to the product of the per share merger consideration multiplied by the total number of shares of Company common stock subject to such warrant, without interest and less any applicable withholding taxes.

The Merger is subject to the satisfaction of a number of conditions including, among other things, completion of the Hawaii sale. The Hawaii Sale is also subject to the satisfaction of a number of conditions including, among other things, satisfaction or waiver of the conditions to the completion of the Merger and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied.

The Company currently expects to close the Merger immediately after the completion of the Hawaii sale, assuming that all of the conditions to the completion of the Merger have been satisfied when the conditions to the completion of the Hawaii sale are satisfied.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with a superior proposal (a “Fiduciary Termination”). In certain circumstances, if the Merger Agreement is terminated due to a Fiduciary Termination, we would be responsible to pay a termination fee to Matson of $9.5 million and reimburse Matson for all its out-of-pocket expenses incurred in connection with the Merger.

The Purchase Agreement may be terminated under certain circumstances. If the Purchase Agreement is terminated following a Fiduciary Termination of the Merger Agreement, we would be required to pay a termination fee to Pasha of $5.0 million and reimburse Pasha for all its out-of-pocket expenses incurred in connection with the Hawaii sale. If the Purchase Agreement is terminated under certain circumstances, including in specified circumstances due to the failure to obtain regulatory approval, Pasha would be responsible to pay the Company a termination fee of $30.0 million (the “Antitrust Termination Fee”).

Prior to the execution of the Purchase Agreement, the Company established a wholly-owned subsidiary, Sunrise Operations LLC, to facilitate the transfer of the designated assets to Pasha if and when that transaction is consummated. Subsequent to the execution of the Purchase Agreement, the Company established four additional subsidiaries (the “Additional Subsidiaries”), each of which is wholly owned by Sunrise Operations LLC (the Additional Subsidiaries collectively with Sunrise Operations LLC, the “Sunrise Subsidiaries”). Each of the Sunrise Subsidiaries is an immaterial subsidiary or a non-guarantor within the meaning of the Company’s various debt agreements and the Indentures. On February 25, 2015, at a special meeting (the “Special Meeting”) of the stockholders of the Company, the Company’s stockholders approved the proposal to adopt the Merger Agreement. The issued and outstanding shares of Company common stock entitled to vote at the Special Meeting consisted of 40,540,047 shares with 34,884,148 votes cast in favor of the proposal to adopt the Merger Agreement.

Discontinuance of Puerto Rico Service

In the fourth quarter of 2014, we announced a decision to discontinue our liner service between the U.S. and Puerto Rico and to discontinue terminal services in Puerto Rico in the first quarter of 2015.

As a result of the termination of Puerto Rico service, we recorded a pretax restructuring charge of $65.7 million during the fourth quarter of 2014. This charge includes severance costs, equipment impairment and contract termination costs, and the early withdrawal from a multiemployer pension plan.

Emissions Control Permit and Exhaust Gas Cleaning Systems

On January 9, 2015, the Company announced that through its wholly owned subsidiary, Horizon Lines, it has received a permit providing a conditional waiver from the North American Emissions Control Area fuel sulfur content requirements of MARPOL Annex VI, while it pursues installation of an exhaust gas cleaning system (“EGCS”) on each of its three D7-class vessels that operate in the Alaska trade. The permit will allow these vessels to use low-sulfur heavy fuel oil in their main engines while operating between Washington state and Alaska, subject to compliance with other terms and restrictions of the permit.

Further, the Company has entered into a supply agreement with Alfa Laval Aalborg Nijmegen BV for design and procurement of the PureSox 2.0 EGCS for two of the three D7-class vessels which operate in the Alaska trade, and an option to purchase a third system. The Company expects to incur a total of approximately $18.0 million of capital spending in connection with the EGCS for the three vessels. Installation of the first system is planned to begin on the Horizon Kodiak in September 2015, and completion of the project is expected by December 31, 2016.

Operations

We believe that we are the only ocean carrier serving both domestic markets of Alaska and Hawaii from the continental U.S. We own 11 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 22,300 cargo containers. We have access to terminal facilities in each of our ports, operating our terminals in Alaska and Hawaii, as well as contracting for terminal services in three ports in the continental U.S. During 2014, we operated our terminal in Puerto Rico, as well as contracted for terminal services in Jacksonville, Florida, Houston, Texas, and Philadelphia, Pennsylvania.

We transport a wide spectrum of consumer and industrial items used every day in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the populations in our markets, thereby providing us with a relatively stable base of demand for our shipping and logistics services. We have many long-standing customer relationships with large consumer and industrial products companies. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 33% of revenue during 2014 and our largest customer accounting for approximately 9% of total revenue during 2014.

The Jones Act

Our revenues are generated from our shipping and integrated logistics services in the Alaska and Hawaii markets, where the marine trade is subject to the coastwise laws of the United States, also known as the Jones Act.

The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of the United States Coast Guard (“Coast Guard”), which requires appropriate certifications and background checks of the crew members. Our trade routes between Alaska and Hawaii and the continental U.S. represent two non-contiguous Jones Act markets. Vessels operating on these trade routes are required to be fully qualified Jones Act vessels.

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

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market. Horizon Lines and Totem Ocean Trailer Express, Inc. (“TOTE”) serve the Alaska market. Horizon Lines and Matson serve the Hawaii market. The Pasha Group also serves the Hawaii market with a roll-on/roll-off vessel, and expects to introduce a second vessel into the Hawaii market in the first half of 2015. We exited the Puerto Rico container shipping market and ceased providing terminal services in San Juan in the first quarter of 2015. The Puerto Rico market is currently served by two containership companies, Sea Star Lines continues to operate in the Puerto Rico market. Two barge operators, Crowley Maritime Corporation (“Crowley”) and Trailer Bridge, Inc., also currently serve this market and National Shipping of America began operating one containership in the Puerto Rico market in May 2013.

Vessel Fleet

We manage and maintain our vessels in accordance with procedures and regulations promulgated by the Coast Guard. Our vessels are subject to periodic inspection and certification by the American Bureau of Shipping (commonly referred to as “ABS”), on behalf of the Coast Guard, for compliance with these standards. Our on-shore vessel management team manages all of our ongoing maintenance and dry-docking activity through strategic locations in New Jersey, Washington, California and Texas.

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

The table below lists our vessel fleet as of December 21, 2014. As of the date hereof, our vessel fleet consists of 11 owned and fully Jones Act-qualified vessels of varying classes and specifications. Five of our vessels are surplus vessels. We are currently marketing the Horizon Fairbanks for sale.

Vessel Name	Market	Year Built	TEU(1)	Reefer Capacity(2)	Max. Speed
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts
Horizon Pacific	Hawaii	1980	2,302	170	21.0 kts
Horizon Enterprise	Hawaii	1980	2,302	170	21.0 kts
Horizon Spirit	Hawaii	1980	2,436	150	22.0 kts
Horizon Reliance	Hawaii	1980	2,436	150	22.0 kts
Horizon Trader(3)	—	1973	2,250	188	21.0 kts
Horizon Producer(4)	—	1974	1,680	170	22.0 kts
Horizon Navigator(4)	—	1972	2,250	188	21.0 kts
Horizon Fairbanks(4)	—	1973	1,468	170	22.5 kts
Horizon Consumer(5)	—	1973	1,690	170	22.0 kts

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.
(3)	Horizon Trader was sold during the first quarter of 2015 for approximately $2.2 million, which approximated its book value at that time.
(4)	Vessels are surplus, and are not specific to any given market.
(5)	Vessel is available for seasonal needs and dry-dock relief, and is not specific to any given market.

Container Fleet

As summarized in the table below, our container fleet as of December 21, 2014 consists of owned and leased containers of different types and sizes. All but one of our container leases are accounted for as operating leases.

Container Type	Owned(1)	Leased(2)	Combined
20’ Standard Dry	4	425	429
20’ High-Cube Reefer	10	—	10
20’ Miscellaneous	11	—	11
40’ Standard Dry	13	1,087	1,100
40’ Flat Rack	305	362	667
40’ High-Cube Dry	1,137	6,298	7,435
40’ Standard Insulated	1	—	1
40’ High-Cube Insulated	345	—	345
40’ Standard Opentop	—	50	50
40’ Miscellaneous	33	—	33
40’ Car Carrier	164	—	164
40’ High-Cube Reefer	3,035	2,618	5,653
45’ High-Cube Dry	2,788	1,419	5,422
45’ High-Cube Flatrack	25	—	25
45’ High-Cube Insulated	452	—	452
45’ High-Cube Reefer	273	—	273
48’ High-Cube Dry	257	—	257

Total	8,853	13,026	22,327

(1)	We are in the process of selling approximately 3,900 owned containers during 2015, due to the exit of the Puerto Rico trade lane.
(2)	We are in the process of terminating operating leases for approximately 1,950 containers during 2015, due to the exit of the Puerto Rico trade lane.

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

Horizon Lines had a CCF agreement with MARAD under which it could deposit earnings attributable to the operation of its Jones Act-qualified vessels into the CCF and make withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels. From 2003-2005, Horizon Lines utilized CCF deposits totaling $66.7 million to acquire seven U.S.-built and U.S.-flagged vessels (Horizon Enterprise, Horizon Pacific, Horizon Hawaii, Horizon Spirit, Horizon Fairbanks, Horizon Navigator, and Horizon Trader). On January 23, 2013, Horizon Lines terminated its CCF Agreement with MARAD. There were no deposits in the CCF on the termination date.

Our consolidated balance sheets at December 21, 2014 and December 22, 2013 include liabilities of approximately $5.1 million and $5.6 million, respectively, for deferred taxes on deposits previously made in our CCF.

Sales and Marketing

We manage a sales and marketing team of 77 employees strategically located in our various ports, as well as in regional offices across the continental U.S. Senior sales and marketing professionals are responsible for developing sales and marketing strategies and are closely involved in serving our largest customers. All pricing activities are also coordinated from Irving, Texas, and from Renton, Washington, enabling us to manage our customer relationships. The marketing team located in Irving is responsible for providing appropriate market intelligence and direction to the members of the organization who focus on the Hawaii market and our Renton marketing team focuses on the Alaska market.

Our regional sales and marketing presence ensures close and direct interaction with customers on a daily basis. Many of our regional sales professionals have been serving the same customers for over ten years. We believe that the breadth and depth of our relationships with our customers is the principal driver of repeat business from our customers.

Customers

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. During 2014, our top ten largest customers comprised approximately 33% of total revenue, with our largest customer accounting for approximately 9% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Revenue is generated under contracts for some customers and pursuant to filed tariffs for others. Our customer contracts have specified rates and volumes, and ranging from one to six years, providing stable revenue streams. The majority of our customer contracts contain provisions that allow us to adjust fuel surcharges based on fluctuations in our fuel costs. In addition, our relationships with many of our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 33 years.

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and integrated logistics industries are approximations based on the good faith estimates of our management. These estimates are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial, industry and market data presented herein are for the period ending in December 2014.

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

We strive to minimize our empty container repositioning costs. Our dispatch team coordinates truck and/or rail shipping between inland locations and ports on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. We review space availability and inform our other teams and personnel when additional bookings are required and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of origin, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates the process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments.

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

Employees

As of December 21, 2014, we have 1,633 employees, of which approximately 1,153 were represented by eight labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions as of December 21, 2014 and the expiration dates of the related collective bargaining agreements:

Union	Earliest Expiration Date of Related Collective Bargaining Agreement(s)	Number of Our Employees Represented
International Brotherhood of Teamsters	March 31, 2018	254
International Brotherhood of Teamsters, Alaska	June 30, 2015	105
International Brotherhood of Teamsters, Puerto Rico	September 30, 2015	1	(2)
International Longshore & Warehouse Union (ILWU)	June 30, 2014(1)	246
International Longshore and Warehouse Union, Alaska (ILWU-Kodiak and Dutch Harbor, Alaska)	June 30, 2015	58
Anchorage Independent Longshore	June 30, 2015	39
International Longshoremen’s Association, AFL-CIO, Puerto Rico	September 30, 2015	86	(2)
Marine Engineers Beneficial Association (MEBA)	June 15, 2022	76	(3)
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2017	52	(3)
Office & Professional Employees International Union, AFL-CIO	March 31, 2015	38	(3)
Seafarers International Union (SIU)	June 30, 2017	198	(3)

(1)	Our employees covered under this agreement continued to work under the old agreement while a new agreement was negotiated. In February 2015, a tentative five-year agreement was reached, which requires ratification of the union to be finalized.
(2)	We expect to eliminate these positions during 2015, in connection with the exit of our Puerto Rico operation.
(3)	We expect to have reductions in these positions during 2015, in connection with the exit of our Puerto Rico operations.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 21, 2014.

	Alaska Market	Hawaii Market	Puerto Rico Market		Corporate(a)	Total
Senior Management	1	2	3		9	15
Operations	36	89	39		52	216
Sales and Marketing	17	24	31		5	77
Administration(b)	2	23	4		143	172

Total Headcount	56	138	77	(c)	209	480

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Irving, Texas and other locations.
(b)	Administration headcount is comprised of back-office functions and also includes customer service and documentation.
(c)	We expect to eliminate the vast majority of these positions during 2015, in connection with the exit of our Puerto Rico operations.

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

We have entered into a supply agreement with Alfa Laval Aalborg Nijmegen BV for design and procurement of the PureSox 2.0 exhaust gas cleaning system for two of the three D7-class vessels which operate in the Alaska trade, and an option to purchase a third system. This Alfa Laval EGCS is a multiple inlet hybrid system which will clean the exhaust gas from the main engine as well as the main generators, and is the first system of its kind for a Jones Act container vessel. Installation of the first system is planned to begin on the Horizon Kodiak in September 2015, and completion of the project is expected by December 31, 2016.

Sustainability

We believe in a long-term sustainable approach to integrated logistics management that benefits the company, customers, associates, shareholders and the community. Examples include reducing empty backhaul miles through logistics network optimization and using recycled materials to build containers.

Available Information

The mailing address of the Company’s Executive Office is 2550 West Tyvola Road, Suite 530, Coliseum 3, Charlotte, North Carolina 28217 and the telephone number at that location is (704) 973-7000. The Company’s most recent SEC filings can be found on the SEC’s website, www.sec.gov, and on the Company’s website, www.horizonlines.com. The Company’s 2014 annual report on Form 10-K will be available on the Company’s investor relations website as soon as reasonably practicable. All such filings are available free of charge. The contents of our website are not incorporated by reference into this Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A. Risk Factors

We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.

Our net losses from continuing operations were $94.6 million, $33.3 million, and $74.4 million for the fiscal years ending 2014, 2013 and 2012, respectively. In the event we require capital in the future due to continued losses, such capital may not be available on satisfactory terms, or available at all.

Our liquidity derived from our $100.0 million principal amount asset-based revolving credit facility (the “ABL Facility”) is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support our required liquidity in the future.

The Merger and the Hawaii Sale are subject to various closing conditions, and there can be no assurances as to whether and when they may be completed.

On November 11, 2014, the Company entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly-owned subsidiary of Matson. On November 11, 2014, the Company also entered into the Purchase Agreement, pursuant to which Pasha will acquire the Company’s Hawaii trade lane business, prior to closing of the Merger, for approximately $141.5 million in cash. The description of the Merger Agreement and the Purchase Agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and the Purchase Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2014.

Under the terms of the Merger Agreement, following the Hawaii sale, if the Merger is consummated, each outstanding share of Company common stock, other than shares owned by the Company, Matson, Merger Sub and holders who are entitled to and properly exercise appraisal rights under Delaware law, will be converted into the right to receive $0.72 in cash, without interest and less any applicable withholding taxes and each outstanding warrant to acquire shares of Company common stock will be canceled and converted into the right to receive an amount in cash equal to the product of the per share merger consideration multiplied by the total number of shares of Company common stock subject to such warrant, without interest and less any applicable withholding taxes.

On February 25, 2015, at the Special Meeting, the Company’s stockholders approved the proposal to adopt the Merger Agreement. The approval to adopt the Merger Agreement required the affirmative vote of holders of a majority of the shares of the Company’s common stock outstanding as of the close of business on January 27, 2015, the record date for the Special Meeting.

The Merger is subject to the satisfaction of a number of conditions including, among other things, completion of the Hawaii sale. The Hawaii sale is also subject to the satisfaction of a number of conditions including, among other things, satisfaction or waiver of the conditions to the completion of the Merger and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied. The Company currently expects to close the Merger immediately after the completion of the Hawaii sale, assuming that all of the conditions to the completion of the Merger have been satisfied when the conditions to the completion of the Hawaii sale are satisfied.

Completion of the Merger and of the Hawaii sale is conditioned upon the absence of any law or order enjoining, restraining, preventing or prohibiting the consummation of the transactions, including under antitrust laws. The Hawaii sale is further conditioned upon the the termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On December 11, 2014, each of the Company and Pasha submitted HSR filings to the Antitrust Division of the Department of Justice and the FTC, and on January 12, 2015, each of the Company and Pasha received a request for additional information and documentary material, commonly known as a “second request,” from the Antitrust Division, which requests have the effect of extending the waiting period applicable to the Hawaii sale under the HSR Act until 30 days after both the Company and Pasha have substantially complied with the second request. The Company is preparing its response to the second request and intends to comply with the second request as promptly as practicable. We cannot predict with certainty when we will obtain approval for the Hawaii sale, if at all. If the Purchase Agreement is terminated under certain circumstances, including in specified circumstances due to the failure to obtain regulatory approval, Pasha would be responsible to pay the Company the Antitrust Termination Fee.

If the Merger Agreement or Purchase Agreement is terminated, our remedies will be limited.

Even though obtaining financing is not a condition to the completion of the Merger or the Hawaii sale, the failure of Matson or Pasha to obtain sufficient financing is likely to result in the failure of the Merger or the Hawaii sale to be completed. Matson expects to fund the Merger with cash on hand and available borrowings under Matson’s revolving credit facility, together with the anticipated cash proceeds from the completion of the Hawaii sale. Pasha has informed the Company that it intends to seek debt financing in order to fund the purchase price for the Hawaii sale. If the Merger or the Hawaii sale is not completed due to failure to obtain sufficient financing, our sole remedy against Matson or Pasha is to seek specific performance of the Merger Agreement or Purchase Agreement respectively Additionally, other than Pasha’s obligation to pay us the Antitrust Termination Fee if the Purchase Agreement is terminated under specified circumstances due to the failure to obtain regulatory approval, specific performance is our only remedy against Matson or Pasha if the Merger or Hawaii sale does not close due to Matson’s failure to perform any of its obligations under the Merger Agreement or Pasha’s failure to perform any of its obligations under the Purchase Agreement.

The pendency of the Merger and the Hawaii Sale could materially and adversely affect our operations and the future of our business, result in a loss of employees, and/or divert management’s attention from the Company’s ongoing business operations.

In connection with the pending Merger and Hawaii Sale, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger or the Hawaii Sale, which could negatively impact our revenue, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger or the Hawaii Sale is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger or Hawaii Sale, which may adversely affect our ability to attract and retain key employees. In addition, the Company’s management team may have to allocate significant resources to the pending Merger and Hawaii Sale, which may divert management’s attention from ongoing business operations.

The Merger Agreement and the Purchase Agreement restrict the conduct of our business prior to the completion of the Merger and the Hawaii Sale, respectively

Under the Merger Agreement and the Purchase Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger and the Hawaii Sale respectively, which may adversely affect our ability to execute certain of our business strategies. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger and the Hawaii Sale or termination of the Merger Agreement or the Purchase Agreement.

Failure to complete the Merger and the Hawaii Sale could negatively impact our stock price and our future businesses and financial results.

If the Merger or the Hawaii Sale is not completed, our ongoing business may be adversely affected, and we will be subject to several risks and consequences, including the following:

•	under the Merger Agreement, we may be required to pay a termination fee of $9.5 million (and reimburse Matson for certain fees and expenses related to the transaction);

•	under the Purchase Agreement, we may be required to pay a termination fee of $5.0 million (and reimburse Pasha for certain fees and expenses related to the transaction);

•	we may be required to pay certain costs relating to the Merger or the Hawaii Sale, whether or not the Merger or the Hawaii Sale is completed, such as legal, accounting, financial advisor and printing fees;

•	the price of our common stock could decrease to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in our business; and

•	having had the focus of our management directed towards the Merger and the Hawaii Sale instead of our core business and other opportunities that could have been beneficial to us.

In addition, if the Merger or the Hawaii Sale is not completed, we would not realize any of the expected benefits of having completed the transactions and would continue to have risks that we currently face as an independent company. We might also experience negative reactions from the financial markets and from our customers, suppliers, employees and regulators, including as a result of the possibility that others may believe that we cannot compete in the marketplace as effectively without the Merger or the Hawaii Sale or otherwise remain uncertain about our future prospects in the absence of the transactions. We could also be subject to litigation related to any failure to complete the Merger or the Hawaii Sale or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement or the Purchase Agreement. Our remedies if the Merger Agreement or the Purchase Agreement is terminated are limited.

Pending litigation against the Company, the other parties to the Merger Agreement and our directors could result in an injunction preventing completion of the Merger or the payment of damages in the event the Merger is completed.

Since the announcement of the execution of the Merger Agreement, the Company, the members of our board of directors and Matson have been named as defendants in four putative stockholder class action lawsuits. The complaints allege generally, among other things, that the that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the Merger Agreement, that they breached their fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, and that each of the Company and Matson aided and abetted the purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On February 5, 2015, the Court of Chancery of the State of Delaware issued an order consolidating the four complaints into “In re Horizon Lines, Inc. Stockholders Litigation,” Consolidated C.A. 10399-VCL (the “Consolidated Action”). On February 13, 2015, the defendants and the plaintiffs in the Consolidated Action reached an agreement in principle, subject to the court’s approval (the “Memorandum of Understanding”), providing for the settlement and dismissal, with prejudice, of the Consolidated Action. Pursuant to such Memorandum of Understanding, the Company agreed to make additional disclosures to the Company’s stockholders through a supplement to the Company’s Definitive Proxy Statement, and the Company and Matson agreed to amend the Merger Agreement in order to reduce the amount of the termination fee payable by the

Company to Matson under a Fiduciary Termination from $17.1 million to $9.5 million. On February 13, 2015, the Company, Matson and Merger Sub entered into Amendment No. 1 to the Merger Agreement, as described above. The Company and its Board of Directors believe that the claims in the Actions are entirely without merit and, in the event the settlement does not resolve them, intend to contest them vigorously.

One of the conditions to the closing of the Merger is that no law or order enacted, promulgated, issued, entered, amended or enforced by any governmental authority shall be in effect enjoining, restraining, preventing or prohibiting consummation of the Merger or making the consummation of the Merger illegal. Consequently, in the event the settlement does not resolve the Consolidated Action and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us. In addition, we could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We continue to have substantial indebtedness and a stockholders’ deficiency. As of December 21, 2014, on a consolidated basis, we had $522.9 million of funded long-term debt (exclusive of capital lease obligations of $11.3 million and outstanding letters of credit with an aggregate face amount of $11.4 million) compared to $502.1 million of funded long-term debt (exclusive of capital lease obligations of $12.4 million and outstanding letters of credit with an aggregate face amount of $12.9 million) as of December 22, 2013. In addition, as of December 21, 2014, we had approximately $187.6 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a stockholders’ deficiency of $145.3 million, resulting in a negative funded debt-to-equity ratio. During 2015, we expect to pay $34.8 million of cash interest under our debt agreements.

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

We will need to seek additional capital in the future to refinance or replace existing long-term debt and to fund capital expenditures such as the installation of the exhaust gas cleaning systems on our Alaska vessels. We may also need to seek additional capital in the future to meet current or future business plans, meet working capital needs or for other reasons. Based on the significant amount of our existing indebtedness and current market conditions, the availability of financing is, and may continue to be, limited.

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

In connection with our 2011 comprehensive refinancing, we issued warrants to purchase 982,975 shares of our common stock. In addition, on January 11, 2012, we issued warrants to purchase up to 1,702,592 shares of common stock to complete the mandatory debt-to-equity conversion of approximately $49.7 million of the Series B Notes. After concluding the April 9, 2012 transactions, warrants equivalent to 75,989,794 shares on an as converted basis were issued and outstanding.

Any further issuances of our common stock, including the issuance of shares pursuant to the exercise of some or all of the outstanding warrants, could further dilute existing holders of our common stock and could cause the price of our common stock to decrease and the value of each share of our common stock to decline substantially.

We may face new competitors or increased competition, which may have a substantial impact on our results from operations.

The entry of a new competitor or increased vessel capacity serving any one of our markets may have a substantial impact on our results from operations.

One of our existing competitors in the Hawaii market expects to introduce a new vessel during early 2015. Another Hawaii competitor plans to build two containerships for use in the Hawaii market that will feature dual fuel engines that can run on liquefied natural gas and are expected to be delivered in the third and fourth quarters of 2018.

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

We believe that each of the vessels we operate, in its existing state, currently has an estimated useful life of approximately 45 years from the year it was built. In addition, newer vessels are generally more efficient, use less fuel, are faster and have a lower environmental impact than older vessels. The average age of our vessels is 35 years.

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

We may not be able to install new engines or exhaust gas cleaning systems on our existing vessels in order to comply with changing regulations and to continue operating such vessels.

We have finalized specifications for exhaust gas cleaning systems on three of our vessels serving the Alaska trade lane. Installing exhaust cleaning systems on these vessels is one option to comply with regulations which became effective January 1, 2015, requiring that the allowable sulfur content inside designated emission control areas decreased to 0.1%.

We may not be able to execute our plan to install exhaust gas cleaning systems on these vessels if we are unable to obtain financing on acceptable terms. Our substantial indebtedness may make it difficult to obtain financing or to satisfy any contractual commitments in connection with the effort to install such exhaust cleaning systems. If we are not able to have exhaust gas cleaning systems installed or the installations are not successful, we may not have sufficient vessel capacity to operate our business as expected and it could have a material adverse effect on our business, results of operations or prospects.

In order to address the expiration of the steamship exemption in 2020 and because our 8 steamships cannot safely burn 0.1% sulfur content fuel oil, we will most likely need to make material capital expenditures to install engines or systems on these vessels to address fuel efficiency and emissions, or to replace such vessels altogether. It is not yet known whether any engine or system modifications will exist or be flexible to allow our steamship fleet to be brought into compliance with these environmental laws and regulations.

Certain of our investors hold a significant percentage of our outstanding common stock or securities convertible into our common stock, which could reduce the ability of minority shareholders to effect certain corporate actions.

We believe a small group of investors holds over 96% of our outstanding common stock on an as-converted basis. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Under agreements governing our outstanding indebtedness, we are not permitted to pay dividends on our common stock, and we may not meet Delaware law requirements or have sufficient cash to pay dividends in the future.

We are not required to pay dividends to our stockholders, and our stockholders do not have contractual or other rights to receive them. The agreements governing our outstanding indebtedness allow us to pay dividends only under limited circumstances, and pursuant to those agreements, we currently are not permitted to pay such dividends.

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

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extend beyond what our obligations would be with respect to our employees.

We contribute to thirteen multi-employer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. Even if we do not take any actions that would subject us to withdrawal liabilities, another contributing employer could take such actions.

Due to the planned exit of our Puerto Rico operations, we recorded a $26.8 million liability, on a present value basis, at December 21, 2014, for the estimated cost of early withdrawal from the ILA – PRSSA Welfare Fund. Actual costs of withdrawal from this plan may differ materially from our estimate.

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

The U.S. Act to Prevent Pollution from Ships, which implements MARPOL, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone. The U.S. Environmental Protection Agency (“EPA”) requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements. If our vessels are not operated in accordance with these requirements, record keeping and reporting requirements such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels.

The Jones Act restricts the foreign ownership interests in the entities that directly or indirectly own the vessels which we operate in our Jones Act markets. If the Merger and/or the Hawaii sale are not consummated and if we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market. Furthermore, at any point Horizon Lines, our indirect wholly-owned subsidiary and principal operating subsidiary, ceases to be controlled and 75% owned by U.S. citizens, we would become ineligible to operate in our current Jones Act markets and may become subject to penalties and risk forfeiture of our vessels.

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

Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons and earthquakes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause serious damage to our vessels, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. In the past, earthquakes in Anchorage have damaged our terminal facilities resulting in delay in terminal operations and increased expenses. Any such damage will not be fully covered by insurance.

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

In addition to our corporate governance documents, on August 27, 2012, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our significant net operating loss and tax credit carryforwards (“NOLs”). The Rights Plan will expire on August 27, 2015, or earlier upon the date that: (1) our Board of Directors determines that the plan is no longer needed to preserve the deferred tax assets or is no longer in the best interest of the Company and our stockholders, (2) our Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, or (3) the rights are redeemed or exchanged by our Board of Directors pursuant to the Rights Plan. As of December 21, 2014, we had federal net operating loss carryforwards of $239.7 million. Under applicable tax rules, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions. Therefore, we believe that these NOLs could be a substantial asset. However, if we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability.

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

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the U.S. Coast Guard (“Coast Guard”), and U.S. Customs and Border Protection (“CBP”), have adopted, and may adopt in the future, rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

The Coast Guard’s maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002 (“MTSA”), require us to operate our vessels and facilities pursuant to both the maritime security regulations and approved security plans. Our vessels and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plans may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the vessel or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for its review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures described above. Failure to meet the requirements of the maritime security regulations could have a material adverse effect on our results of operations.

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

Environmental and Other Regulation

Our marine operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Coast Guard, the EPA and the U.S. Department of Transportation (“DOT”), as well as related state regulatory agencies. These requirements generally govern the safe operations of our ships and pollution prevention in U.S. internal waters, the territorial sea, and the 200-mile exclusive economic zone of the United States.

The operation of our vessels is also subject to regulation under various international conventions adopted by the IMO that are implemented by the laws of domestic and foreign jurisdiction, and enforced by the Coast Guard and by port state authorities in our non-U.S. ports of call. In addition, our vessels are required to meet construction, maintenance and repair standards established by ABS, Det Norske Veritas (“DNV”), International Maritime Organization (“IMO”) and/or the Coast Guard, as well as to meet operational, environmental, security, and safety standards and regulations presently established by the Coast Guard, CBP, DOT, EPA and IMO. The Coast Guard also licenses our seagoing officers and certifies our seamen.

Our marine operations are further subject to regulation by various federal agencies, including the Surface Transportation Board (“STB”), MARAD, the Federal Maritime Commission, the EPA, CBP, and the Coast Guard. These regulatory authorities have broad powers over operational safety, publication of tariff rates, service contracts, transfer or sale of our vessels, certain mergers, contraband, pollution prevention, financial reporting, and homeland, port, facility and vessel security.

Our common and contract motor carrier operations are regulated by the STB, Federal Motor Carrier Safety Administration and various state agencies. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including certain regulations for drug and alcohol testing and hours of service. The ship’s officers and unlicensed crew members employed aboard our vessels must also comply with numerous safety, fitness and training regulations promulgated by the Coast Guard, the DOT, and the IMO, including certain regulations for drug testing and work and rest hours.

The United States Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990 (“OPA”) was enacted in 1990 and established a comprehensive regulatory and liability regime designed to increase pollution prevention, ensure better spill response capability, increase liability for oil spills, and facilitate prompt compensation for cleanup and damages. OPA is applicable to owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the navigable waters of the United States (generally three nautical miles from the coastline) and the 200 nautical mile exclusive economic zone of the United States. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless it is subsequently determined by the Coast Guard or a court of competent jurisdiction that the spill results solely from the act or omission of a third party, an act of God or an act of war) for removal costs and damages arising from discharges or threatened discharges of oil from their vessels up to their limits of liability, unless the limits are broken as described below. “Damages” are defined broadly under OPA to include:

•	natural resources damages and the costs of assessment thereof;

•	damages for injury to, or economic losses resulting from the destruction of, real or personal property;

•	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other health hazards caused by a discharge of oil or taking additional safety precautions; and

•	the loss of subsistence use of natural resources.

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

OPA requires owners and operators of vessels to establish and maintain with the Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. Effective July 1, 2009, the Coast Guard regulations requiring evidence of financial responsibility were amended to conform the OPA financial responsibility requirements to the July 2009 increases in liability limits. Current Coast Guard regulations require evidence of financial responsibility for oil pollution in the amount of $1,000 per gross ton or $854,400, whichever is greater, for non-tank vessels, plus the CERCLA liability limit of $300 per gross ton for hazardous substance spills. As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index.The Coast Guard, however, did not raise these limits in 2012. The Coast Guard issued a Notice of Proposed Rule Making on August 19, 2014 to increase the limits of liability for vessels and onshore facilities to reflect significant increases in the Consumer Price Index, but it is unclear when the Coast Guard will adopt a final rule raising these liability limits.

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

Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of Annex I and Annex V, in particular. Prosecutions generally involve violations related to pollution prevention devices, such as the oily water separator, and include falsifying the Oil Record Book and the Garbage Record Book, obstruction of justice, false statements and conspiracy. The DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred in international waters. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”) as part of our February 2015 negotiated resolution.

In the first quarter of 2012, we entered into a plea agreement with the government, and agreed to plead guilty to two false statements for maintaining an inaccurate Oil Record Book. This related to one of our containerships in the U.S. west coast-Hawaii service. As part of this plea agreement, the Company was sentenced to three years’ probation. As part of our probation obligation, we have developed, adopted, and implemented an enhanced ECP. Horizon Lines’ probationary period ended in February 2015.

Under MARPOL Annex V, which governs the discharge of garbage from ships, the special area for the Wider Caribbean region including the Gulf of Mexico and the Caribbean Sea went into effect on May 1, 2011. Under MARPOL, these special areas require the adoption of special mandatory methods for the prevention of sea pollution and are provided with a higher level of protection than other areas of the sea.

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

The CWA established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States from point sources, such as vessels operating in the navigable waters. Pursuant to the NPDES program, the EPA issued a Vessel General Permit (“2008 VGP”), which was in effect from February 6, 2009 to December 19, 2013. The 2008 VGP was replaced by Phase II VGP Regime (“2013 VGP”) which became effective on December 19, 2013, covering the same 26 types of discharges. The 2013 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and it therefore applies to our vessels.

The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges, including ballast water, which occur normally in the operation of a vessel. In addition, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The 2013 VGP also contains requirements for oil-to-sea interfaces, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an Environmentally Acceptable Lubricant (EAL) in all oil-to-sea interfaces, unless not technically feasible.

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

On February 11, 2011, the EPA and the Coast Guard entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the Vessel General Permit. Under the MOU, the Coast Guard will identify and report to the EPA deficiencies detected as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, the EPA retains responsibility and enforcement authority to address violations. Failure to comply with the 2013 VGP may result in civil or criminal penalties.

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

The National Invasive Species Act

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that imposed mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the vessel, or by using environmentally sound ballast water treatment methods approved by the Coast Guard. Mid-ocean ballast exchange is the primary method for compliance with the Coast Guard regulations. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water in U.S. waters, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements.

In March 2012, the Coast Guard amended its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in a vessel’s ballast water discharged in United States waters. The final rule sets limits to match those set internationally by IMO in the International Convention for the Control and Management of Ships Ballast Water and Sediments (the “Ballast Water Convention”). The Coast Guard deferred the phase-two discharge standard, which would have been more stringent and cannot be met using existing treatment technology. However, according to the final rule, the Coast Guard intends to continue to assess the practicality of implementing a more stringent phase-two discharge standard after completing additional research and analysis. The Coast Guard requirements will be phased in over a several-year period depending on a vessel’s ballast water capacity and dry-docking schedule.

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

If a vessel intends to install a BWMS prior to the applicable compliance date and the Coast Guard has not yet type-approved systems appropriate for the vessel’s class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO I Ballast Water Convention if the Coast Guard determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may be used until five years after the compliance date, which is intended to provide sufficient time for the manufacturer to obtain Coast Guard approval. At present, however, no Coast Guard type-approved BWMS is available.

All of our vessels will be required to have an approved system on board by their first scheduled dry-docking survey after January 1, 2016. Systems are available that will meet the IMO standards, however, US Coast Guard has been slow to establish criteria and approve Ballast Water Treatment Systems. We are carefully monitoring developments on ballast water treatment systems and may apply for a waiver, or install an AMS or USCG approved ballast treatment system in vessel dry dockings which occur after January 1, 2016.

In addition to the federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. For instance, California requires vessels to comply with its own ballast water discharge and hull fouling requirements. On October 1, 2013, the California legislature delayed implementation of California’s ballast water discharge performance standards, effective January 1, 2014, for a two-year period. Numerous other states have also added more stringent requirements to their certification of the 2013 VGP. State requirements could increase our costs of operating in those state waters.

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

The state of California also began on January 1, 2010, implementing regulations on a phased in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if we determine that we cannot use or the ports will not permit us to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and we may incur additional costs in connection with modifying our vessels to use electrical power supplied at the dock. These requirements went into effect on January 1, 2014. Currently, we only operate steamships in California, and these vessels are exempt from this regulation until January 1, 2020.

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

In addition, the current global sulfur cap of 4.5% sulfur was reduced to 3.5% effective January 1, 2012 and will be further reduced to as low as 0.5% sulfur in 2020. The recommendations made in connection with a MARPOL fuel availability study scheduled for 2018 at IMO may cause this date to slip to 2025. Maximum sulfur emissions permitted in designated ECA’s around the world were reduced to 0.1% on January 1, 2015. These sulfur limitations will be applied to all subsequently approved ECA’s.

With respect to North America, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA went into force on August 1, 2012, limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States— Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard was January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.

With the adoption of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 0.1% sulfur content fuel oil as of January 1, 2015. The EPA has received approval at IMO to exempt and has exempted our 8 steamships from the 0.1% sulfur content fuel oil requirement until 2020. We received a permit providing a conditional waiver from the North American Emissions Control Area fuel sulfur content requirements of MARPOL Annex VI regulation 14.4 for our three D-7 vessels utilized in our Alaska tradelane to allow for the installation and use of Exhaust Gas Cleaning Systems (“EGCS”) on each of our three (3) D-7class vessels which operate in the Alaska trade. The permit was issued by the Coast Guard and the (EPA and became effective in 2015. The permit will allow these vessels to use low-sulfur heavy fuel oil in their main engines while operating between Washington state and Alaska, subject to compliance with other terms and restrictions of the permit. The Company is committed to operating its vessels and terminals in accordance with all environmental regulations. We entered into a supply agreement for the design and procurement of the PureSox 2.0 EGCS for the three D-7 class vessels which operate in the Alaska trade. This EGCS is a multiple inlet hybrid system which is intended to clean the exhaust gas from the main engine as well as the main generators.

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

Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, EU, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in material adverse financial and operational impacts on our business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time.

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

The Coast Guard regulations, intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA’s vessel security measures provided such vessels have on board a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. U.S.-flag vessels, however, must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code, if engaged in international trade. We believe that we have implemented the various security measures required by MTSA, SOLAS and the ISPS Code.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call, as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of the date hereof:

Location	Description of Facility	Square Footage(1)
Anchorage, Alaska	Stevedoring building and various terminal and related property	1,633,385
Charlotte, North Carolina	Corporate headquarters	16,000
Compton, California	Terminal supervision office and warehouse	176,676
Dominican Republic	Operations office	1,184	(2)
Dutch Harbor, Alaska	Office and various terminal and related property	760,337
Elizabeth, New Jersey	Vessel operations and administration office	1,844
Honolulu, Hawaii	Terminal property and office	29,108	(3)
Irving, Texas	Operations center	51,989
Jacksonville, Florida	Terminal supervision, sales office & warehousing	4,943	(2)
Kodiak, Alaska	Office and various terminal and related property	265,232
Oakland, California	Office and various terminal and related property	247,732
Renton, Washington	Regional sales office	5,162
San Juan, Puerto Rico	Office and various terminal and related property	2,986,388	(2)
Sparks, Nevada	Warehousing	20,000
Tacoma, Washington	Office and various terminal and related property	797,348

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.
(2)	We expect to exit these leases during 2015 in connection with the exit of our Puerto Rico operations.
(3)	Excludes 1,647,952 square feet of terminal property, which we have the option to use and pay for on an as-needed basis.

Item 3.	Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, Horizon Lines entered into a settlement agreement which provides that we will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. We are also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, we recorded a charge of $1.0 million related to this legal settlement. During 2014 we paid $0.4 million in connection with this settlement. We are obligated to pay $0.6 million during 2015.

On March 5, 2014, the Company entered into a settlement agreement, which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the

United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. During 2014, we paid $0.9 million in connection with this settlement. We are obligated to pay $0.6 million during 2015.

On November 25, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Joshua Loken v. Horizon Lines, Inc., et al., Case No. 10399-VCL (the “Loken Action”). The complaint names as defendants each member of the Company’s Board (the “Individual Defendants”), the Company, and Matson Navigation Company, Inc., Matson, Inc., and Hogan Acquisition, Inc. (collectively, the “Matson Companies”). The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On December 1, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned J. Cola Inc. v. Horizon Lines, Inc., et al., Case No. 10412-VCL (the “J. Cola Action”). The complaint names as defendants the Individual Defendants, the Company, and the Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. On January 9, 2015, Plaintiff in the J. Cola Action filed an amended complaint, adding a cause of action for breach of the directors’ fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On December 2, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Finn Kristiansen v. Jeffrey A. Brodsky, et al., Case No. 10418-VCL (the “Kristiansen Action”). The complaint names as defendants the Individual Defendants, the Company, and the Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. On January 9, 2015, Plaintiff in the Kristiansen Action filed an amended complaint, adding a cause of action for breach of the directors’ fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On January 29, 2015, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Frederick Schwartz v. Jeffrey A. Brodsky, et al., Case No. 10594-VCL (the “Schwartz Action”). The complaint names as defendants the Individual Defendants, the Company, and the Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty, due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. The complaint also alleges that the Individual Defendants breached their fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On February 5, 2015, the Court of Chancery of the State of Delaware issued an order consolidating the four complaints into “In re Horizon Lines, Inc. Stockholders Litigation,” Consolidated C.A. 10399-VCL (the “Consolidated Action”). On February 13, 2015 the defendants and the plaintiffs in the Consolidated Action reached an agreement in principle, subject to the court’s approval (the “Memorandum of Understanding”), providing for the settlement and dismissal, with prejudice of the Consolidated Action. Pursuant to such Memorandum of Understanding, the Company agreed to make additional disclosures to the Company’s stockholders through a supplement to the Company’s Definitive Proxy Statement and the Company and Matson agreed to amend the Merger Agreement in order to reduce the amount of the termination fee payable by the Company to Matson under a Fiduciary Termination from $17.1 million to $9.5 million. On February 13, 2015 the Company, Matson and Merger Sub entered into Amendment No. 1 to the Merger Agreement, as described above. The Company and its Board of Directors believe that the claims in the Actions are entirely without merit and, in the event the settlement does not resolve them, intend to contest them vigorously.

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

As of March 5, 2015, there were approximately 20 holders of record of the Common Stock. The following table sets forth the intraday high and low sales price of the Company’s common stock for the fiscal periods presented.

2015	High	Low
First Quarter (through March 5, 2015)	$0.68	$0.62

2014	High	Low
First Quarter	$1.05	$0.52
Second Quarter	$0.75	$0.29
Third Quarter	$0.44	$0.32
Fourth Quarter	$0.67	$0.35

2013	High	Low
First Quarter	$1.56	$1.18
Second Quarter	$1.49	$1.16
Third Quarter	$1.45	$1.20
Fourth Quarter	$1.50	$0.78

During the fourth quarter of 2014, there were no purchases of shares of the Company’s common stock, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

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

*	Comparison graph is based upon $100 invested in the given average or index at the close of trading on December 20, 2009 and $100 invested in the Company’s stock by the opening bell on December 21, 2009, as well as the reinvestment of dividends.

	12/20/2009	12/26/2010	12/25/2011	12/23/2012	12/22/2013	12/21/2014
Horizon Lines, Inc.	100.00	85.24	7.16	4.83	4.43	4.16
Dow Jones U.S. Industrial Transportation Index	100.00	123.02	122.40	129.36	176.39	217.74
S&P 500 Index	100.00	114.00	114.77	129.72	164.93	187.82

Item 6.	Selected Financial Data

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

Selected Financial Data is as follows (in thousands, except per share data):

	Fiscal Years Ended
	Dec. 21, 2014	Dec. 22, 2013	Dec. 23, 2012	Dec. 25, 2011	Dec. 26, 2010
Statement of Operations Data:
Operating revenue	$1,075,216	$1,033,310	$1,073,722	$1,026,164	$1,000,055
Impairment of assets(1)	313	3,295	386	2,997	2,655
Restructuring costs(2)	65,955	6,324	4,340	—	1,843
Legal settlements(3)	995	1,387	—	(5,483)	32,270
Goodwill impairment(4)	—	—	—	115,356	—
Operating (loss) income	(23,540)	31,377	4,252	(97,856)	4,894
Interest expense, net	70,923	66,916	62,888	55,677	40,117
(Gain) loss on modification/early extinguishment of debt(5)	—	(5)	36,615	(16,017)	—
Gain on change in value of debt conversion features(6)	(102)	(271)	(19,405)	(84,480)	—
Income tax expense (benefit)(7)	226	(1,925)	(1,482)	126	324
Net loss from continuing operations	(94,627)	(33,354)	(74,403)	(53,194)	(35,574)
Net income (loss) from discontinued operations(8)	34	1,421	(20,295)	(176,223)	(22,395)

Net loss	$(94,593)	$(31,933)	$(94,698)	$(229,417)	$(57,969)

Basic net (loss) income per share:
Continuing operations	$(2.33)	$(0.91)	$(3.26)	$(36.33)	$(29.01)
Discontinued operations	—	0.04	(0.89)	(120.37)	(18.27)

Basic net loss per share	$(2.33)	$(0.87)	$(4.15)	$(156.70)	$(47.28)

Diluted net (loss) income per share:
Continuing operations	$(2.33)	$(0.91)	$(3.26)	$(36.33)	$(29.01)
Discontinued operations	—	0.04	(0.89)	(120.37)	(18.27)

Diluted net loss per share	$(2.33)	$(0.87)	$(4.15)	$(156.70)	$(47.28)

Number of shares used in calculations(9):
Basic	40,623	36,498	22,794	1,464	1,226
Diluted	40,623	36,498	22,794	1,464	1,226
Cash dividends declared	$—	$—	$—	$—	$6,281
Cash dividends declared per common share(9)	$—	$—	$—	$—	$5.00

Balance Sheet Data:
Cash	$8,552	$5,236	$27,839	$21,147	$2,751
Total assets	580,062	624,607	601,234	639,809	785,776
Total debt, including capital lease obligations	537,729	516,318	437,830	515,848	516,323
Long term debt, including capital lease obligations, net of current portion(10)	520,522	504,845	434,222	509,741	7,530
Stockholders’ (deficiency) equity(9)	(145,262)	(43,792)	(16,742)	(165,986)	39,792

Other Financial Data:
EBITDA(11)	$25,433	$83,188	$39,681	$60,868	$63,444
Capital expenditures	17,809	113,846	14,823	15,111	15,991
Vessel dry-docking payments	12,585	17,123	18,802	12,547	19,110
Cash flows provided by (used in):
Operating activities	30,307	31,843	8,323	(11,452)	53,441
Investing activities	(14,958)	(98,107)	(11,416)	(12,837)	(14,437)
Financing activities	(11,963)	41,855	29,496	93,978	(25,119)

(1)	During the fourth quarter of 2014, we recorded a $0.3 million loss on disposal of a crane in our Dutch Harbor location. We made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project encountered delays that are expected to continue beyond 2014. During 2011, we were marketing these cranes for sale and expected to complete the sale within one year. As a result of the reclassification to assets held for sale during 2011, we recorded an impairment charge of $2.8 million to write down the carrying value of the cranes to their estimated fair value less costs to sell. During the third quarter of 2013, we sold two of the three cranes. During the third quarter of 2013, we recorded an additional impairment charge of $2.6 million to write down the carrying value of the cranes to their estimated proceeds less costs to sell. We expect to install the third crane in our terminal in Kodiak, Alaska. Impairment of assets of $2.7 million during the year ended December 26, 2010 related to certain owned and leased equipment.
(2)	During November 2014, the Company announced its decision to discontinue the remainder of its sailings to and from Puerto Rico and to market the San Juan, Puerto Rico terminal assets for sale. Final sailings of Puerto Rico vessels took place in January 2015. As a result of the decision to exit the Puerto Rico operations, the Company recorded a pre-tax restructuring charge of $65.7 million during the fourth quarter of 2014. This charge includes severance costs, equipment impairment, contract termination costs, and the early withdrawal from a multiemployer pension plan.

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

(3)	In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, we entered into a settlement agreement which provides that we will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. We are also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, we recorded a charge of $1.0 million related to this legal settlement.

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

(4)	During the third quarter of 2011, due to qualitative and quantitative indicators including the expected shutdown of the FSX service and deterioration in earnings, we reviewed goodwill for impairment. A discounted cash flow model was used to derive the fair value of the reporting unit. The step one analysis indicating that the carrying value of the reporting unit exceeds the fair value of the reporting unit resulted in the need to perform step two. Our step two analysis indicated that the fair value of long term assets, including property, plant, and equipment, and customer contracts, exceeded book value. Thus, the goodwill impairment was due to both the deterioration in earnings as well as the fair value of certain of our underlying assets being in excess of their book value. As such, we recorded a $115.4 million goodwill impairment charge during the year ended December 25, 2011.
(5)	During the year ended December 23, 2012 we recorded a net loss on conversion of debt of $36.6 million. This is comprised of an $11.3 million gain on conversion of $49.7 million of Series B notes into equity on January 11, 2012, a loss of $48.3 million on the conversion of $224.8 million of Series A and Series B Notes into equity on May 3, 2012, a $0.2 million gain on the conversion of $1.0 million Series A Notes into equity on July 20, 2012, and a $0.2 million gain on the conversion of $0.7 million of Series A Notes into equity on October 23, 2012.
(6)	During the years ended December 23, 2012 and December 25, 2011, we recorded a net gain in change of value of debt conversion features of $19.4 million and $84.5 million, respectively. We are required to mark-to-market the embedded conversion features of the Series A and Series B Notes on a quarterly basis. The net gain is a result of the change in fair value of these embedded derivatives during the year.
(7)	During the second quarter of 2009, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded a full valuation allowance against our deferred tax assets. During 2012, we completed the unwind of our former interest rate swap. The interest rate swap and its tax effects were initially recorded in other comprehensive income and any changes in market value of the interest rate swap along with their tax effects were recorded directly to other comprehensive income. However, at the time that we established a valuation allowance against our net deferred tax assets, the impact was recorded entirely against continuing operations, thereby establishing disproportionate tax effects within other comprehensive income for the interest rate swap. During 2012, to eliminate the disproportionate tax effects from other comprehensive income, we recorded a charge to other comprehensive income in the amount of $1.6 million and an income tax benefit of $1.6 million. As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, we are required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. During 2013, we recorded a tax benefit in continuing operations. As such, the tax benefit recorded in continuing operations will approximate the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.
(8)	During the third quarter of 2011, we began a review of strategic alternatives for our FSX service. As a result of several factors, including: 1) the projected continuation of volatile trans-Pacific freight rates, 2) high fuel prices, and 3) operating losses, we decided to discontinue the FSX service. As a result, the FSX service has been classified as discontinued operations in all periods presented. During the 4th quarter of 2010, we decided to discontinue our third-party logistics operations and determined that as a result of several factors, including: 1) the historical operating losses within the logistics operations, 2) the projected continuation of operating losses and 3) focus on the recently commenced international shipping activities, we would begin exploring the sale of our logistics operations. We reclassified our logistics operations as discontinued operations in all periods presented, and the logistics operations were transferred during the second quarter of 2011. During 2012, we entered into a Global Termination Agreement with SFL which enabled the Company to terminate early the bareboat charters of the five foreign-built, U.S.-flag vessels that formerly operated in the FSX service. In connection with the Global Termination Agreement, we recorded an additional restructuring charge of $14.1 million related to our vessel lease obligations originally recorded during 2011. During 2013, the Company incurred legal and professional fees associated with an arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses.
(9)	On December 7, 2011, we filed our restated certificate of incorporation to, among other things, effect a 1-for-25 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted weighted-average shares and dividends declared per share.
(10)	On March 28, 2011, we expected that we would experience a covenant default under the indenture related to our Notes and would have had until May 21, 2011, to obtain a waiver from the holders of the old notes. Due to cross default provisions, we classified our obligations under the old notes and senior credit facility as current liabilities in the accompanying Consolidated Balance Sheet as of December 26, 2010. Noncompliance with these financial covenants constituted an event of default, which could have resulted in acceleration of maturity. None of the indebtedness under the Senior Credit Facility or Notes was accelerated prior to completion of a comprehensive refinancing on October 5, 2011.

(11)	EBITDA is defined as net income (loss) plus net interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, EBITDA and Adjusted EBITDA are meaningful disclosures for the following reasons: (i) EBITDA and Adjusted EBITDA are components of the measure used by our board of directors and management team to evaluate our operating performance, (ii) EBITDA and Adjusted EBITDA are components of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (iii) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA and Adjusted EBITDA as components. We acknowledge that there are limitations when using EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The EBITDA amounts presented below contain certain charges that our management team excludes when evaluating our operating performance, for making day-to-day operating decisions and that have historically been excluded from EBITDA to arrive at Adjusted EBITDA when determining the payment of discretionary bonuses. A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Year Ended Dec. 21, 2014	Year Ended Dec. 22, 2013	Year Ended Dec. 23, 2012	Year Ended Dec. 25, 2011	Year Ended Dec. 26, 2010
Net loss	$(94,593)	$(31,933)	$(94,698)	$(229,417)	$(57,969)
Net income (loss) from discontinued operations	34	1,421	(20,295)	(176,223)	(22,395)

Net loss from continuing operations	(94,627)	(33,354)	(74,403)	(53,194)	(35,574)
Interest expense, net	70,923	66,916	62,888	55,677	40,117
Income tax (benefit) expense	226	(1,925)	(1,482)	126	324
Depreciation and amortization	48,911	51,551	52,678	58,259	58,577

EBITDA	25,433	83,188	39,681	60,868	63,444
Restructuring costs	65,955	6,324	4,340	—	1,843
Transaction related expenses	6,411	1,032	—	—	—
Other severance charges	1,875	327	1,812	3,470	542
Antitrust and false claims legal expenses	1,583	921	1,567	4,480	5,243
Legal settlements and contingencies.	995	1,387	—	(5,483)	32,270
Impairment of assets	313	3,295	386	2,997	2,655
Gain on change in value of debt conversion features	(102)	(271)	(19,405)	(84,480)	—
(Gain) loss on modification/ extinguishment of debt and other refinancing costs	—	(5)	37,587	(15,112)	—
Goodwill impairment	—	—	—	115,356	—

Adjusted EBITDA	$102,463	$96,198	$65,968	$82,096	$105,997

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

	Year Ended December 21, 2014	Year Ended December 22, 2013	Year Ended December 23, 2012
	(In thousands)
Operating revenue	$1,075,216	$1,033,310	$1,073,722
Operating expense	1,098,756	1,001,933	1,069,470

Operating (loss) income	$(23,540)	$31,377	$4,252

Operating ratio	102.2%	97.0%	99.6%
Revenue containers (units)	238,317	223,169	234,969

Operating revenue increased during 2014 as a result of additional revenue containers and higher non-transportation services. Operating revenue during 2013 declined as a result of a modification to our Puerto Rico service, competition from a new market entrant in Puerto Rico, and a reduction in fuel surcharges. During the fourth quarter of 2012, we discontinued our sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday.

Operating income decreased $54.9 million during 2014 as compared to 2013. The decrease was primarily due to the significant restructuring charge related to our planned exit from the Puerto Rico market.

Operating income increased $27.1 million during 2013 as compared to 2012. The improvement was primarily due to a reduction in vessel lease expense, lower dry-dock transit and crew-related expenses, higher non-transportation revenue, reduced overhead, and gains on the sale of assets, partially offset by higher vessel operating expenses and certain contractual and inflationary increases in operating expenses more than offsetting a modest improvement in rates, net of fuel.

General

Currently, we are the only ocean carrier serving the two noncontiguous domestic markets of Alaska and Hawaii from the continental United States. During 2014 we served all three noncontiguous domestic markets of Alaska, Hawaii and Puerto Rico. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens.

We own 11 vessels, all of which are fully qualified Jones Act vessels, and own or lease approximately 22,300 cargo containers. We provide comprehensive shipping and integrated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska and Hawaii, as well as contracting for terminal services in three ports in the continental U.S. During 2014, we operated our terminal in Puerto Rico, as well as contracted for terminal services in Jacksonville, Florida, Houston, Texas, and Philadelphia, Pennsylvania.

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

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 21, 2014, December 22, 2013 and December 23, 2012 and for the fiscal years ended December 21, 2014, December 22, 2013 and December 23, 2012.

During November of 2014, we announced a plan to discontinue providing liner service between the United States and Puerto Rico, and terminal services provided to our Puerto Rico market during 2015. We operated in the Puerto Rico market for all of 2014. We expect to meet the accounting criteria to classify our Puerto Rico market as a discontinued operation during 2015.

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

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal years ended December 21, 2014, December 22, 2013, and December 23, 2012 each consisted of 52 weeks.

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

Casualty and Property Insurance Reserves

We purchase insurance coverage for our exposures related to employee injuries or illness (state workers compensation, Longshore and Harbor workers compensation, protection and indemnity liability coverage for our crewmembers), vessel collisions and allisions, property loss and damage, third party liability, and cargo loss and damage. Most insurance policies include a deductible applicable to each incident or vessel voyage and deductibles can change from year to year as policies are renewed or replaced. Our current insurance program includes deductibles ranging from $0 to approximately $1.2 million. In most cases, our claims personnel work directly with our insurers’ claims professionals or our third-party claim administrators to continually update the anticipated residual exposure for each claim. In this process, we evaluate and monitor each claim individually, and use resources such as historical experience, known trends, and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs, and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests as of the first day of the fourth quarter. At least annually, or on an interim basis if there is an indicator of impairment, we perform a goodwill impairment test. On an annual basis we consider a range of qualitative factors to consider whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, including but not limited to the following:

•	Macroeconomic conditions

•	Industry and market considerations

•	Cost factors

•	Overall financial performance

•	Other relevant entity-specific events

•	Events affecting a reporting unit

•	A sustained decrease in share price

If, based on consideration of those qualitative factors, we conclude that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative goodwill impairment test. The first step involves calculating a fair value. If the calculated fair value is less than the carrying amount, an impairment loss might be recognized. In these instances, a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs of service, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair value of a reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods. If the carrying amount of our reporting unit exceeds its fair value (step one), we measure the possible goodwill impairment based on a hypothetical allocation of the estimated fair value of the reporting unit to all of the underlying assets and liabilities, including previously unrecognized intangible assets (step two). The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

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

The customer contracts and trademarks on the balance sheet as of December 21, 2014 were valued on July 7, 2004, as part of the Acquisition-Related Transactions, using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and was calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks was based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of four to 15 years. Long-lived intangible assets are reviewed annually, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

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

Income Taxes

Deferred tax assets represent expenses recognized for financial reporting purposes that may result in tax deductions in the future, and deferred tax liabilities represent expense recognized for tax purposes that may result in financial reporting expenses in the future. Certain judgments, assumptions and estimates may affect the carrying value of the deferred tax assets, valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. In conjunction with our election to opt out of the tonnage tax regime, we revalued our deferred taxes to accurately reflect the rates at which we expect such items to reverse in future periods.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present or if other circumstances indicate that an impairment may exist, we must then determine whether an impairment loss should be recognized. An impairment loss can be recognized for a long-lived asset (or asset group) that is held and used only if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value. Estimates of future cash flows used to test a long-lived asset (or asset group) for recoverability shall include only the future cash flows (cash inflows and associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset (or asset group). Estimates of future cash flows should be based on an entity’s own assumptions about its use of a long-lived asset (or asset group). The cash flow estimation period should be based on the long-lived assets (or asset group’s) remaining useful life to the entity. When long-lived assets are grouped for purposes of performing the recoverability test, the remaining useful life of the asset group should be based on the useful life of the primary asset. The primary asset of the asset group is the principal long-lived tangible asset being depreciated that is the most significant component asset from which the group derives its cash-flow-generating capacity. Estimates of future cash flows used to test the recoverability of a long-lived asset (or asset group) that is in use shall be based on the existing service potential of the asset (or asset group) at the date tested. Existing service potential encompasses the long-lived asset’s estimated useful life, cash flow generating capacity, and the physical output capacity. The estimated cash flows should include cash flows associated with future expenditures necessary to maintain the existing service potential, including those that replace the service potential of component parts, but they should not include cash flows associated with future capital expenditures that would increase the service potential. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in ASC 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as “held for sale”) that have not been reported in financial statements previously issued or available for issuance. We will adopt the standard in the quarter ending March 22, 2015 and expect that the disposition of our Puerto Rico operations will qualify for classification as discontinued operations in the first quarter of 2015.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the pronouncement recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

Shipping Rates

During 2014 we published tariffs with rates, rules and practices for our Jones Act trade routes. These tariffs are subject to regulation by the Surface Transportation Board (“STB”). Other than in our Hawaii trade route, we primarily shipped containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

Results of Operations

Operating Revenue Overview

During 2014, we derived our revenue primarily from providing comprehensive shipping and integrated logistics services to and from the continental U.S. and Alaska, Hawaii, as well as Puerto Rico. We ceased container shipping services in Puerto Rico during the first quarter of 2015. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.

During 2014, over 90% of our revenue was generated from our shipping and integrated logistics services in markets where the marine trade is subject to the Jones Act. The balance of our revenue was derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) warehousing services for third-parties, and (iv) other non-transportation services.

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

Year Ended December 21, 2014 Compared to Year Ended December 22, 2013

	Year Ended December 21, 2014	Year Ended December 22, 2013	% Change
	(In thousands)
Operating revenue	$1,075,216	$1,033,310	4.1%
Operating expense:
Vessel	284,104	293,213	(3.1)%
Marine	223,092	206,988	7.8%
Inland	195,787	183,445	6.7%
Land	157,903	143,747	9.8%
Rolling stock rent	39,430	38,727	1.8%

Cost of services	900,316	866,120	3.9%

Depreciation and amortization	31,435	36,850	(14.7)%
Amortization of vessel dry-docking	17,476	14,701	18.9%
Selling, general and administrative	82,465	76,709	7.5%
Restructuring costs	65,955	6,324	942.9%
Impairment of assets	313	3,295	(90.5)%
Legal settlements	995	1,387	(28.3)%
Miscellaneous income, net	(199)	(3,453)	(94.2)%

Total operating expense	1,098,756	1,001,933	9.7%

Operating (loss) income	$(23,540)	$31,377	(175.0)%

Operating ratio	102.2%	97.0%	5.2%
Revenue containers (units)	238,317	223,169	6.8%

Operating Revenue. Operating revenue increased $41.9 million, or 4.1% during the year ended December 21, 2014. This revenue increase can be attributed to the following factors (in thousands):

Revenue container volume increase	$49,542
Other non-transportation services revenue increase	14,477
Bunker and intermodal fuel surcharges increase	3,782
Revenue container rate decrease	(25,895)

Total operating revenue increase	$41,906

Revenue container volumes increased in both our Hawaii and Puerto Rico markets. The volume increases in our Puerto Rico market were primarily in our northbound services between San Juan and Philadelphia, Pennsylvania and San Juan and Jacksonville, Florida. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. Non-transportation revenue was higher due to ancillary services related to automobile processing, as well as an increase associated with certain transportation services agreements. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 20.9% of total revenue in the year ended December 21, 2014 and approximately 21.4% of total revenue in the year ended December 22, 2013. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The decline in our container rates was due to a change in cargo mix largely due to an increase in automobile shipments in Hawaii, as well as increased competition in our markets.

Cost of Services. The $34.2 million increase in cost of services is primarily due to higher container volumes, expenses associated with ancillary services related to automobile processing, and contractual labor rate increases and other expenses.

Vessel expense, which is not primarily driven by revenue container volume, decreased $9.1 million for the year ended December 21, 2014. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(9,882)
Vessel lease expense decrease	(1,454)
Vessel space charter expense decrease	(1,055)
Labor and other vessel operating increase	3,282

Total vessel expense decrease	$(9,109)

The $9.9 million decline in fuel costs was primarily due to a $9.1 million decrease in fuel prices and a $1.6 million reduction from service changes in the Puerto Rico markets. In June 2013, we added bi-weekly Jacksonville sailings to our southbound service between Houston and San Juan and in November 2014 we discontinued this bi-weekly Jacksonville sailing and ceased utilizing our own vessel for the bi-weekly Houston to San Juan service. The decreases were partially offset by a $0.8 million increase resulting from higher consumption and partially due to weather related delays. The $1.5 million reduction in vessel lease expense is due to the Company acquiring three Jones Act qualified vessels off of charter in January 2013. The $1.1 million reduction in vessel space charter expense was primarily due to improved utilization of internal vessel capacity in our Hawaii trade lane. The $3.3 million increase in labor and other vessel operating expense was primarily due to contractual rate increases, severance charges associated with changes in vessel deployments, offset slightly by reduced vessel operating costs associated with removing our vessel from Houston to San Juan route in October 2014.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $16.1 million increase in marine expense during the year ended December 21, 2014 was largely due to higher container volumes and contractual labor increases, as well as growth in volume associated with our transportation services agreements, slightly offset by lower claims-related expenses.

Inland expense increased to $195.8 million for the year ended December 21, 2014 compared to $183.4 million during the year ended December 22, 2013. The $12.3 million increase in inland expense was primarily due to higher container volumes, as well as contractual rate increases, slightly offset by lower claims-related expenses.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead.

	Year Ended December 21, 2014	Year Ended December 22, 2013	% Change
	(In thousands)
Land expense:
Maintenance	$54,803	$53,061	3.3%
Terminal overhead	55,956	52,235	7.1%
Yard and gate	33,939	30,620	10.8%
Warehouse	13,205	7,831	68.6%

Total land expense	$157,903	$143,747	9.8%

Non-vessel related maintenance expense increased primarily as a result of a higher level of repair activities due to higher volumes. Terminal overhead expenses increased during 2014 primarily due to expense related to certain union employees that elected early retirement, lower facility rent sublease income, higher utilities expenses, and expenses associated with ancillary services for vehicle processing. The increase in yard and gate expenses was primarily due to higher equipment storage and fees associated with the monitoring of refrigerated containers, both of which were the result of growth in container volumes and terminal services activity, as well as contractual rate increases. The increase in warehouse expenses is primarily associated with the increase in automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $31.4 million during the year ended December 21, 2014 compared to $36.9 million for the year ended December 22, 2013. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Year Ended December 21, 2014	Year Ended December 22, 2013	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$13,030	$13,427	(3.0)%
Depreciation and amortization — other	11,927	11,354	5.0%
Amortization of intangible assets	6,478	12,069	(46.3)%

Total depreciation and amortization	$31,435	$36,850	(14.7)%

Amortization of vessel dry-docking	$17,476	$14,701	18.9%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $17.5 million during the year ended December 21, 2014 compared to $14.7 million for the year ended December 22, 2013. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $82.5 million for the year ended December 21, 2014 compared to $76.7 million for the year ended December 22, 2013, an increase of $5.8 million or 7.5%. This increase is primarily due to a $5.4 million rise in legal and professional fees associated with the potential transactions, $2.1 million related to higher incentive-based compensation, $0.7 million in antitrust and false claims legal expenses, $0.8 million growth in software licensing fees and credit card fees, partially offset by $1.9 million of lower stock-based compensation expense, $0.5 million lower salaries and related expenses, and $0.5 million lower gross receipts tax.

Restructuring Charge. During 2014, we recorded restructuring charges of $65.7 million associated with the exit of our Puerto Rico operations and $0.3 million related to severance and write down charges of leasehold improvements resulting from the closure of our Road Raiders Inland, Inc.’s and its downstream subsidiaries’ third party logistics business.

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

Impairment Charge.

During 2014, we recorded a $0.3 million loss on disposal of a crane in our Dutch Harbor location.

We made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that continued beyond 2014. During 2013, we sold two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their net proceeds. We expect to install the remaining crane in our terminal facility in Kodiak, Alaska.

Legal Settlements. In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, Horizon Lines entered into a settlement agreement which provides that we will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. We are also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, we recorded a charge of $1.0 million related to this legal settlement.

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

Miscellaneous Income, Net. Miscellaneous income, net decreased $3.3 million during 2014 primarily as a result of lower gains on the sale of assets, including spare vessels, and an increase in bad debt expense.

Interest Expense, Net. Interest expense, net, increased to $70.9 million for the year ended December 21, 2014 compared to $66.9 million for the year ended December 22, 2013, an increase of $4.0 million or 6.0%. This increase was primarily due to interest expense related to the additional Second Lien Notes issued on April 15, 2013, October 15, 2013, April 15, 2014 and October 15, 2014 to satisfy the payment-in-kind interest obligation and the debt issued during 2013 to acquire our three Alaska vessels that were previously chartered.

Income Tax Expense. The effective tax rate for the years ended December 21, 2014 and December 22, 2013 was (0.2)% and 5.5%, respectively.

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

The $30.1 million decline in fuel costs is comprised of a $19.6 million decrease due to lower consumption as a result of fewer operating days in 2013, the service adjustment in our Puerto Rico tradelane and dry-docking transits that occurred during 2012, as well as a $10.5 million reduction as a result of lower fuel prices. The decrease in labor and other vessel operating expense is primarily due to the service adjustment in our Puerto Rico tradelane and dry-docking certain of our vessels in China that occurred throughout 2012, partially offset by certain labor wage increases in 2013. The decrease in vessel lease expense is due to the purchase of three vessels previously under charter.

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

Rolling stock expense decreased $2.7 million or 6.6% during the year ended December 22, 2013 versus the year ended December 23, 2012. This decline is primarily related to the return of excess equipment as a result of the modification of our Puerto Rico service.

Depreciation and Amortization. Depreciation and amortization was $36.9 million during the year ended December 22, 2013 compared to $38.8 million for the year ended December 23, 2012. The increase in depreciation for owned vessels is due to the acquisition of the three Alaska vessels that were previously chartered. The decrease in amortization of intangible assets was due to certain customer relationship assets becoming fully amortized.

	Year Ended December 22, 2013	Year Ended December 23, 2012	% Change
	(In thousands)
Depreciation and amortization:
Depreciation — owned vessels	$13,427	$9,657	39.0%
Depreciation and amortization — other	11,354	11,638	(2.4)%
Amortization of intangible assets	12,069	17,479	(31.0)%

Total depreciation and amortization	$36,850	$38,774	(5.0)%

Amortization of vessel dry-docking	$14,701	$13,904	5.7%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $14.7 million during the year ended December 22, 2013 compared to $13.9 million for the year ended December 23, 2012. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings generally occur every two and a half years and historically we have dry-docked approximately four vessels per year.

Selling, General and Administrative. Selling, general and administrative costs decreased to $76.7 million for the year ended December 22, 2013 compared to $79.7 million for the year ended December 23, 2012, a decrease of $3.0 million or 3.8%. This decrease is primarily due to a $3.3 million reduction in legal fees, including $1.2 million of legal and professional fees expenses specifically associated with the antitrust investigation and related legal proceedings, reduction in consulting fees of $0.7 million, a $0.5 million decrease resulting from technology upgrades, and a $0.5 million decrease associated with our reduction in force, partially offset by $3.0 million of higher stock-based and incentive-based compensation expenses.

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

Impairment Charge. We made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project is encountering delays that continued beyond 2014. During 2013, we sold two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their net proceeds. We are currently exploring alternatives for the remaining crane and expect to install it in our terminal facility in Kodiak, Alaska.

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

Income Tax Expense. The effective tax rate for the years ended December 22, 2013 and December 23, 2012 was 5.5% and 1.9%, respectively.

We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future period losses will be fully reserved except for intra-period allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

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

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements, and (iii) the sale of excess assets. Our principal uses of funds have been (i) capital expenditures on our container fleet and terminal operating equipment, purchase of vessels, and improvements to our vessel fleet and our information technology systems, (ii) vessel dry-docking expenditures, (iii) working capital consumption, , and (iv) principal and interest payments on our existing indebtedness. Cash totaled $8.6 million at December 21, 2014. As of December 21, 2014, there were no borrowings outstanding under the ABL facility and total borrowing availability was $71.7 million.

Operating Activities

Net cash provided by operating activities from continuing operations was $30.3 million for the year ended December 21, 2014 compared to $31.8 million for the year ended December 22, 2013. The $1.5 million decrease in cash provided by operating activities is primarily due to the following (in thousands):

Decrease in accounts payable	$(9,833)
Increase in materials and supplies	(1,359)
Decrease in earnings adjusted for non-cash charges	(1,116)
Increase in accounts receivable	(1,005)
Increase in other current assets	(725)
Increase in other assets/liabilities	(190)
Increase in accrued liabilities	5,610
Decrease in vessel dry-dock payments	4,538
Decrease in legal settlement payments	1,767
Decrease in vessel rent	777

Total decrease	$(1,536)

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

Investing Activities

Net cash used in investing activities was $15.0 million for the year ended December 21, 2014 compared to $98.1 million for the year ended December 22, 2013. The $83.1 million decrease in net cash consumed is primarily due to the acquisition of three vessels in 2013 that were previously chartered, partially offset by lower proceeds from the sale of assets in 2014.

Net cash used in investing activities was $98.1 million for the year ended December 22, 2013 compared to $11.4 million for the year ended December 23, 2012. The $86.7 million increase in net cash consumed is primarily due to the acquisition of the three Alaska vessels that were previously chartered, partially offset by an increase in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities during the year ended December 21, 2014 was $12.0 million compared to $41.9 million provided by financing activities for the year ended December 22, 2013. The net cash used in financing activities during 2014, included $7.9 million of payments of long-term debt and $4.0 of payments of capital leases. Borrowings under the revolving credit facility equaled repayments on the revolving credit facility during the year. The net cash provided by financing activities during 2013 included the issuance of $95.0 million of new debt in connection with the purchase of three vessels that were previously chartered, as well as a net $42.5 million repayment under the ABL Facility. In addition, during the year ended December 22, 2013, we paid $5.7 million in financing costs related to fees associated with the new debt issued.

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

Capital Requirements and Liquidity

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs throughout 2015.

During 2015, we expect to spend approximately $26.3 million and $16.7 million on capital expenditures and dry-docking expenditures, respectively. Capital expenditures are expected to include $8.9 million related to the exhaust gas cleaning systems for our three Alaska vessels, other vessel modifications, rolling stock, and terminal infrastructure and equipment. Terminal infrastructure expenditures include approximately $3.6 million related to the expected installation of a crane in our Kodiak, Alaska facility. We also expect to spend approximately $5.3 million during 2015 for legal settlements associated with the DOJ antitrust settlement and the qui tam actions and $3.7 million in net cash outflows associated with restructuring charges and wind-down of our Puerto Rico business during 2015. In addition, we expect cash outflows of approximately $12.0 million in transaction related expenses.

In addition to outflows discussed above, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility throughout 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of December 21, 2014 are as follows (in thousands):

	Total Obligations	2015	2016-2017	2018-2019	Thereafter
Principal and operating lease obligations:
First lien notes	$218,250	$2,250	$216,000	$—	$—
Second lien notes	212,488	—	212,488	—	—
$75 million term loan	70,125	7,500	62,625	—	—
$20 million term loan	20,000	—	20,000	—	—
6.00% convertible senior notes	1,991	—	1,991	—	—
Operating leases	87,752	49,428	22,736	8,804	6,784
Capital leases	12,001	7,457	4,527	17	—

Subtotal	622,607	66,635	540,367	8,821	6,784

Interest obligations:
First lien notes	47,644	23,946	23,698	—	—
Second lien notes(1)	71,282	—	71,282	—	—
$75 million term loan	13,031	6,900	6,131	—	—
$20 million term loan	3,200	1,600	1,600	—	—
6.00% convertible senior notes	299	119	179	—	—
Capital leases	978	563	415	—	—

Subtotal	136,434	33,128	103,305	—	—

Legal settlements	9,216	5,216	4,000	—	—
Other commitments(2)	18,848	10,571	7,968	206	103

Total obligations	$787,105	$115,550	$655,640	$9,027	$6,887

Standby letters of credit	$11,409	$6,514	$4,895	$—	$—

(1)	The second lien notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% payable in kind; or (iii) 15% per annum payable in kind, payable semiannually. The table above reflects interest obligations under the second lien notes at 15% per annum payable in kind.
(2)	Other commitments includes the purchase commitment related to the installation of an exhaust gas cleaning systems on three of our vessels in the Alaska trade lane and a crane we expect to install in our Kodiak, Alaska terminal.

In addition to the contractual commitments included in the table above, we recorded exit cost liabilities related to closing the Puerto Rico operations. At December 21, 2014 we recorded a $26.8 million liability on a present value basis for the cost of exiting a multiemployer pension plan and a $5.9 million liability for severance. We expect to make annual payments of approximately $3.9 million to satisfy the multiemployer pension plan withdrawal liability over a multi-year period and expect to pay the severance payments primarily during 2015.

Excluded from the table above are $12.8 million of contractual future minimum lease payments related to our terminal lease with the Puerto Rico Port Authority. As discussed in Footnote 19 on page F-44, certain of our terminal assets were purchased by a third party, who also assumed our lease obligation as of March 11, 2015.

Included in the table above are contractual future minimum lease payments for certain operating leases related to our Puerto Rico operations. At December 21, 2014 we recorded an $7.9 million liability for the cost of exiting those leases. To the extent we are able to exit the leases, future minimum lease payments in the table above may be reduced and accelerated.

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

We formed Sunrise Operations LLC and each of its downstream subsidiaries (collectively, the “Sunrise LLCs”) pursuant to the terms of the Purchase Agreement. The Sunrise LLCs currently have no operations. Accordingly, the Sunrise LLCs are each currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, and are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement. The Alaska SPEs do not guarantee any of the Horizon Lines Debt Agreements; however, they are the sole guarantors of the $75 Million Agreement.

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above. The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines, the Immaterial Subsidiaries and the Unrestricted Subsidiaries.

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

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
Horizon Lines, Inc.	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Sunrise LLCs	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

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

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

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

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, were callable by Horizon Lines at 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (ii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014 and October 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million, $10.1 million and $10.8 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the

Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2015 by issuing additional Second Lien Notes. As such, as of December 21, 2014, Horizon Lines has recorded $4.3 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014, and October 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million, $3.7 million, and $4.0 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the SFL Notes due October 15, 2014 by issuing additional SFL Notes. As such, as of December 21, 2014, Horizon Lines has recorded $1.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. Horizon Lines had $11.4 million of letters of credit outstanding as of December 21, 2014, which reduces our overall borrowing availability. As of December 21, 2014, there were no borrowings outstanding under the ABL facility and total borrowing availability was $71.7 million. The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of December 21, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

$20.0 Million Term Loan Agreement

On January 31, 2013, the Company and those of its subsidiaries that are parties (collectively, the “Loan Parties”) to the existing First Lien Notes, the Second Lien Notes, and the 6.00% Convertible Notes (collectively, the “Notes”) entered into a $20.0 million term loan agreement with certain lenders and U.S. Bank, as administrative agent, collateral agent, and ship mortgage trustee (the “$20.0 Million Agreement”). The loan under the $20.0 Million Agreement matures on September 30, 2016 and accrues interest at 8.00% per annum; payable quarterly commencing March 31, 2013 with interest calculated assuming accrual beginning January 8, 2013. The $20.0 Million Agreement does not provide for any amortization of principal, and the full outstanding amount of the loan is payable on September 30, 2016. Horizon Lines is not permitted to optionally prepay the $20.0 Million Agreement except for prepayment in full (together with a prepayment premium equal to 5.0% of the principal amount prepaid) following repayment in full of the First Lien Notes and the $75.0 Million Agreement.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of December 21, 2014, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

In connection with the execution of the Merger Agreement, on November 11, 2014, the Company and U.S. Bank National Association (the “Trustee”), as trustee and collateral agent entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the 6.00% Convertible Notes Indenture. The Fifth Supplemental Indenture provides that, subject to the satisfaction and discharge of all secure debt that is senior to the 6.00% Convertible Notes, immediately after consummation of the merger, the Company will make an irrevocable deposit (“the Merger Deposit”) with the Trustee of an amount in cash that is sufficient to pay the principal of, premium (if any) and interest on the 6.00% Convertible Notes on the scheduled due dates through and including its stated maturity. Upon receipt of the Merger Deposit, unless and until a default or event of default with respect to the payment of principal, premium (if any) or interest on the 6.00% Convertible Notes occurs, certain covenants in the 6.00% Convertible Notes Indenture will be suspended and neither the Company nor any of its subsidiaries will be obligated to comply with such covenants. The covenants subject to suspension, include, among others, covenants regarding the Company’s obligation to furnish annual and quarterly reports to the Trustee, covenants regarding restricted payments, covenants regarding restrictions on dividends and other distributions, incurrence of debt, incurrence of liens, affiliate transactions, and certain covenants regarding asset sales. The Trustee will use the Merger Deposit for payment of principal, premium (if any) and interest on the Notes pursuant to the terms of the 6.00% Convertible Notes Indenture.

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

As of December 21, 2014, the fair value of the embedded conversion features was $18 thousand which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $0.1 million, $0.3 million and $19.4 million during the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of December 21, 2014 there were 1.1 billion warrants outstanding for the purchase of up to 51.9 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the holder has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on December 21, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of December 21, 2014, the carrying value of goodwill was $198.8 million. Based on our impairment analyses performed during the fourth quarter of 2014, we concluded that our goodwill is not impaired. However, should our operating results differ from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of December 21, 2014, we had no borrowings outstanding under the ABL Facility.

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Net loss	$(94,593)	$(31,933)	$(94,698)
Net income (loss) from discontinued operations	34	1,421	(20,295)

Net loss from continuing operations	(94,627)	(33,354)	(74,403)

Adjustments:
Antitrust and false claims legal expenses	1,583	921	1,567
Union/other severance charge	1,875	327	1,812
Impairment charge	313	3,295	386
Accretion of legal settlement	917	984	1,971
Accretion of multi-employer pension plan withdrawal liability	—	378	—
Legal settlements and contingencies	995	1,387	—
Transaction related expenses	6,411	1,032	—
Restructuring charge	65,955	6,324	4,340
(Gain) loss on extinguishment /modification of debt and other refinancing costs	—	(5)	37,587
Gain on change in value of debt conversion features	(102)	(271)	(19,405)
Tax impact of adjustments	—	(912)	—

Total adjustments	77,947	13,460	28,258

Adjusted net loss	$(16,680)	$(19,894)	$(46,145)

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Net loss per share	$(2.33)	$(0.87)	$(4.15)
Net income (loss) per share from discontinued operations	—	0.04	(0.89)

Net loss per share from continuing operations	(2.33)	(0.91)	(3.26)

Adjustments:
Antitrust and false claims legal expenses	0.03	0.02	0.07
Union/other severance charge	0.04	0.01	0.08
Impairment charge	0.01	0.09	0.02
Accretion of legal settlement	0.02	0.03	0.08
Accretion of multi-employer pension plan withdrawal liability	—	0.01	—
Legal settlements and contingencies	0.02	0.04	—
Transaction related expenses	0.17	0.02	—
Restructuring charge	1.63	0.17	0.19
(Gain) loss on extinguishment /modification of debt and other refinancing costs	—	—	1.65
Gain on change in value of debt conversion features	—	(0.01)	(0.85)
Tax impact of adjustments	—	(0.02)	—

Total adjustments:	1.92	0.36	1.24

Adjusted net loss per share	$(0.41)	$(0.55)	$(2.02)

Outlook

The 2015 outlook does not contemplate the consummation of the sale of our Hawaii business to Pasha or the consummation of the Merger as the timing and certainty of such transactions are unknown at this time.

We anticipate that our 2015 continuing operations will include our shipping and integrated logistics services to and from the continental U.S. and Alaska and Hawaii, vessel loading and unloading services that we provide for vessel operators at our terminals, agency services, and other non-transportation services, as we expect to meet the criteria to classify our Puerto Rico market as a discontinued operation during the first quarter of 2015.

We expect 2015 revenue container loads in our two remaining markets to be above 2014 levels due to anticipated modest volume growth in both markets we serve. Overall, revenue container rates are expected to decline slightly in 2015 largely due to cargo mix.

We will experience increases in expenses associated with our revenue container volumes, including our vessel payroll costs and benefits, stevedoring, port charges, wharfage, inland transportation costs, and rolling stock costs, among others.

We expect four vessel dry-dockings in 2015 compared with two vessel dry-dockings in 2014. However, in 2014 one of the vessel dry-dockings resulted in negligible repositioning and incremental costs. As a result, we expect the costs associated with repositioning vessels and expenses related to spare vessels will meaningfully exceed 2014 levels.

Our operations share corporate and administrative functions such as finance, information technology, human resources, and legal. Centralized functions are performed primarily at our Charlotte, North Carolina, headquarters and at our operations center in Irving, Texas. Due to the discontinuation of our Puerto Rico operations, we will evaluate the appropriate level of resources to support our Alaska and Hawaii tradelanes throughout 2015. However, many of these expenses will continue for a portion of 2015.

In addition, we expect to incur costs associated with the discontinuance of our Puerto Rico operations of approximately $3.7 million in net outflows associated with restructuring charges and wind-down of our Puerto Rico business during 2015.

Based on our current level of operations, we believe cash flow from operations and borrowings available under the ABL Facility will be adequate to support our business plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary interest rate exposure relates to the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. As of December 21, 2014, we had no borrowings outstanding under the ABL Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 21, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 21, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 21, 2014. The assessment was based on the criteria established in the framework Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting is effective as of December 21, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ending December 21, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information provided in the table below and the following biographical information sets forth certain information regarding our executive officers and the members of our Board of Directors, including other public company board memberships. Age and other information in each biography are as of March 13, 2015.

Name	Age	Position
Steven L. Rubin	49	President, Chief Executive Officer and Director
David N. Weinstein	56	Chairman of the Board of Directors
Michael T. Avara	56	Executive Vice President and Chief Financial Officer
William A. Hamlin	63	Executive Vice President and Chief Operating Officer
Michael F. Zendan II	52	Executive Vice President, General Counsel and Secretary
Jeffrey A. Brodsky	56	Director
Kurt M. Cellar	45	Director
James LaChance	50	Director
Martin Tuchman	74	Director

Executive Officers

Steven L. Rubin has served as a Director of the Company since November 2011 and was appointed Interim President and Chief Executive Officer of the Company in June 2014 and was appointed President and Chief Executive Officer in September 2014. Until June 2014, Mr. Rubin was Principal of InterPro Advisory LLC, a consulting practice serving the container shipping, intermodal and chassis markets. Between April 2008 and June 2011, Mr. Rubin was President and CEO of TRAC Intermodal, North America’s largest chassis leasing company. Prior to joining TRAC, Mr. Rubin spent 17 years at Kawasaki Kisen Kaisha, Inc. (K Line), Japan’s third-largest shipping company, in a number of senior leadership roles for North American operations. Mr. Rubin currently serves on the board of directors of Nautilus Shipholdings No. 3 Limited. He was previously the Chairman of the Board of Directors of the Intermodal Association of North America, the premier trade association representing the combined interests of the intermodal freight industry. Mr. Rubin graduated from the University of Pennsylvania and the Wharton School with a B.A. in History and B.S. in Economics, respectively. He received his M.B.A. from the Stern School of Business at New York University, with a concentration in accounting.

Michael T. Avara was appointed Executive Vice President and Chief Financial Officer of the Company effective March 11, 2011 and had served as Senior Vice President and Chief Financial Officer since April 4, 2008. Previously, he served as Vice President, Investor Relations and Treasurer of the Company from September 2007. Mr. Avara served as Treasurer of the Company, Horizon Lines Holding and H-Lines Finance from August 2005 through September 2007, as Vice President, Investor Relations, of the Company from March 2005 through August 2007 and as Treasurer of the Company from March 2004 through August 2007. He is responsible for the accounting, finance, audit, treasury, risk management, strategic planning and investor relations functions for the Company and its business units. Prior to joining the Company in March 2004, Mr. Avara spent 21 years in various accounting and finance functions at CSX Corporation and its subsidiaries, where he most recently served for two years as Assistant Vice President, Corporate Finance, including seven years with CSX Lines, LLC and Sea-Land Service, Inc., where he held the position of Controller. Mr. Avara received both an M.B.A. in Finance and a B.A. in Accounting from Loyola College in Baltimore, Maryland.

William A. Hamlin was appointed Executive Vice President and Chief Operating Officer of the Company effective June 1, 2013. He is responsible for the ocean transportation services, inland transportation, terminal operations, equipment management, network management, and labor relations functions for the Company and its business units. Mr. Hamlin joined the Company in March 2011 as Senior Vice President of Operations. Prior to joining the company, Mr. Hamlin was a partner at Jamian McElroy & Hamlin, LLC from 2009 to 2011, which is a consulting firm specializing in transportation and infrastructure, domestic and international security and environmental issues. From 1999 to 2010, he held various executive positions at Norwegian Cruise Line Holdings Ltd. and APL Ltd. Beginning in 1986, Mr. Hamlin worked for the Company’s predecessor, Sea-Land Service, Inc. During his tenure with Sea-Land, Mr. Hamlin’s responsibilities included managing the global container and chassis fleet, as well rail and truck operations, which set an industry standard for container asset utilization. He was Vice President, Transportation and Equipment Operations when he left Sea-Land in 1999. Mr. Hamlin is began his career in Saudi Arabia where he held several positions in international trade and transportation in Riyadh and Jeddah before joining U.S. Lines. Mr. Hamlin, a graduate of the University of Maine. Mr. Hamlin formerly served, and now currently serves again, on the board of the Pacific Maritime Association. Mr. Hamlin also previously served on the boards of the Pacific Merchant Shipping Association and the University of Denver Intermodal Transportation Institute, was the former Chairman of the Ocean Carrier Equipment Management Association (OCEMA), and was the former co-chairman of the Intermodal Freight Technology Working Group.

Michael F. Zendan II has served as Executive Vice President, General Counsel and Secretary of the Company since December 2012 and had served as Senior Vice President, General Counsel and Secretary of the Company since June 2011. Previously, he served as Vice President, Deputy General Counsel and Assistant Secretary since joining the Company in September 2009. He is responsible for all legal, regulatory and corporate affairs of the Company, as well as all of the Company’s government affairs, human resources, and information technology functions. Prior to joining the Company, Mr. Zendan served for approximately 10 years as Vice President, General Counsel and Secretary at Muzak LLC. Previous to that, Mr. Zendan worked in various legal roles, including Assistant General Counsel for Coltec Industries Inc. in Charlotte, NC and West Hartford, CT. Mr. Zendan received his undergraduate degree, With Distinction, from Cornell University and his law degree from the State University of New York at Buffalo, where he graduated Cum Laude. He is a member in good standing of the Connecticut Bar since December 1988, the District of Columbia Bar since November 1989, and the North Carolina Bar since March 1997.

Class I Incumbent Directors — Terms Expiring in 2015

David N. Weinstein has served as Chairman of the Company’s Board of Directors since July 1, 2014 and as a Director of the Company since November 2011. Mr. Weinstein has served as a business consultant specializing in corporate restructurings since September 2008. Prior to this role, he served as Managing Director at Calyon Securities, a global provider of commercial and investment banking products and services for corporations and institutional clients, from March 2007 to August 2008. Prior to that, he was a consultant specializing in business reorganization and capital market activities. Mr. Weinstein has also served as a Managing Director and Head of High Yield Capital Markets at BNP Paribas, BankBoston Securities and Chase Securities, Inc., and head of the capital markets group in the high yield department at Lehman Brothers. Mr. Weinstein currently serves on the board of directors of Deep Ocean Group Holding AS and Axiall Corp. He has previously served as Chairman of the Board of Pioneer Companies, Inc. and York Research Corporation, and as a director of Granite Broadcasting Corporation, Interstate Bakeries Corporation, Ithaca Industries, Inc. and Homeland Holdings Corp. Mr. Weinstein holds a Bachelor’s degree from Brandeis University and a Juris Doctorate from the Columbia University School of Law.

Mr. Weinstein’s Experience, Qualifications, and/or Skills: high level experience with corporate management, restructuring and investments, financial and investment expertise, experience in international markets, service on boards of other public companies, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Jeffrey A. Brodsky has served as a Director of the Company since November 2011. Mr. Brodsky is currently leading Quest Turnaround Advisors LLC in its roles as Liquidation Manager of the Rescrap Liquidations Trust, Plan Administrator of Adelphia Communications Corporation and as Trust Administrator of the Adelphia Recovery Trust. Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Rye Brook, NY, in

2000, and has been a Managing Director of Quest since that time. From 2002 to 2011, Mr. Brodsky served as the Chairman, President and Chief Executive Officer of PTV, Inc. (formerly NTL Incorporated). Mr. Brodsky is a Certified Public Accountant and is currently Lead Director of Broadview Network Holdings, Inc., and serves as a director of Euramax International, Inc. and Her Justice Inc. He holds a Bachelor’s degree in Accounting from New York University College of Business and Public Administration, and a Master’s degree in Finance from its Graduate School of Business.

Mr. Brodsky’s Experience, Qualifications, and/or Skills: extensive experience in positions of financial management and planning, accounting and financial expertise, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Kurt M. Cellar has served as a Director of the Company since November 2011. Mr. Cellar has been a self-employed consultant since January 2008. From July 1999 through January 2008, he was a partner and Portfolio Manager at Bay Harbour Management, L.C. Prior to that, he was an associate at Remy Investors and Consultants, Inc., where he sourced and analyzed public and private investment opportunities. Prior to Remy, Mr. Cellar was an associate at LEK/Alcar Consulting Group, Inc., a strategic management consulting firm. Mr. Cellar currently serves on the boards of Angiotech Pharmaceuticals. Inc., Edison Mission Energy Trust, Hawaiian Telecom Holdco, Inc., 2-10 Home Buyers Warranty, Six Flags Entertainment Corporation, and U.S. Concrete, Inc. Mr. Cellar received a Bachelor’s degree in Economics and Business from the University of California, Los Angeles and an M.B.A. in Finance and Entrepreneurial Management from the Wharton School at the University of Pennsylvania.

Mr. Cellar’s Experience, Qualifications, and/or Skills: experience in positions of financial management, risk assessment and investment analysis, familiarity with a wide variety of industry practices as well as strategic experience, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Class II Incumbent Director Nominees — Terms Expiring in 2016

Martin Tuchman has served as a Director of the Company since November 2011. Mr. Tuchman is Chief Executive Officer of the Tuchman Group, which overseas holdings in real estate, banking and international shipping, and has headed Kingstone Capital V, a private investment group, since 2007. Since March 2011, Mr. Tuchman has served on the Board of Directors for Sea Cube Container Leasing Ltd. Since December 2008, Mr. Tuchman has served as the Vice Chairman of the First Choice Bank in Lawrenceville, N.J. In 1968, after helping develop the current standard for intermodal containers and chassis in connection with the American National Standards Institute, Mr. Tuchman co-founded Interpool, Inc., a leading container leasing business, which was sold to funds affiliated with Fortress Investment Group LLC, in 2007. In 1987, Mr. Tuchman formed Trac Lease, a chassis leasing company which was subsequently merged into Interpool, Inc. Mr. Tuchman holds a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. from Seton Hall University.

Mr. Tuchman’s Experience, Qualifications, and/or Skills: familiarity with a wide variety of industry practices as well as strategic experience, experience in supply chain/logistics, transportation and international markets, service on boards of other public companies, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Class III Incumbent Directors — Terms Expiring in 2017

James LaChance has served as a Director of the Company since November of 2011. Mr. LaChance currently serves as a Director of Northern Offshore Ltd., a drilling and production services company and Energy XXI, an E&P oil and gas company. Mr. LaChance has also served as a director of FriendFinder Networks, Inc. and as Chairman of the Board of Global Aviation Corp. From 2005 to 2007, Mr. LaChance served as portfolio manager at Satellite Asset Management, L.P., an investment management fund. From 2002 to June 2005, he was a partner at Post Advisory

Group LLC, an investment management firm in Los Angeles with over $8 billion under management. Prior to that Mr. LaChance was a Portfolio Manager at Liberty View Capital and a restructuring banker at Chase Manhattan Bank NA. Mr. LaChance began his career as an audit and management consultant for Arthur Andersen & Co. in Boston, MA. He graduated from Northeastern University with a Bachelor’s degree in Business Administration and received an M.B.A. from the Stern School of Business at New York University.

Mr. LaChance’s Experience, Qualifications, and/or Skills: experience in positions of financial management and investment analysis, familiarity with enterprise risk management, service on boards of other public companies, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Steven L. Rubin. See “Identification of Executive Officers and Directors — Executive Officers” for the biography of Mr. Rubin.

Mr. Rubin’s Experience, Qualifications, and/or Skills: extensive experience in supply chain/logistics and shipping industries, familiarity with international markets, financial analysis and accounting expertise, citizen of the United States, and “independent” in accordance with the listing requirements of the New York Stock Exchange and NASDAQ

Code of Ethics

We have adopted the Horizon Lines Code of Business Conduct and Ethics (the “Code of Ethics”) which is applicable to all of our Directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers performing similar functions. The Code of Ethics satisfies all requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC pursuant to that Act. The Code of Ethics is posted on our investor relations website under “Corporate Governance” at http://www.ir.horizonlines.com. The Code of Ethics is available in print to any stockholder or interested person, without charge and upon written request directed to our Corporate Secretary at our principal executive offices.

Waivers of provisions from the Code of Ethics may be granted to a Director or an executive officer of the Company only by our Board or by a Committee designated by our Board. During fiscal 2014 no such waivers were granted. The Code of Ethics is also reviewed periodically, and we may issue additional policy statements from time to time, either to address topics not covered in the Code of Ethics or to provide greater detail on topics already covered.

Director Criteria, Diversity, and Nomination Process

Pursuant to its charter and our corporate governance guidelines, the Nominating and Corporate Governance Committee is responsible for considering and recommending all nominees for election as Directors, including stockholder nominees. However, the final approval of any candidate’s nomination is determined by our Board. The Nominating and Corporate Governance Committee has established board candidate guidelines which set the criteria to be considered in evaluating the candidacy of an individual for membership on the Board. Those candidate guidelines are attached to our corporate governance guidelines and are made available on our website at http://www.horizonlines.com under the “Investors” tab.

Suggestions for Director’s nominations may be made in writing and mailed to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, at the Company’s principal executive offices, 2550 West Tyvola Road, Suite 530, Coliseum 3, Charlotte, North Carolina 28217. Any such submission must be accompanied by the written consent of the candidate, which states that he or she consents to being nominated in the Company’s Proxy Statement, and serve as a Director, if elected. Further, such nominations must be submitted in a manner that complies with Section 2.11 of our Bylaws, which establishes certain requirements for the information that must be provided by the nominating stockholder (or Stockholder Associated Person, as defined in our Bylaws), and the timeliness of the notice of such nomination. Section 2.11 of the Company’s Bylaws ensures that complete information regarding the interest of a nominating stockholder is fully disclosed. We will furnish a copy of the Bylaws to any person, without charge, and upon written request directed to our Corporate Secretary at our principal executive offices.

Our Nominating and Corporate Governance Committee will evaluate all stockholder-recommended candidates on the same basis as any other candidate. Among other things, the Nominating and Corporate Governance Committee will consider the experience and qualifications of each candidate as well as his or her past or anticipated contributions to the Board and its Committees.

Information about our Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)A of the Exchange Act. The current members of the Audit Committee are Mr. LaChance (Chairman), Mr. Brodsky, and Mr. Cellar. Mr. Brodsky has been designated as an “Audit Committee Financial Expert.” The Board has determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our Directors and executive officers, and persons who own more than 10% of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the original and amended Forms 3, 4 and 5 furnished to the Company during its last fiscal year, we do not know of any person that failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation.

2014 Summary Compensation Table

The following table sets forth information regarding all compensation earned by the individuals serving as named executives during fiscal 2014, who are Steven L. Rubin, our Chief Executive Officer and President; Samuel A. Woodward, our former Chief Executive Officer and President; Michael T. Avara, our Executive Vice President and Chief Financial Officer; Michael F. Zendan II, our Executive Vice President, General Counsel and Secretary; and William A. Hamlin, our Executive Vice President and Chief Operating Officer:

Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	Stock Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Steven L. Rubin(1)	2014	457,144	—	—	—	15,600	472,744
Chief Executive Officer and President (Principal Executive Officer)

Sam Woodward(2)	2014	300,000	—	—	—	261,500	561,500
Former Chief Executive Officer and President	2013	600,000	—	—	414,000	27,944	1,041,944

Michael T. Avara	2014	370,000	25,000	—	202,242	15,600	612,842
Executive Vice President and Chief Financial Officer	2013	370,000	—	—	152,292	15,300	537,592

Michael F. Zendan II	2014	370,000	25,000	—	202,242	15,600	612,842
Executive Vice President and General Counsel	2013	370,000	—	377,001	152,292	15,300	914,593

William A. Hamlin	2014	330,000	—	—	180,378	15,600	525,978
Executive Vice President and Chief Operating Officer	2013	315,000	—	253,750	135,828	15,300	722,378

(1)	Mr. Rubin was appointed Chief Executive Officer and President on June 27, 2014.

(2)	Mr. Woodward resigned as Chief Executive Officer and President on June 27, 2014.
(3)	Amounts shown represent base salary paid during the fiscal year. Annual base salary adjustments generally become effective after they are approved, which may not coincide with the beginning of the fiscal year.
(4)	This column shows the total grant date fair value of restricted stock unit awards granted to the named executives in fiscal 2013 and 2014, determined in accordance with stock-based compensation accounting standards (FASB ASC Topic 718). The grant date fair value of those awards was determined using the closing price of the Company’s common stock on the grant date of each award. The values reported for awards subject to performance conditions are computed based on probable outcome of the performance condition as of the grant date of the award. The probable outcome for the awards granted is the same as the outcome assuming the highest level of performance is achieved. For more information regarding these awards, refer to note 14 of the Company’s financial statements at page F-33 of this Form 10-K.
(5)	This column shows the amounts actually earned by the named executive officers under the annual cash incentive plan for each of the listed fiscal years.
(6)	The amounts shown in this column are as follows:

Name	Section 401(k) Plan Contributions(1) ($)	Severance Payments(2) ($)	Total ($)
Steven L. Rubin	15,600	—	15,600
Sam Woodward	11,500	250,000	261,500
Michael T. Avara	15,600	—	15,600
Michael F. Zendan II	15,600	—	15,600
William A. Hamlin	15,600	—	15,600

(1)	This column reports the Company’s matching contributions under the 401(k) retirement plan for salaried employees. Matching contributions are generally available to all participants in the 401(k) retirement plan.
(2)	The total amount of the five months of salary continuation payments paid to Mr. Woodward following his resignation from employment in accordance with his separation agreement, as described below.

Chief Executive Officer Employment and Separation Agreements

On June 27, 2014 we entered into an employment agreement with Mr. Rubin to serve as President and Chief Executive Officer in connection with Mr. Woodward’s resignation, which agreement may be terminated upon ninety (90) days’ advance notice to Mr. Rubin. The employment agreement provides that Mr. Rubin will receive an annual base salary of $900,000 and annual equity compensation awards equivalent to those granted to non-employee members of the Board. In addition, Mr. Rubin is eligible to participate in the standard employee benefit plans generally available to executive employees of the Company, including health insurance, life and disability insurance, 401(k) plan, and paid time off and paid holidays. A description of additional terms of the Rubin Agreement can be found below in the section titled “— Termination, Change of Control and Retirement Arrangements.”

On June 27, 2014, Mr. Woodward resigned as President and Chief Executive Officer of the Company, and resigned as a member of the Company’s Board of Directors. In connection with his resignation, Mr. Woodward entered into a separation agreement with the Company pursuant to which he received five months of base salary continuation payments totaling $250,000. In addition, he and his covered dependents were allowed to continue to participate in the Company’s medical and dental benefit plans for up to eighteen months following his resignation at the same cost for such coverage as the cost for active employees of the Company. In consideration for the payments and other benefits accruing to Mr. Woodward under the separation agreement, Mr. Woodward provided the Company with a general release. Mr. Woodward’s employment agreement with the Company was terminated at the time of his resignation.

2014 Equity Awards for Certain Named Executive Officers

We did not grant any equity awards during fiscal 2014.

2014 Cash Incentive Plan

The Board approved a performance-based Cash Incentive Plan for 2014 for all eligible non-union associates (the “CIP”), including Messrs. Avara, Zendan and Hamlin. Each designated employee was assigned a target award under the CIP. The CIP performance criteria consisted of achieving an Adjusted EBITDA target amount for each quarter and for fiscal 2014. Consistent with their award targets, Messrs. Avara, Zendan and Hamlin were each paid a cash bonus of 91% of their individual target award amount for the partial achievement of the performance criteria.

2014 Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the stock option and stock awards held by the named executives as of December 21, 2014. This information includes unexercised and unvested stock options, and unvested restricted stock awards. The named executives’ equity awards are separately shown. The vesting status or schedule for each equity award is shown immediately following the table based on the date on which the equity award was granted and based on whether it is a stock option award or a restricted stock or RSU award. The market value of restricted stock and RSU awards is based on the closing price of Company common stock as of December 19, 2014, which was $0.65.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock Grant Date		Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven L. Rubin	—	—	—	—	—	7/25/2012	(b)(c)	60,000	39,000	—	—

Samuel A. Woodward	—	—	—	—	—	—		—	—	—	—

Michael T. Avara	9/27/2005	496	—	250.00	9/27/2015	—		—	—	—	—
	4/7/2006	425	—	313.50	4/7/2016	—		—	—	—	—
	3/26/2007	300	—	837.75	3/26/2017	—		—	—	—	—
	4/24/2008	600	—	365.75	4/24/2018	—		—	—	—	—
	—	—	—	—		7/25/2012	(a)	—	—	308,333	200,416
	—	—	—	—		7/25/2012	(b)	123,333	80,166	—	—

Michael F. Zendan II	—	—	—	—		7/25/2012	(a)	—	—	187,500	121,875
	—	—	—	—		7/25/2012	(b)	75,000	48,750	—	—
	—	—	—	—		12/26/2012	(a)	—	—	120,833	78,541
	—	—	—	—		12/26/2012	(b)	48,333	31,416	—	—

William A. Hamlin	—	—	—	—		7/25/2012	(a)	—	—	187,500	121,875
	—	—	—	—		7/25/2012	(b)	75,000	75,000	—	—
	—	—	—	—		6/1/2013	(a)	—	—	87,500	56,875
	—	—	—	—		6/1/2013	(b)	35,000	22,750	—	—

Stock Awards Vesting Schedule

Grant	Type of Award and Vesting Schedule
(a)	RSU award; 100% of the RSUs will vest on March 31, 2015 if the named executive remains in continuous employment to that date and specified performance criteria are achieved. As of December 21, 2014, the performance criteria for the performance vesting RSUs have been achieved and those RSUs should therefore become vested, pending review and confirmation by the Compensation Committee.

(b)	RSU award; 100% of the RSUs will vest on March 31, 2015 if the named executive remains in continuous employment to that date.

(c)	This award was granted in connection with Mr. Rubin’s service as a Director and its terms are identical to the terms of the RSU awards granted to other Directors on that date.

Termination and Change of Control Arrangements

On February 25, 2015, the Company’s shareholders adopted the Merger Agreement. Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly-owned subsidiary of Parent. At the February 25, 2015 meeting, the shareholders also adopted an advisory (non-binding) proposal to approve the payment of certain compensation that will or may become payable by the Company to its named executives in connection with the Merger (referred to as “merger-related executive compensation”). The following summarizes the merger related compensation.

Treatment of Equity-Based Awards

Pursuant to the terms of the Merger Agreement, at the effective time of the merger, equity-based awards held by our named executive officers will be treated as follows:

•	Restricted Stock Units — Each restricted stock unit with respect to shares of our common stock (a “Company RSU”), whether vested or unvested, will be converted into a vested right to receive an amount in cash equal to the per share merger consideration.

•	Restricted Stock — Each share of our restricted stock will be converted into a vested right to receive an amount in cash equal to the per share merger consideration.

•	Options — Each outstanding option to acquire shares of our common stock, whether or not then vested or exercisable, will be canceled and converted into the right to receive an amount in cash equal to the product of (1) the excess, if any, of the per share merger consideration over the per share exercise price of such option, multiplied by (2) the total number of shares of our common stock subject to such option. Because the per share exercise price of all outstanding options is greater than the per share merger consideration, all outstanding options will be canceled at the effective time of the Merger without the payment of any consideration.

Acceleration of Bonus Amounts

The Merger Agreement provides for, upon completion of the Merger, a pro-rated payment of (1) the quarterly bonus and (2) the full year bonus (without duplication of the amount payable pursuant to the preceding clause (1) to which employees (including the named executives) would be entitled, in each case, based on (x) actual performance of the Company and (y) the number of days worked during such quarter and fiscal year in which the Merger is consummated.

Retention Bonuses

Pursuant to the Merger Agreement, we may, between the date of the Merger Agreement and the effective time of the Merger, establish a retention bonus pool of up to $750,000 for the benefit of our employees. It is expected that Mr. Rubin will participate in the retention bonus pool, and certain additional executive officers may participate, but the details of such participation and the terms of any retention bonus awards have not been finalized.

Employment Agreement with Steven L. Rubin

If Mr. Rubin’s employment is terminated without cause at any time prior to June 27, 2015, he will be entitled to a lump-sum payment equal to six months’ base salary.

Change of Control Severance Agreements with the Executive Officers

We have entered into Change of Control Severance Agreements (the “COC Agreements”) with certain of our employees, including Messrs. Avara, Zendan and Hamlin, but not Mr. Rubin or Mr. Woodward. The COC Agreements provide that if the named executive’s employment is terminated without cause, or if the named executive terminates his or her employment for good reason, within 24 months of a change of control, the named executive will be entitled to receive:

•	a cash lump sum severance payment equal to two times the sum of: (A) the named executive’s annual base salary in effect immediately before his or her termination, and (B) the named executive’s annual target bonus opportunity for the fiscal year in which the severance payment is triggered;

•	full vesting of the named executive’s equity awards outstanding on the termination date and not otherwise vested (though the relevant equity awards will have already vested in connection with the merger);

•	a cash lump sum payment equal to the total premiums the named executives would have been required to pay for 18 months of COBRA continuation coverage for himself or herself, plus any eligible dependents;

•	continued participation for the named executive and his or her eligible dependents in our optional life insurance and optional personal accident plans for two years following the named executive’s termination date; and

•	outplacement services incurred of up to $25,000 for the period ending one year after the termination date.

The named executive is eligible to receive the payments and benefits under the COC Agreement if the named executive executes a release in favor of the Company and enters into a non-compete, non-solicitation and non-disclosure agreement in favor of the Company. For purposes of the COC Agreement:

“Cause” is defined as willful and continued failure by the named executive to attempt in good faith (other than as a result of incapacity due to mental or physical impairment) to substantially perform the duties of his position; failure to attempt in good faith to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board or the Chief Executive Officer consistent with the duties of his position; a material breach of the Company’s code of ethics; a plea of no contest or plea of nolo contendere, or imposition of unadjudicated probation for any felony (other than a traffic violation or arising purely as a result of the participant’s position with the Company); a knowing unlawful use (including being under the influence) or possession of illegal drugs; or a material bad faith act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence, or breach of fiduciary duty, in each case against the Company. The named executive must be given advance notice and a specified period to remedy certain of these events before their employment can be terminated for cause.

“Good reason” is defined as a material diminution in the named executive’s authority, duties or responsibilities or in the authority, duties or responsibilities of the supervisor to whom the named executive is required to report (including without limitation in the case of an named executive who reports directly to the Chief Executive Officer of the Company immediately prior to a change of control, if, after such change of control, such named executive no longer reports directly to the Chief Executive Officer of the Company or its successor). In addition, “good reason” means a material reduction in the named executive’s annual base salary; a material reduction in the named executive’s annual target bonus opportunity as compared to his average annual target bonus opportunity for the three immediately preceding consecutive fiscal years of the Company; or requiring the named executive to relocate his or her principal place of employment to a location more than 50 miles from the named executive’s then current principal place of employment.

“Change of control” is subject to certain limited exceptions, defined as (i) where any person or group acquires stock of the Company that, together with the Company stock they already hold, represents more than 50% of the total fair market value or total voting power of the Company’s stock; (ii) where (1) any person or group acquires (or has acquired during the twelve-consecutive-month period ending on the date of the most recent acquisition by such person or persons) Company stock having 30% or more of the total voting power of the Company stock; or (2) a majority of members of the Board is replaced during a twelve-consecutive-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; or (iii) where any person or group acquires (or has acquired during the twelve-consecutive-month period ending on the date of the most recent acquisition by such person or group) assets from the Company having a total gross fair market value equal to 40% or more of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. The term “Company” for purposes of this definition includes not only the Company but also other corporations controlled by, or that control or are related to the Company.

If the payments or benefits received by any named executive under the COC Agreement and any other compensation arrangement would be subject to the tax imposed by Section 4999 of the Internal Revenue Code, then the payments and benefits the named executive is entitled to under the COC Agreement will be reduced such that no portion of the total payments the named executive will receive under the COC Agreement and any other arrangement are subject to the excise tax, but only if the net amount of such reduced payments after taxes is greater than or equal to the net amount after taxes of such payments without such reduction.

Any payments a named executive receives under the COC Agreement will be in lieu of any similar severance or termination compensation such that there will be no duplication of severance payments or benefits, including payments and benefits provided for under the Executive Severance Plan (as described below).

Messrs. Avara, Zendan and Hamlin will have good reason under their COC Agreements to terminate their employment immediately after the effective time of the Merger, and any notice requirements or cure provisions have been waived.

Quantification of Payments and Benefits to the Company’s Named Executives

The table below, entitled “Potential Change in Control Payments to Executive Officers,” along with its footnotes, shows the compensation that could become payable to our President and Chief Executive Officer (Mr. Rubin), our former Chief Executive Officer (Mr. Woodward), and our other named executives (Messrs. Avara, Hamlin and Zendan), and that are based on or otherwise relate to the Merger under each such individual’s agreement with the Company (see “— Employment Agreement with Steven L. Rubin,” and “— Change of Control Severance Agreements with the Executive Officers” above).

The amounts indicated below are estimates of the amounts that would be payable to the named executives, and the estimates are based on multiple assumptions that may or may not actually occur, including that the Merger is consummated on June 21, 2015 and, that each named executive experienced a qualifying termination on June 21, 2015. Some of the assumptions are based on information not currently available and, as a result, the actual amounts, if any, to be received by a named executive officer may differ in material respects from the amounts set forth below.

Potential Change in Control Payments to the Named Executives

Name	Cash ($)(1)	Equity ($)(2)	Perquisites/ Benefits ($)(3)	Other ($)(4)	Total ($)
Steven L. Rubin	$450,000	—	—	—	$450,000
Sam Woodward(5)	—	—	—	—	$0
Michael T. Avara	$1,250,600	—	$45,819	$25,000	$1,321,419
Michael F. Zendan II	$1,250,600	—	$51,049	$25,000	$1,326,649
William Hamlin	$1,115,400	—	$33,096	$25,000	$1,173,496

(1)

Amounts reflected above include (A) projected accelerated bonus amounts based on target performance, and (B) potential severance payments that could be made to each respective named executive. The payments provided with respect to (A) are “single-trigger,” as they will be paid upon the Merger and notwithstanding whether the named executive is terminated. For Mr. Rubin, the severance amount reflected above is equal to 6 months’ base salary. For Messrs. Avara, Hamlin and Zendan, the severance amounts reflected above are equal to two times the sum of each applicable named executives (i) annual base salary as of the termination date plus (ii) the annual target bonus opportunity for the year of termination. Mr. Rubin’s severance payment is payable upon a termination without cause that occurs prior to June 27, 2015, notwithstanding the occurrence of a change in control. For the other named executives, the severance payments reflected above are “double-trigger,” as they will only be payable in the event of a termination of employment without “cause” or, for “good reason” during the 24-month period following the consummation of the Merger.

The cash components described above are set forth in the following table:

Name	Retention bonus Payment ($)	Accelerated Bonus Payment	Base Salary Component ($)	Annual Target Bonus Opportunity Component ($)	Total ($)
Steven L. Rubin	*	—	$450,000	—	$450,000
Sam Woodward	*	—	—	—	$0
Michael T. Avara	*	$66,600	$740,000	$444,000	$1,250,600
Michael F. Zendan II	*	$66,600	$740,000	$444,000	$1,250,600
William Hamlin	*	$59,400	$660,000	$396,000	$1,115,400

*	To be determined. The retention bonus payments to these executive officers would not exceed $750,000 in the aggregate (see “— Retention Bonuses” above).
(2)	Assuming that the effective time of the Merger is June 21, 2015, none of the named executives will hold unvested equity, but certain named executives currently hold unvested RSUs that will vest on March 31, 2015 if, (i) with respect to time-vesting RSUs, such named executive remains in continuous employment at such time and (ii) with respect to performance-vesting RSUs, such named executive remains in continuous employment at such time and the relevant performance criteria are achieved (or are deemed to be achieved) as determined by the Compensation Committee. As of December 21, 2014, the performance-vesting RSUs have been achieved and those RSUs should therefore become vested. Set forth below is a table that shows the value of each named executive’s unvested RSUs as of the date hereof, as well as the corresponding value of such holdings that would result at the effective time of the Merger based on the per share merger consideration of $0.72. Any such RSUs that remain unvested at the effective time of the Merger will “single trigger” vest immediately upon consummation of the Merger, whether or not such executive officer’s employment is terminated. All unvested RSUs are expected to vest during the first quarter of 2015.

Name	No. of Shares Underlying Unvested Time- Vesting RSUs	No. of Shares Underlying Unvested Performance- Vesting RSUs	Resulting Consideration from Unvested RSUs ($)
Steven L. Rubin	60,000	—	$43,200
Sam Woodward	—	—	$0
Michael T. Avara	123,334	308,333	$310,800
Michael F. Zendan II	123,334	308,333	$310,800
William Hamlin	110,000	275,000	$277,200

(3)

As described above, upon termination of employment without “cause” or for “good reason”, the named executive is entitled to (i) a lump sum amount equal to the total premiums the named executive would have to pay for 18 months of COBRA continuation coverage under our health benefit plan (i.e., medical, dental and vision coverage), determined using the COBRA premium rate in effect for the level of coverage as of the termination date and (ii) continued participation for the named executive and his eligible dependents in our optional life insurance and optional personal accident plans for two years following the termination date.

These benefits are “double-trigger,” as they will only be payable in the event of a termination of employment without “cause” or for “good reason” during the 24-month period following the consummation of the Merger. The estimated value of this benefit is set forth above.
(4)	As described above, upon termination of employment without “cause” or for “good reason”, the named executive is entitled to outplacement services of up to $25,000 during the 12-month period following termination of employment. These benefits are “double-trigger,” as they will only be payable in the event of a termination of employment without “cause” or for “good reason” during the 24-month period following the consummation of the Merger. The maximum value of this benefit is set forth above.
(5)	Mr. Woodward is no longer a party to any individual agreement with the Company that would entitle him to any change of control payments if the Merger is consummated.

Other Termination Arrangement — Executive Severance Plan

Messrs. Avara, Hamlin and Zendan are covered under the Company’s Executive Severance Plan. They are eligible to receive severance benefits under the plan if their employment is terminated other than for “cause” or if they resign from employment for “good reason.” “Cause” and “good reason” for purposes of the plan generally are defined in the same manner as under the COC Agreements (as discussed above). The severance benefits payable to a participant consist of (1) base salary for one year; (2) coverage for him and his eligible dependents for one year under the Company’s medical plan and certain other welfare benefit plans at the same costs as for active employees; (3) eligibility to receive a pro-rated payment under the annual bonus plan in effect for the year in which the participant’s employment terminated; and (4) outplacement benefits of up to $25,000.

Retirement Arrangements — 401(k) Plan

Each of the named executives participates in the Company’s tax-qualified Section 401(k) retirement plan. The plan provides a 100% matching contribution of up to 6% of an employee’s contributions to the plan. Matching contributions vest immediately. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation arrangements for its executives.

Non-Management Director Compensation

We have historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve as non-management Directors of the Board. Director compensation is reviewed annually by the Compensation Committee. Changes in Director compensation are made when the Board determines that such changes are appropriate.

During fiscal 2014, the annual cash retainer fee paid to each non-management Director was $110,000. The annual cash retainer fee paid to the Chairman of the Board was $220,000. Each Committee chair received an additional retainer. The annual fee paid to the chairpersons of the Audit and Compensation committees was $25,000 and the annual fee paid to the chairperson of Nominating and Corporate Governance committee was $15,000. In addition, Directors received a $2,000 fee for in person attendance at each Board meeting and a $500 fee for participation in each duly noticed telephonic meeting of the Board and for each duly noticed telephonic meeting of any committee of the Board. All members of the Board were reimbursed for actual expenses incurred in connection with attendance at Board and committee meetings. The Directors did not receive any equity-based compensation during fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)
Jeffrey A. Brodsky(1)	190,000			190,000
Kurt M. Cellar(2)	148,000			148,000
James LaChance(3)	152,500			152,500
Steven L. Rubin(6)	69,000			69,000
Martin Tuchman(4)	160,500			160,500
David N. Weinstein(5)	191,000			191,000

(1)	Includes cash compensation of $110,000 for his role as Chairman of the Board for six months of the year.
(2)	Includes a fee of $15,000 for serving as chair of the Nominating and Corporate Governance Committee.
(3)	Includes a fee of $25,000 for serving as chair of the Audit Committee.
(4)	Includes a fee of $25,000 for serving as chair of the Compensation Committee.
(5)	Includes cash compensation of $110,000 for his role as Chairman of the Board for six months of the year.
(6)	This fee was for his role as a Director for six months of the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Our equity ownership is split between holdings of common stock and warrants to purchase common stock. As of January 27, 2015, there were 40,540,047 shares of common stock outstanding and there were outstanding warrants to purchase 51,838,570 shares of common stock. We issued warrants to ensure compliance with the U.S. ownership requirements of the Jones Act. Holders of warrants are not permitted to exercise their warrants if (i) the shares of common stock issuable upon exercise would constitute “excess shares” under the our restated certificate of incorporation, or (ii) a holder of warrants cannot establish to our reasonable satisfaction that it (or, if not the holder, the person that the holder has designated to receive common stock upon exercise or conversion) is a United States citizen and receipt of such stock would cause such person or any person whose ownership position would be aggregated with that of such person to exceed 4.9% of the outstanding shares of common stock. Because the ability to exercise warrants is subject to conditions outside the control of the holder, beneficial ownership has not been attributed to holders of warrants on account of their warrants for purposes of disclosures required in this report. As a result, the table below does not reflect holders who would be beneficial owners of 5% or more of common stock if their warrants were deemed to be fully converted (such as Ship Finance International, Ltd. (14 Par-la-Ville Road, Hamilton, HM 08 Bermuda), which holds warrants to purchase 9,250,000 shares of common stock). Based on filings with the SEC and other information, the table below sets forth beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) as of [January 27, 2015] (unless otherwise indicated) of common stock by:

•	each of our directors and named executive officers;

•	all of our current executive officers and directors as a group; and

•	each person or “group” of persons (as defined under Section 13(d)(3) of the Exchange Act) known by us to own beneficially more than five percent of the outstanding shares or voting power of the Company’s common stock.

Unless otherwise indicated, shares are owned directly or indirectly with sole voting and investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (%)
Pioneer Investment Management, Inc.(1)	9,784,235	24.1
60 State Street
Boston, Massachusetts 02109
Western Asset Management Co.(2)	8,929,838	22.0
385 East Colorado Boulevard
Pasadena, California 91101
Beach Point Capital Management (LP)(3)	4,626,910	11.4
1620 26th Street, Suite 6000N
Santa Monica, California 90404
Caspian Capital LP(4)	2,338,399	5.8
767 5th Avenue
New York, New York 10153
Michael T. Avara	3,757	*
William A. Hamlin	2,250	*
Michael F. Zendan II	675	*
All Directors and executive officers as a group	6,682	*

*	Indicates less than 1.0% ownership.
(1)	Based on the joint Schedule 13G/A filed on February 13, 2014, by Pioneer Global Asset Management S.p.A, Pioneer Investment Management, Inc., Pioneer Asset Management, SA, and Pioneer Institutional Asset Management, Inc., which reports a total aggregate ownership by the various Pioneer entities of 9,784,235 shares of Company common stock. We believe that the Pioneer entities also hold warrants exercisable into an additional aggregate of 9,239,745 shares of Company common stock.
(2)	Based on the voting agreement between the Company and Western Asset Management Company (“WAMCO”) dated November 11, 2014.
(3)	Based on the voting agreement between the Company and Beach Point Capital Management LP (“Beach Point”) dated November 11, 2014.
(4)	Based on the voting agreement between the Company and Caspian Capital, L.P. (“Caspian”) dated November 11, 2014.

Equity Compensation Plan Information

The following table sets forth information as of December 21, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The plans were approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards*	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	26,365	$402.36	37,390
Equity compensation plans not approved by security holders	—	—	4,450,000

Total	26,365	$402.36	4,487,390

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Related Party Transactions

Employment of Christopher W. Hamlin. Christopher W. Hamlin, a son of William A. Hamlin, who is an Executive Vice President and the Chief Operating Officer of the Company, was employed by the Company in fiscal 2014 and received total compensation of approximately $134,973, which included base salary, amounts received under the cash incentive plan and matching contributions to the section 401(k) savings plan. In addition, the Company paid a portion of health and welfare benefits, similar to other eligible non-Union employees.

We have adopted the Horizon Lines Code of Business Conduct and Ethics, which specifically addresses conflicts of interest. Specifically, in the section of the Code of Ethics titled “Conflicts of Interest,” the Company requires its officers, Directors and employees to refrain from having any financial or other relationship in or with a third party that does business with the Company in a situation where the officer, Director or employee has authority for the Company’s interests. See our discussions of “Corporate Governance Guidelines” and “Code of Ethics” within the disclosures entitled “BOARD AND CORPORATE LEADERSHIP — STRUCTURE, GOVERNANCE PHILOSOPHY, AND COMMITTEE ROLES” of this Annual Report.

During fiscal 2014, our executive officers and Directors have complied with our Code of Ethics by refraining from interested transactions and relationships that may compromise their fiduciary duty to the Company.

Director Independence

Our Board reviews annually the independence of each Director. During these reviews, the Board considers all transactions and relationships between each Director (and his immediate family and affiliates) and the Company to determine whether any of those transactions or relationships are inconsistent with a determination of independence. The Board determined that none of the Directors who qualify as independent have a material business, financial or other relationship with the Company, other than as a Director or stockholder of the Company. Our Board determined that Mr. Rubin, who became our President and Chief Executive Officer in June, 2014, does not satisfy our independence requirements as of that date.

Item 14.	Principal Accounting Fees and Services

The following fees were paid to Ernst & Young LLP for services rendered in fiscal 2014 and fiscal 2013:

	2014	2013
Audit Fees(1)	$1,285,203	$1,236,881
Audit Related Fees(2)	0	60,710
Tax Fees	0	0
All Other Fees	2,000	2,000

Total	$1,287,203	$1,299,591

(1)	Includes audit of our annual financial statements, review of our quarterly financial statements included in our Forms 10-Q and assistance with and review of SEC filings.
(2)	Includes agreed-upon attestation procedures and accounting consultations associated with potential transactions.

Pre-Approval of Audit and Non-Audit Services

The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all audit and non-audit services to be performed by our independent registered public accounting firm. Pursuant to our Audit and Non-Audit Services Pre-Approval Policy, the pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the Audit Committee. Any proposed services, exceeding these levels or amounts, require specific pre-approval by the

Audit Committee. Requests or applications to provide services that require specific approval by the Audit Committee are to be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer of the Company, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

In accordance with such policies and applicable law, all audit, audit related, and tax fees paid to Ernst & Young LLP in fiscal 2014 and 2013 were pre-approved by the Audit Committee.

The Audit Committee also is responsible for maintaining hiring policies for employees and former employees of the independent registered public accounting firm. We have not hired any employees or former employees of the independent registered public accounting firm engaged on our account for the last three years.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines, Inc.

(a)(2) Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 11, 2014, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	11/13/14	2.1

2.2	Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holdings LLC, Horizon Lines, Inc. and Sunrise Operations LLC Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	11/13/14	2.2

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	2/17/15	2.1

3.1	Articles

3.2	Second Amended and Restated Bylaws of Horizon Lines, Inc., as amended through May 1, 2014	8-K	001-32627	5/5/14	3.1

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

4.1	Third Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	4.1

4.2	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes	8-K	001-32627	3/26/14	4.2

4.3	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s Second Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	4.3

4.4	Fifth Supplemental Indenture, dated November 11, 2014, by and between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.00% Series A Convertible Senior Secured Notes due 2017	8-K	001-32627	11/13/14	4.1

10.1	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	10.1

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.2	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes	8-K	001-32627	3/26/14	10.2

10.3	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s Second Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	10.3

10.4	Joinder No. 1 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.4

10.5	Joinder No. 2 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.5

10.6	Joinder No. 3 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.6

10.7	Joinder No. 4 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.7

10.8	Joinder No. 1 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.8

10.9	Joinder No. 2 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.9

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.10	Joinder No. 3 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.10

10.11	Joinder No. 4 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.11

10.12	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin	8-K	001-32627	7/1/14	10.1

10.13	Settlement Agreement, dated July 28, 2014	10-Q	001-32627	7/30/14	10.2

10.14	Separation Agreement and General Release between Horizon Lines, Inc. and Samuel A. Woodward dated June 27, 2014	10-Q	001-32627	10/24/14	10.1

10.15	Form of Amendment to Restricted Stock Unit Agreement with Executive Officers	8-K	001-32627	8/21/14	10.1

10.16	Form of Amendment to Restricted Stock Unit Agreement with Non-Employee Director	8-K	001-32627	8/21/14	10.2

14	Code of Ethics.	10-K	001-32627	2/5/09

21	List of Subsidiaries of Horizon Lines, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

(101.INS)	XBRL Instance Document					X

(101.SCH)	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document					X

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document					X

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document					X

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibit represents a management contract or compensatory plan.
†	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.
††	Portions of this document were omitted and filed separately pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of March 2015.

HORIZON LINES, INC.

By:	/s/ STEVEN L. RUBIN
Steven L. Rubin
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 13th day of March 2015.

Signature	Title

/s/ STEVEN L. RUBIN	President, Chief Executive Officer and Director
Steven L. Rubin	(Principal Executive Officer)

/s/ MICHAEL T. AVARA	Executive Vice President and Chief Financial
Michael T. Avara	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID N. WEINSTEIN	Chairman of the Board and Director
David N. Weinstein

/s/ JEFFREY A. BRODSKY	Director
Jeffrey A. Brodsky

/s/ KURT M. CELLAR	Director
Kurt M. Cellar

/s/ JAMES LACHANCE	Director
James LaChance

/s/ MARTIN TUCHMAN	Director
Martin Tuchman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Horizon Lines, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Lines, Inc. as of December 21, 2014 and December 22, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ deficiency for each of the three years in the period ended December 21, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines, Inc. at December 21, 2014 and December 22, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 21, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 13, 2015

Horizon Lines, Inc.

Consolidated Balance Sheets

	December 21, 2014	December 22, 2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$8,552	$5,236
Accounts receivable, net of allowance	101,932	100,460
Materials and supplies	16,043	23,369
Deferred tax asset	2,575	1,140
Prepaid and other current assets	10,050	8,915

Total current assets	139,152	139,120
Property and equipment, net	201,060	226,838
Goodwill	198,793	198,793
Intangible assets, net	25,291	35,154
Other long-term assets	15,766	24,702

Total assets	$580,062	$624,607

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$43,374	$49,897
Current portion of long-term debt, including capital lease	17,207	11,473
Restructuring liabilities	18,804	587
Other accrued liabilities	72,129	76,819

Total current liabilities	151,514	138,776
Long-term debt, including capital lease, net of current portion	520,522	504,845
Deferred tax liability	3,052	1,391
Long-term restructuring liabilities	22,861	—
Other long-term liabilities	27,375	23,387

Total liabilities	725,324	668,399

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.01 par value, 30,500 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,033 shares issued and outstanding at December 21, 2014 and 150,000 shares authorized, 38,885 shares issued and outstanding as of December 22, 2013	1,010	999
Additional paid in capital	383,809	384,073
Accumulated deficit	(524,484)	(429,891)
Accumulated other comprehensive (loss) income	(5,597)	1,027

Total stockholders’ deficiency	(145,262)	(43,792)

Total liabilities and stockholders’ deficiency	$580,062	$624,607

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
	(In thousands, except per share amounts)
Operating revenue	$1,075,216	$1,033,310	$1,073,722
Operating expense:
Cost of services (excluding depreciation expense)	900,316	866,120	932,578
Depreciation and amortization	31,435	36,850	38,774
Amortization of vessel dry-docking	17,476	14,701	13,904
Selling, general and administrative	82,465	76,709	79,710
Restructuring charge	65,955	6,324	4,340
Impairment charge	313	3,295	386
Legal settlements	995	1,387	—
Miscellaneous income	(199)	(3,453)	(222)

Total operating expense	1,098,756	1,001,933	1,069,470

Operating (loss) income	(23,540)	31,377	4,252
Other expense (income):
Interest expense, net	70,923	66,916	62,888
(Gain) loss on modification/conversion of debt	—	(5)	36,615
Gain on change in value of debt conversion features	(102)	(271)	(19,405)
Other expense, net	40	16	39

Loss from continuing operations before income taxes	(94,401)	(35,279)	(75,885)
Income tax expense (benefit)	226	(1,925)	(1,482)

Net loss from continuing operations	(94,627)	(33,354)	(74,403)
Net income (loss) from discontinued operations	34	1,421	(20,295)

Net loss	$(94,593)	$(31,933)	$(94,698)

Basic and diluted net (loss) income per share:
Continuing operations	$(2.33)	$(0.91)	$(3.26)
Discontinued operations	—	0.04	(0.89)

Basic and diluted net loss per share	$(2.33)	$(0.87)	$(4.15)

Number of weighted average shares used in calculations:
Basic	40,623	36,498	22,794
Diluted	40,623	36,498	22,794

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
	(In thousands)
Net loss	$(94,593)	$(31,933)	$(94,698)
Other comprehensive income (loss)
Unrecognized actuarial (losses) gains	(7,077)	1,831	(3,043)
Unwind of interest rate swap	—	—	(726)
Amortization of pension and post-retirement benefit transition obligation, net of tax	453	379	514

Other comprehensive (loss) income	(6,624)	2,210	(3,255)

Comprehensive loss	$(101,217)	$(29,723)	$(97,953)

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(94,627)	$(33,354)	$(74,403)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	24,957	24,781	21,295
Amortization of intangibles	6,478	12,069	17,479
Amortization of vessel dry-docking	17,476	14,701	13,904
Impairment charge	313	3,295	386
Restructuring charge	65,955	6,324	4,340
Legal settlements	995	1,387	—
Gain on change in value of conversion features	(102)	(271)	(19,405)
Amortization of deferred financing costs	3,385	3,259	2,615
Deferred income taxes	226	(1,922)	(112)
Gain on equipment disposals	(1,027)	(3,604)	(832)
(Gain) loss on modification/conversion of debt	—	(5)	36,615
Payment-in-kind interest expense	29,325	25,587	20,493
Accretion of interest on debt	1,170	1,032	3,996
Accretion of interest on legal settlements	917	984	1,971
Other non-cash interest accretion	—	378	—
Stock-based compensation	991	2,895	2,169
Changes in operating assets and liabilities:
Accounts receivable, net	(1,780)	(775)	6,200
Materials and supplies	4,506	5,865	(1,508)
Other current assets	(1,218)	(493)	(1,233)
Accounts payable	(6,519)	3,314	14,900
Accrued liabilities	(3,667)	(9,277)	(2,800)
Vessel rent	—	(777)	(13,223)
Vessel dry-docking payments	(12,585)	(17,123)	(18,802)
Legal settlement payments	(4,733)	(6,500)	(5,500)
Other assets/liabilities	(129)	73	(222)

Net cash provided by operating activities from continuing operations	30,307	31,843	8,323
Net cash (used in) provided by operating activities from discontinued operations	(70)	1,806	(25,711)

Cash flows from investing activities:
Purchases of equipment	(17,809)	(113,846)	(14,823)
Proceeds from sale of equipment	2,851	15,739	3,407

Net cash used in investing activities from continuing operations	(14,958)	(98,107)	(11,416)
Net cash provided by investing activities from discontinued operations	—	—	6,000

Cash flows from financing activities:
Issuance of debt	—	95,000	—
Borrowing under revolving credit facility	93,150	34,300	42,500
Payments on revolving credit facility	(93,150)	(76,800)	—
Payments of long-term debt	(7,875)	(2,250)	(4,484)
Payment of financing costs	(11)	(5,711)	(6,406)
Payments on capital lease obligations	(4,077)	(2,684)	(2,114)

Net cash (used in) provided by financing activities	(11,963)	41,855	29,496

Net change in cash from continuing operations	3,386	(24,409)	26,403
Net change in cash from discontinued operations	(70)	1,806	(19,711)

Net change in cash	3,316	(22,603)	6,692
Cash at beginning of year	5,236	27,839	21,147

Cash at end of year	$8,552	$5,236	$27,839

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Consolidated Statements of Changes in Stockholders’ Deficiency

	Common Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Deficiency
	(In thousands)
Stockholders’ deficiency at December 25, 2011	2,269	$605	$(78,538)	$213,135	$(303,260)	$2,072	$(165,986)

Vesting of restricted stock	10	—	—	51	—	—	51
Stock-based compensation	—	—	—	1,918	—	—	1,918
Stock issued as part of conversion of debt	30,065	328	—	75,774	—	—	76,102
Warrants issued as part of conversion of debt	—	—	—	125,188	—	—	125,188
Warrants issued to SFL	—	—	—	43,938	—	—	43,938
Conversion of warrants to stock	2,090	21	—	(21)	—	—	—
Retirement of treasury shares	—	—	78,538	(78,538)	—	—	—
Net loss	—	—	—	—	(94,698)	—	(94,698)
Unrecognized actuarial loss, net of tax	—	—	—	—	—	(3,043)	(3,043)
Unwind of interest rate swap	—	—	—	—	—	(726)	(726)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	514	514

Stockholders’ deficiency at December 23, 2012	34,434	$954	$—	$381,445	$(397,958)	$(1,183)	$(16,742)

Stock-based compensation	—	—	—	2,660	—	—	2,660
Vesting of restricted stock	4	—	—	—	—	—	—
Stock issued as part of conversion of debt	8	—	—	13	—	—	13
Conversion of warrants to stock	4,439	45	—	(45)	—	—	—
Net loss	—	—	—	—	(31,933)	—	(31,933)
Unrecognized actuarial gain, net of tax	—	—	—	—	—	1,831	1,831
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	379	379

Stockholders’ deficiency at December 22, 2013	38,885	$999	$—	$384,073	$(429,891)	$1,027	$(43,792)

Stock-based compensation	—	—	—	(253)	—	—	(253)
Vesting of restricted stock	3	—	—	—	—	—	—
Conversion of warrants to stock	1,145	11	—	(11)	—	—	—
Net loss	—	—	—	—	(94,593)	—	(94,593)
Unrecognized actuarial loss, net of tax	—	—	—	—	—	(7,077)	(7,077)
Amortization of pension and post-retirement benefit transition obligation, net of tax	—	—	—	—	—	453	453

Stockholders’ deficiency at December 21, 2014	40,033	$1,010	$—	$383,809	$(524,484)	$(5,597)	$(145,262)

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Lines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Operations

Horizon Lines, Inc. (the “Company”) operates as a holding company for Horizon Lines, LLC (“Horizon Lines”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Alaska, LLC (“Horizon Lines of Alaska”), a Delaware limited liability company and wholly-owned subsidiary, Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and wholly-owned subsidiary, and Hawaii Stevedores, Inc. (“HSI”), a Hawaii corporation and wholly-owned subsidiary,. Horizon Lines operates as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, and Hawaii as well as Puerto Rico through December 2014 before ceasing container shipping in Puerto Rico as discussed below. Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. Horizon Lines also offers terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provides terminal services in Puerto Rico, which will continue through the first quarter of 2015.

The accompanying consolidated financial statements include the consolidated accounts of the Company and its majority owned subsidiaries and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficiency and cash flows. All significant intercompany accounts and transactions have been eliminated.

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

On November 11, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Matson Navigation Company, Inc., a Hawaii corporation (“Matson”), and Hogan Acquisition Inc., a Delaware corporation and a wholly-owned Subsidiary of Matson (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly-owned subsidiary of Matson. On November 11, 2014, the Company also entered into a Contribution, Assumption and Purchase Agreement (the “Purchase Agreement”) with the Pasha Group, a California corporation (“Pasha”), SR Holdings LLC, a California limited liability company and wholly owned subsidiary of Pasha and Sunrise Operations LLC, a California limited liability company and wholly-owned subsidiary of the Company, pursuant to which Pasha will acquire the Company’s Hawaii trade lane business, prior to closing of the Merger, for approximately $141.5 million in cash. The description of the Merger Agreement and the Purchase Agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and the Purchase Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2014, as well as the Amendment No. 1 to Agreement and Plan of Merger, dated as of November 11, 2014, as filed with our current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

Under the terms of the Merger Agreement, following the sale of the Company’s Hawaii business (the “Hawaii sale”) to Pasha, if the Merger is consummated, each outstanding share of Company common stock, other than shares owned by the Company, Matson, Merger Sub and holders who are entitled to and properly exercise appraisal rights under Delaware law, will be converted into the right to receive $0.72 in cash, without interest and less any applicable withholding taxes (the “per share merger consideration”) and each outstanding warrant to acquire shares of Company common stock will be canceled and converted into the right to receive an amount in cash equal to the product of the per share merger consideration multiplied by the total number of shares of Company common stock subject to such warrant, without interest and less any applicable withholding taxes.

The Merger is subject to the satisfaction of a number of conditions including, among other things, completion of the Hawaii sale. The Hawaii Sale is also subject to the satisfaction of a number of conditions including, among other things, satisfaction or waiver of the conditions to the completion of the Merger and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied. The Company currently expects to close the Merger immediately after the completion of the Hawaii sale, assuming that all of the conditions to the completion of the Merger have been satisfied when the conditions to the completion of the Hawaii sale are satisfied.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with a superior proposal (a “Fiduciary Termination”). In certain circumstances, if the Merger Agreement is terminated due to a Fiduciary Termination, we would be responsible to pay a termination fee to Matson of $9.5 million and reimburse Matson for all its out-of-pocket expenses incurred in connection with the Merger.

The Purchase Agreement may be terminated under certain circumstances. If the Purchase Agreement is terminated following a Fiduciary Termination of the Merger Agreement, we would be required to pay a termination fee to Pasha of $5.0 million and reimburse Pasha for all its out-of-pocket expenses incurred in connection with the Hawaii sale. If the Purchase Agreement is terminated under certain circumstances, including in specified circumstances due to the failure to obtain regulatory approval, Pasha would be responsible to pay the Company a termination fee of $30.0 million.

Prior to the execution of the Purchase Agreement, the Company established a wholly-owned subsidiary, Sunrise Operations LLC, to facilitate the transfer of the designated assets to Pasha if and when that transaction is consummated. Subsequent to the execution of the Purchase Agreement, the Company established four additional subsidiaries (the “Additional Subsidiaries”), each of which is wholly owned by Sunrise Operations LLC (the Additional Subsidiaries collectively with Sunrise Operations LLC, the “Sunrise Subsidiaries”). Each of the Sunrise Subsidiaries is an immaterial subsidiary or a non-guarantor within the meaning of the Company’s various debt agreements and the Indentures.

On February 25, 2015, at a special meeting (the “Special Meeting”) of the stockholders of the Company, the Company’s stockholders approved the proposal to adopt the Merger Agreement. The issued and outstanding shares of Company common stock entitled to vote at the Special Meeting consisted of 40,540,047 shares with 34,884,148 votes cast in favor of the proposal to adopt the Merger Agreement.

In the fourth quarter of 2014, the Company announced a decision to discontinue its liner service between the U.S. and Puerto Rico and to discontinue terminal services in Puerto Rico in the first quarter of 2015. As a result of the termination of Puerto Rico service, the Company recorded a pretax restructuring charge of $65.7 million during the fourth quarter of 2014. This charge includes severance costs, equipment impairment and contract termination costs, and the early withdrawal from a multiemployer pension plan, among other things.

2.	Significant Accounting Policies

Cash

Cash of the Company consists principally of cash held in banks.

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

The allowance for doubtful accounts approximated $4.6 million and $3.8 million at December 21, 2014 and December 22, 2013, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company determines whether an impairment loss should be recognized. An impairment loss is recognized for a long-lived asset (or asset group) that is held and used only if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value. Estimates of future cash flows used to test a long-lived asset (or asset group) for recoverability include only the future cash flows (cash inflows and associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset (or asset group). Estimates of future cash flows are based on the Company’s assumptions about its use of a long-lived asset (or asset group). The cash flow estimation period is based on the long-lived asset’s (or asset group’s) remaining useful life to the entity. When long-lived assets are grouped for purposes of performing the recoverability test, the remaining useful life of the asset group is based on the useful life of the primary asset. The primary asset of the asset group is the principal long-lived tangible asset being depreciated that is the most significant component asset from which the group derives its cash-flow-generating capacity. Estimates of future cash flows used to test the recoverability of a long-lived asset (or asset group) that is in use is based on the existing service potential of the asset (or asset group) at the date tested. Existing service potential encompasses the long-lived asset’s estimated useful life, cash flow generating capacity, and, the physical output capacity. The estimated cash flows include cash flows associated with future expenditures necessary to maintain the existing service potential, including those that replace the service potential of component parts, but they do not include cash flows associated with future capital expenditures that would increase the service potential. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

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

Goodwill has an indefinite life, and as a result is not amortized. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company identified its reporting unit by first determining its operating segment, and then assessed whether any components of the operating segment constituted a business for which discrete financial information is available and where segment management regularly reviews the operating results of the component. The Company concluded it had one operating segment and one reporting unit.

The Company reviews goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the Company’s single reporting unit exceeds its fair value (step one), the Company measures the possible goodwill impairment based on a hypothetical allocation of the estimated fair value of the reporting unit to all of the underlying assets and liabilities, including previously unrecognized intangible assets (step two). The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs of service, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair value of a reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods.

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

Amounts recorded for the pension plan and the post-retirement benefit plan reflect estimates related to future interest rates, investment returns, and employee turnover. The expected return on pension plan assets is determined using the fair market value of plan assets. The Company’s method for amortizing actuarial gains and losses is to amortize the gain or loss over the average expected future service of active participants expected to receive benefits. The Company reviews all assumptions and estimates on the single employer and post-retirement benefit plans on an ongoing basis.

The Company is required to recognize the overfunded or underfunded status of its defined benefit and post-retirement benefit plans as an asset or liability, with changes in the funded status recognized as an adjustment to the ending balance of accumulated other comprehensive loss in the year they occur. The pension plan and the post-retirement benefit plans are in an underfunded status.

Computation of Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. In periods when the Company generates net income from continued operations, diluted net (loss) income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares including stock options, restricted stock units, and warrants to purchase common stock, using the treasury-stock method and from convertible stock using the “if converted” method.

Reportable Segment

Reportable segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one reportable segment.

Fiscal Period

The fiscal period of the Company typically ends on the Sunday before the last Friday in December. For fiscal year 2014, the fiscal period began on December 23, 2013 and ended on December 21, 2014. For fiscal year 2013, the fiscal period began on December 24, 2012 and ended on December 22, 2013. For fiscal year 2012, the fiscal period began on December 26, 2011 and ended on December 23, 2012. Each of the fiscal years ended December 21, 2014, December 22, 2013 and December 23, 2012 consisted of 52 weeks.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in ASC 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as “held for sale”) that have not been reported in financial statements previously issued or available for issuance. We plan on adopting the standard in the quarter ending March 22, 2015 and expect the disposition of our Puerto Rico operations will qualify for classification as discontinued operations.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the pronouncement recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

Supplemental Cash Flow Information

Non-cash financing activities were as follows (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Notes issued as payment in kind	$28,615	$24,762	$26,924
Conversion of debt to equity	—	20	283,935
Second lien notes issued to SFL	—	—	40,000

Cash payments for interest and income tax payments (refunds) were as follows (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Interest	$36,357	$33,919	$29,257
Income taxes	286	(18)	(234)

3.	Long-Term Debt

Long-term debt, net of original issue discount or premium, consists of the following (in thousands):

	December 21, 2014	December 22, 2013
First lien notes	$219,458	$222,381
Second lien notes	217,126	187,129
$75.0 million term loan agreement	68,544	73,282
$20.0 million term loan agreement	19,709	19,572
Capital lease obligations	11,317	12,415
ABL facility	—	—
6.00% convertible notes	1,575	1,539

Total long-term debt	537,729	516,318
Current portion	(17,207)	(11,473)

Long-term debt, net of current portion	$520,522	$504,845

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

We formed Sunrise Operations LLC and each of its downstream subsidiaries (collectively, the “Sunrise LLCs”) pursuant to the terms of the Purchase Agreement. The Sunrise LLCs currently have no operations. Accordingly, the Sunrise LLCs are each currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements.

Per the terms of the Horizon Lines Debt Agreements, the Alaska SPEs (as defined below) are not required to be a party thereto, and are considered “Unrestricted Subsidiaries” under the 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement. The Alaska SPEs do not guarantee any of the Horizon Lines Debt Agreements; however, they are the sole guarantors of the $75 Million Agreement.

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

The ABL Facility is secured on a first-priority basis by liens on the accounts receivable, deposit accounts, securities accounts, investment property (other than equity interests of the subsidiaries and joint ventures of the Company) and cash, in each case with certain exceptions, of the Company and the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above (collectively, the “ABL Priority Collateral”). Substantially all other assets of the Company and the Company’s subsidiaries, other than the assets of the Immaterial Subsidiaries and the Unrestricted Subsidiaries identified above, also serve as collateral for the Horizon Lines Debt Agreements (collectively, such other assets are the “Secured Notes Priority Collateral”).

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
Horizon Lines, Inc.	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Sunrise LLCs	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

The following table lists the order of lien priority for each of the Horizon Lines Debt Agreements on the Secured Notes Priority Collateral and the ABL Priority Collateral, as applicable:

	Secured Notes Priority Collateral	ABL Priority Collateral
$20.0 Million Agreement	First	Second
First Lien Notes	Second	Third
Second Lien Notes	Third	Fourth
6.0% Convertible Notes	Fourth	Fifth
ABL Facility	Fifth	First

First Lien Notes

The 11.00% First Lien Senior Secured Notes (the “First Lien Notes”) were issued pursuant to an indenture on October 5, 2011. The First Lien Notes bear interest at a rate of 11.0% per annum, payable semiannually beginning on April 15, 2012 and mature on October 15, 2016. The First Lien Notes are callable at par plus accrued and unpaid interest. Horizon Lines is obligated to make mandatory prepayments of 1%, on an annual basis, of the original principal amount. These prepayments are payable on a semiannual basis and commenced on April 15, 2012.

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

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

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, were callable by Horizon Lines at 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, and thereafter the Second Lien Notes are callable by Horizon Lines at (i) 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and (ii) at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014 and October 15, 2014, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million, $10.1 million and $10.8 million, respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. In addition, Horizon Lines elected to satisfy its interest obligation under the Second Lien Notes due April 15, 2015 by issuing additional Second Lien Notes. As such, as of December 21, 2014, Horizon Lines has recorded $4.3 million of accrued interest as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial

Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014, and October 15, 2014, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million, $3.7 million, and $4.0 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. In addition, Horizon Lines has elected to satisfy its interest obligation under the SFL Notes due April 15, 2015 by issuing additional SFL Notes. As such, as of December 21, 2014, Horizon Lines has recorded $1.5 million of accrued interest as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. Horizon Lines had $11.4 million of letters of credit outstanding as of December 21, 2014, which reduces our overall borrowing availability. As of December 21, 2014, there were no borrowings outstanding under the ABL facility and total borrowing availability was $71.7 million.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of December 21, 2014. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska. The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Lines was in compliance with all such applicable covenants as of December 21, 2014.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of December 21, 2014, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

In connection with the execution of the Merger Agreement, on November 11, 2014, the Company and U.S. Bank National Association (the “Trustee”), as trustee and collateral agent entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the 6.00% Convertible Notes Indenture. The Fifth Supplemental Indenture provides that, subject to the satisfaction and discharge of all secure debt that is senior to the 6.00% Convertible Notes, immediately after consummation of the Merger contemplated by the Merger Agreement, the Company will make an irrevocable deposit (“the Merger Deposit”) with the Trustee of an amount in cash that is sufficient to pay the principal of, premium (if any) and interest on the 6.00% Convertible Notes on the scheduled due dates through and including its stated maturity. Upon receipt of the Merger Deposit, unless and until a default or event of default with respect to the payment of principal, premium (if any) or interest on the

6.00% Convertible Notes occurs, certain covenants in the 6.00% Convertible Notes Indenture will be suspended and neither the Company nor any of its subsidiaries will be obligated to comply with such covenants. The covenants subject to suspension, include, among others, covenants regarding the Company’s obligation to furnish annual and quarterly reports to the Trustee, covenants regarding restricted payments, covenants regarding restrictions on dividends and other distributions, incurrence of debt, incurrence of liens, affiliate transactions, and certain covenants regarding asset sales. The Trustee will use the Merger Deposit for payment of principal, premium (if any) and interest on the Notes pursuant to the terms of the 6.00% Convertible Notes Indenture.

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

As of December 21, 2014, the fair value of the embedded conversion features was $18 thousand which was calculated using the Black-Scholes Pricing Model. The Company recorded a non-cash gain of $0.1 million, $0.3 million and $19.4 million during the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively, for the change in fair value of embedded conversion features, which was recorded within other expense on the Condensed Consolidated Statement of Operations.

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of December 21, 2014 there were 1.1 billion warrants outstanding for the purchase of up to 51.9 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the Warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the holder has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 22, 2013, and on December 21, 2014. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of December 21, 2014 and December 22, 2013 totaled $522.6 million and $488.9 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

Contractual maturities of long-term debt obligations as of December 21, 2014 are as follows (in thousands):

2015	$9,750
2016	511,113
2017	1,991
2018	—
2019	—
Thereafter	—

$522,854

4.	Impairment Charges

During 2014, we recorded $0.3 million of impairment charges related to the disposition of a crane in our Dutch Harbor location.

The Company made progress payments for three new cranes, which are still in the construction phase, that were initially purchased for use in our Anchorage, Alaska terminal. These cranes were expected to be installed and become fully operational in December 2010. However, the Port of Anchorage Intermodal Expansion Project encountered delays that continued beyond 2014. During 2013, we sold two of these cranes and recorded an impairment charge of $2.6 million to write down the carrying value of the cranes to their net proceeds. We expect to install the remaining crane in our terminal facility in Kodiak, Alaska in 2015.

5.	Restructuring

Puerto Rico Operations

During November 2014, the Company announced its decision to discontinue all of its sailings to and from Puerto Rico and its operations at the San Juan, Puerto Rico terminal. Final sailings of Puerto Rico vessels took place in January 2015. Approximately $3.0 million of the Company’s containers, which are included in property and equipment, net, in the accompanying consolidated balance sheet, met held for sale criteria as of December 21, 2014. The Company expects the remainder of its Puerto Rico trade lane assets and liabilities to meet held for sale criteria and to satisfy the other criteria required for classification as discontinued operations under ASU 2014-08 during the first quarter of 2015.

As a result of the decision to exit the Puerto Rico operations, the Company recorded a pre-tax restructuring charge of $65.7 million during the fourth quarter of 2014. The charge was comprised of $24.2 million of impairment charges and $41.5 million of restructuring reserves.

Impairment charge components related to the exit of the Puerto Rico operations for the year ended December 21, 2014 were as follows (in thousands):

Impairment of San Juan terminal equipment	$17,087
Vessel impairment charges	3,739
Impairment of unamortized dry-docking costs	2,063
Impairment of containers	1,267

Total Puerto Rico impairment charges	$24,156

The fair value of the San Juan terminal equipment was based on the estimated purchase price of the equipment, which was sold subsequent to year end for $7.3 million (Footnote 19). The fair value of the vessels and containers was based on quoted market prices or prices for similar assets, which were $4.4 million and $1.9 million, respectively. The fair value estimates for the terminal, vessels and container assets were Level 2 measurements in the ASC 820 hierarchy. The unamortized dry docking costs were impaired due to the reduction of the normal 30-month future service period for the associated vessels.

Restructuring charge components related to the exit of the Puerto Rico operations for the year ended December 21, 2014 were as follows (in thousands):

Multi-employer pension withdrawal liability	$26,761
Operating lease termination exit costs	7,895
Personnel related costs	5,870
Other	967

Total Puerto Rico restructuring charges	$41,493

The Company’s decision to exit the Puerto Rico market resulted in the recognition of a liability of $26.8 million on a present value basis for the probable withdrawal from the multiemployer ILA-PRSSA Pension Fund. Expected total payments over 13.8 years are $53.8 million with annual cash outflows related to the multi-employer pension plan withdrawal as follows (in thousands):

2015	$3,900
2016	3,900
2017	3,900
2018	3,900
2019	3,900
Thereafter	34,300

Total	$53,800

The Company recorded $7.9 million of liabilities for the costs of exiting certain operating leases for containers, chassis and gensets based on contractual terms. Personnel related costs of $5.9 million relate to planned reductions in substantially all of the Puerto Rico work force. The Company expects to incur approximately $0.3 million of facility lease exit costs and other contract exit costs during the first quarter of 2015, once use of the facilities has ceased.

Road Raiders

During 2014, the Company recorded a $0.3 million restructuring charge related to $0.2 million of severance and $0.1 million of impairment charges of leasehold improvements resulting from the closure of its Road Raiders, Inland, Inc.’s and its downstream subsidiaries’ (collectively, “Road Raiders”) third party logistics business.

New Jersey Terminal

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

Jacksonville Sailing Schedule Modification

On December 5, 2012, the Company discontinued its sailing that departed Jacksonville, Florida each Tuesday and arrived in San Juan, Puerto Rico the following Friday. In association with the service change, the Company recorded a pre-tax restructuring charge of $3.1 million during the fourth quarter of 2012. The $3.1 million charge was comprised of an equipment-related impairment charge of $2.2 million and union and non-union severance and employee related expense of $0.9 million. The Company recorded additional charges of $1.0 million and $0.5 million during 2013 as a result of the return of a portion of its excess leased equipment and additional union and non-union severance, respectively.

Corporate Restructuring

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

The following table presents the restructuring reserves at December 25, 2011, December 23, 2012, December 22, 2013, and December 21, 2014, as well as activity during 2012, 2013 & 2014 (in thousands):

	Balance at December 25, 2011	Provision	Payments	Balance at December 23, 2012
Personnel-related costs	$—	$2,122	$(160)	$1,962
Equipment costs	—	2,218	—	2,218

Total	$—	$4,340	$(160)	$4,180

	Balance at December 23, 2012	Provision		Payments	Balance at December 22, 2013
Personnel-related costs	$1,962	$450		$(2,068)	$344
Equipment costs	2,218	974		(2,949)	243
Multi-employer pension plan withdrawal liability	—	5,278	(1)	(5,278)	—

Total	$4,180	$6,702		$(10,295)	$587

(1)	Includes $0.4 million of non-cash interest accretion related to the liability for withdrawal from the Port of Elizabeth’s multi-employer pension plan.

	Balance at December 22, 2013	Provision	Payments	Balance at December 21, 2014
Personnel-related costs	$344	$5,870	$(247)	$5,967
2013 equipment costs	243	—	(188)	55
Road Raiders severance costs	—	227	(207)	20
Multi-employer pension plan withdrawal liability	—	26,761	—	26,761
Operating lease termination exit costs	—	7,895	—	7,895
Other	—	967	—	967

Total	$587	$41,720	$(642)	$41,665

6.	Discontinued Operations

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

There were no restructuring reserves related to the FSX discontinued operations remaining at December 22, 2013 and December 21, 2014. The following table presents the FSX restructuring reserves at December 23, 2012 and December 22, 2013 as well as activity during 2013 (in thousands):

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

Assets and Liabilities of Discontinued Operations

There were no assets of discontinued operations at December 22, 2013 or December 21, 2014. Liabilities of discontinued operations totaled $0.1 million and $0.2 million at December 21, 2014 and December 22, 2013, respectively, and were comprised of liabilities associated with the shutdown of the Company’s FSX and third-party logistics services. The company expects to satisfy the remaining liabilities during 2015. The assets and liabilities of discontinued operations are included within other current assets and other accrued liabilities, respectively, on the Consolidated Balance Sheets.

Results of Operations of Discontinued Operations

The following table presents summarized financial information for the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Operating revenue	$1	$3	$490
Restructuring charge	$—	$—	$14,113
Operating income (loss)	$34	$2,333	$(16,115)
Net income (loss)	$34	$1,421	$(20,295)

The following table presents summarized cash flow information for the discontinued operations included in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Cash (used in) provided by operating activities	$(70)	$1,806	$(25,711)
Cash provided by investing activities	—	—	6,000

Change in cash from discontinued operations	$(70)	$1,806	$(19,711))

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 21, 2014		December 22, 2013
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$201,814	$117,765	$227,705	$129,384
Containers	39,705	24,741	39,894	24,710
Chassis	20,270	11,908	20,435	11,847
Cranes	20,546	10,098	27,409	12,088
Machinery & equipment	27,882	10,401	34,367	11,784
Facilities & land improvement	18,598	13,115	30,065	21,171
Software	24,939	1,167	24,177	1,041
Construction in progress	11,865	11,865	14,813	14,813

Total	$365,619	$201,060	$418,865	$226,838

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

Depreciation expense reflected in the consolidated statement of operations was $25.0 million, $24.8 million, and $24.3 million for the years ended December 21, 2014, December 22, 2013, and December 23, 2012, respectively. The majority of depreciation expense is related to vessels. Depreciation expense related to vessels was $13.0 million, $13.4 million and $9.7 million for the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively. Depreciation expense related to capitalized software was $0.9 million for both of the years ended December 21, 2014 and December 22, 2013 and was $1.0 million for the year ended December 23, 2012. Depreciation expense related to assets recorded under capital lease was $1.9 million, $1.4 million and $0.9 million during the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively.

8.	Intangible Assets

Intangible assets other than goodwill consist of the following (in thousands):

	December 21, 2014	December 22, 2013
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	15,691

Total intangibles with definite lives	220,921	220,921
Less: accumulated amortization	(195,630)	(185,767)

Total intangible assets, net	$25,291	$35,154

The Company’s customer contracts/relationships intangible asset became fully amortized during the second quarter of 2014.

Estimated annual amortization expense associated with the Company’s definite lived intangible assets for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2015	$7,638
2016	7,019
2017	4,253
2018	4,253
2019	2,128

During the fourth quarters of 2012 and 2013, management performed the first step of a two-step goodwill impairment test. The Company used the income approach, specifically a discounted cash flow method, to derive the fair value of the Company’s reporting unit for goodwill impairment assessment. In both 2012 and 2013, the fair value of the Company’s single reporting unit exceeded its carrying amount.

On the first day of the fourth quarter of 2014, the Company performed the annual goodwill impairment test. Based on the value indicated by the proposed transactions with Matson and Pasha, which implied an enterprise value which exceeded the Company’s carrying value by 25%, the Company concluded the fair value of its reporting unit exceeded its carrying amount.

As a result of the Company’s announcement to shut-down the Company’s Puerto Rico operations on November 11, 2014, the Company performed an interim goodwill impairment test. Management concluded the fair value of its reporting unit exceeded its carrying amount at the interim goodwill impairment test date.

No intangible assets impairment charges were recorded for the years ended December 21, 2014, December 22, 2013 and December 23, 2012.

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 21, 2014	December 22, 2013
Vessel operations	$10,299	$12,286
Payroll and employee benefits	16,083	16,101
Marine operations	7,714	5,382
Terminal operations	9,057	8,477
Fuel	2,114	5,193
Interest	6,588	6,817
Legal settlements	5,239	4,382
Other liabilities	15,035	18,181

Total other accrued liabilities	$72,129	$76,819

The Company has recorded certain of its legal settlements at their net present value and is recording accretion of the liability balance through interest expense. In addition to the current accrued liabilities related to legal settlements, the Company also has commitments to make payments after December 21, 2014. The Company is required to make payments related to the plea agreement with the Antitrust Division of the Department of Justice of $4.0 million on or before March 24, 2015 and $4.0 million on or before March 21, 2016, which are included in current and other long term liabilities, respectively.

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

Level 1:	Observable inputs such as quoted prices in active markets

Level 2:	Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3:	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

As of December 21, 2014, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$18	$18
Restricted Stock Units to be settled in cash (Note 14)	1,707	—	—	1,707

Total liabilities	$1,707	$—	$18	$1,725

As of December 22, 2013, the Company’s liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Conversion features within Series A Notes (Note 3)	$—	$—	$120	$120
Restricted Stock Units to be settled in cash (Note 14)	465	—	—	465

Total liabilities	$465	$—	$120	$585

11.	Net (Loss) Income Per Common Share

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

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Numerator:
Loss from continuing operations	$(94,627)	$(33,354)	$(74,403)
Income (loss) from discontinued operations	34	1,421	(20,295)

Net loss	$(94,593)	$(31,933)	$(94,698)

Denominator:
Denominator for basic loss per common share:
Weighted average shares outstanding	40,623	36,498	22,794

Effect of dilutive securities:
Stock-based compensation	—	—	—
Warrants	—	—	—

Denominator for diluted net loss per common share	40,623	36,498	22,794

Basic net loss per common share from continuing operations	$(2.33)	$(0.91)	$(3.26)
Basic net income (loss) per common share from discontinued operations	—	0.04	(0.89)

Basic net loss per common share	$(2.33)	$(0.87)	$(4.15)

Diluted net loss per common share from continuing operations	$(2.33)	$(0.91)	$(3.26)
Diluted net income (loss) per common share from discontinued operations	—	0.04	(0.89)

Diluted net loss per common share	$(2.33)	$(0.87)	$(4.15)

Warrants outstanding to purchase 51.8 million, 52.6 million and 57.2 million common shares have been excluded from the denominator during the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively, as the impact would be anti-dilutive. In addition, a total of 5.9 million and 2.9 million shares related to RSUs have been excluded from the denominator during the years ended December 22, 2013 and December 23, 2012, respectively, as the impact would be anti-dilutive.

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

Certain of the Company’s unvested stock-based awards during 2012 and 2011 contained non-forfeitable rights to dividends. In periods when the Company generates net income from continuing operations, shares are included in the denominator for these participating securities. However, in periods when the Company generates a net loss from continuing operations, shares are excluded from the denominator for these participating securities as the impact would be anti-dilutive. A total of 3,000 have been excluded from the denominator for basic net loss per share during the year ended December 23, 2012.

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

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $50.6 million, $51.2 million and $71.3 million for the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively.

Future minimum lease obligations at December 21, 2014 are as follows (in thousands):

Fiscal Year Ending December	Non-Cancelable Operating Leases	Capital Leases
2015	$51,307	$8,020
2016	15,739	3,094
2017	11,506	1,848
2018	9,267	17
2019	4,046	—
Thereafter	8,663	—

Total future minimum lease obligation	$100,528	12,979

Less: amounts representing interest		(978)

Present value of future minimum lease obligation		12,001
Current portion of capital lease obligation		(7,457)

Long-term portion of capital lease obligation		$4,544

Included in the table above are $12.8 million of contractual future minimum lease payments related to a terminal lease with the Puerto Rico Port Authority. As discussed in Footnote 19, certain of the Company’s terminal assets were purchased by a third party, who also assumed the remaining operating lease obligation as of March 11, 2015.

13.	Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is immediately vested with respect to Company contributions. Historically, the Company has matched 100% of employee contributions up to 6% of qualified compensation. However, during the fourth quarter of 2009, the Company reduced its match to 50% of employee contributions up to 6% of qualified compensation. At the beginning of 2012, the Company reinstated the 100% match of employee contributions of up to 6% of qualified compensation. The cost for this benefit totaled $1.8 million during each of the years ended December 21, 2014, December 22, 2013 and December 23, 2012. The Company also administers a 401(k) plan for certain union employees with no Company match.

Pension and Post-Retirement Benefit Plans

The Company provides pension and post-retirement benefit plans for certain of its union workers. Each of the plans is described in more detail below.

Pension Plans

The Company sponsors a defined benefit plan covering approximately 30 current and retired union employees as of December 21, 2014. The plan provides for retirement benefits based only upon years of service. Employees whose terms and conditions of employment are subject to or covered by the collective bargaining agreement between Horizon Lines and the International Longshore & Warehouse Union Local 142 are eligible to participate once they have completed one year of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.8 million during the years ended December 21, 2014 and December 22, 2013 and $0.6 million during the year ended December 23, 2012. The plan was underfunded by $4.2 million and $2.5 million at December 21, 2014 and December 22, 2013, respectively.

The HSI pension plan covering approximately 50 salaried employees was frozen to new entrants as of December 31, 2005. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes. The Company recorded net periodic benefit costs of $0.1 million, $0.2 million and $0.3 million, during the years ended December 21, 2014, December 22, 2013 and December 23, 2012, respectively. The plan was underfunded by $2.4 million and $1.8 million at December 21, 2014 and December 22, 2013, respectively.

Post-retirement Benefit Plans

In addition to providing pension benefits, the Company provides certain healthcare (both medical and dental) and life insurance benefits for eligible retired members (“post-retirement benefits”). For eligible employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained a combination of age and service totaling 75 years or more as of his/her retirement date. The net periodic benefit costs related to the post-retirement benefits were $0.5 million during the year ended December 21, 2014 and $0.6 million during each of the years ended

December 22, 2013, and December 23, 2012. The post-retirement benefit plan was underfunded by $8.8 million and $5.4 million at December 21, 2014 and December 22, 2013, respectively.

Effective June 25, 2007, the HSI plan provides for post-retirement medical, dental and life insurance benefits for salaried employees who had attained age 55 and completed 20 years of service as of December 31, 2005. Any salaried employee already receiving post-retirement medical coverage as of June 25, 2007 will continue to be covered by the plan. For eligible union employees hired on or before July 1, 1996, the healthcare plan provides for post-retirement medical coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 as of his/her retirement date. For eligible union employees hired after July 1, 1996, the plan provides post-retirement health coverage for an employee who, immediately preceding his/her retirement date, was an active participant in the retirement plan and has attained age 55 and has a combination of age and service totaling 75 years or more as of his/her retirement date. The Company recorded net periodic benefit costs of $0.3 million during each of the years ended December 21, 2014, December 22, 2013 and December 23, 2012. The plan was underfunded by $5.8 million and $4.8 million at December 21, 2014 and December 22, 2013, respectively.

Obligations and Funded Status

	Pension Plans		Post-retirement Benefit Plans
	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Beginning obligations	$(14,729)	$(15,619)	$(10,230)	$(11,122)
Service cost	(558)	(549)	(277)	(327)
Interest cost	(687)	(638)	(498)	(461)
Actuarial (loss) gain	(2,869)	1,635	(3,927)	1,454
Benefits paid	463	442	258	226

Ending obligations	(18,380)	(14,729)	(14,674)	(10,230)

Change in plans’ assets:
Beginning fair value	10,431	9,606	—	—
Actual return on plans’ assets	565	678	—	—
Employer contributions	1,286	589	—	—
Benefits paid	(463)	(442)	—	—

Ending fair value	11,819	10,431	—	—

Funded status at end of year	$(6,561)	$(4,298)	$(14,674)	$(10,230)

Net Periodic Benefit Cost

	Pension Plans		Post-retirement Benefit Plans
	2014	2013	2014	2013
	(In thousands)
Service cost	$558	$549	$277	$327
Interest cost	687	638	498	461
Expected return on plan assets	(804)	(715)	—	—
Amortization of prior service cost	254	254	103	103
Amortization of transition obligation	102	102	—	—
Amortization of loss (gain)	76	170	(91)	(63)

Net periodic benefit cost	$873	$998	$787	$828

Rate Assumptions

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Weighted-average discount rate used in determining net periodic cost	5.0%	4.2%	5.0%	4.2%
Weighted-average expected long-term rate of return on plan assets in determination of net periodic costs	7.5%	7.5%	0.0%	0.0%
Weighted-average rate of compensation increase(1)	0.0%	0.0%	0.0%	0.0%
Weighted-average discount rate used in determination of projected benefit obligation	4.1%	4.8%	4.2%	4.9%
Assumed health care cost trend:
Initial trend	N/A	N/A	7.5%	7.5%
Ultimate trend rate	N/A	N/A	4.5%	5.0%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

For every 1% increase in the assumed health care cost trend rate, service and interest cost will increase $0.2 million and the Company’s benefit obligation will increase $2.9 million. For every 1% decrease in the assumed health care cost trend rate, service and interest cost will decrease $0.1 million and the Company’s benefit obligation will decrease $2.2 million. Expected Company contributions during 2015 total $1.0 million, all of which is related to the pension plans. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending	Pension Benefits	Post-retirement Benefits
2015	$588	$329
2016	600	347
2017	673	392
2018	774	396
2019	796	422
2020-2024	4,727	2,446

	$8,158	$4,332

The Company’s pension plans’ investment policy and weighted average asset allocations at December 21, 2014 and December 22, 2013 by asset category are as follows:

Asset Category	Pension Benefits at December 21, 2014	Pension Benefits at December 22, 2013
Cash	3%	4%
Equity securities	60%	59%
Debt securities	37%	37%

	100%	100%

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

The Company participates in the following multi-employer health and benefit plans:

	EIN/Pension Plan Number	5% Contributor	Multi-employer Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Health and Benefits Fund			2014	2013	2012
ILA — PRSSA Welfare Fund	66-0214500 - 501	Yes	$2,898	$2,975	$3,288	No	September 30, 2015
MEBA Medical and Benefits Plan	13-5590515 - 501	Yes	2,359	2,569	2,505	No	June 15, 2022
MM&P Health and Benefit Plan	13-6696938 - 501	Yes	2,111	2,115	2,223	No	June 15, 2027
Alaska Teamster — Employer Welfare Trust	91-6034674 - 501	Yes	2,099	2,300	2,740	No	June 30, 2015
All Alaska Longshore Health and Welfare Trust Fund	91-6070467 - 501	Yes	2,305	2,231	2,097	No	June 30, 2015
Seafarers Health and Benefits Plan(1)	13-5557534 - 501	Yes	4,844	5,150	4,845	No	June 30, 2017
Western Teamsters Welfare Trust	91-6033601 - 501	No	3,070	3,282	3,434	No	March 31, 2018
Office and Professional Employees Welfare Fund	23-7120690 - 501	No	109	127	116	No	November 9, 2014
Stevedore Industry Committee Welfare Benefit Plan	99-0313967 - 501	Yes	4,679	2,982	3,074	No	June 30, 2014(2)

Total			$24,474	$23,731	$24,322

(1)	Contributions made to the Seafarers Health and Benefits Plan are re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.
(2)	Our employees covered under this agreement are continuing to work under the old agreement while a new agreement is being negotiated.

The Company participates in the following multi-employer pension plans:

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	5% Contributor	Multi-employer Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2013	2012			2014	2013	2012
ILA — PRSSA Pension Fund(1)	51-0151862 - 001	Green	Green	No	Yes	$2,890	$2,967	$2,698	No	September 30, 2015
MEBA Pension Trust	51-6029896 - 001	Green	Green	No	No	2,589	2,624	2,191	No	June 15, 2022
Masters, Mates and Pilots Pension Plan	13-6372630 - 001	Green	Green	No	Yes	1,981	2,602	3,435	No	June 15, 2027
Masters, Mates and Pilots Adjustable Pension Plan	46-2237700 - 001	N/A	N/A	No	Yes	1,089	488	—		June 15, 2027
Local 153 Pension Fund	13-2864289 - 001	Red	Red	Implemented	No	226	311	275	No	March 31, 2015
Alaska Teamster — Employer Pension Plan	92-6003463 - 024	Red	Red	Implemented	Yes	2,664	2,648	3,340	Yes	June 30, 2015
All Alaska Longshore Pension Plan	91-6085352 - 001	Green	Green	No	Yes	1,006	960	876	No	June 30, 2015
Seafarers Pension Fund(2)	13-6100329 - 001	Green	Green	No	Yes	—	—	—	No	June 30, 2017
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	No	4,979	3,899	4,239	No	March 31, 2018
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907 - 001	Green	Green	No	Yes	161	361	340	No	March 31, 2018
Western States Office and Professional Employees Pension Fund	94-6076144 - 001	Red	Red	Implemented	No	100	96	71	No	March 31, 2015
Hawaii Stevedoring Multiemployer Pension Plan	99-0314293 - 001	Yellow	Yellow	Implemented	Yes	4,012	3,310	3,151	No	June 30, 2014(4)
Hawaii Terminals Multiemployer Pension Plan	20-0389370 - 001	Yellow	Yellow	Implemented	No	259	281	237	No	June 30, 2014(4)
NYSA-ILA Pension Trust Fund and Plan(3)	13-5652028 - 001	Red	Red	Implemented	No	—	5,573	1,072	Yes	N/A

Total						$21,956	$26,120	$21,925

(1)	We expect to withdraw from this plan during 2015 in connection with the exit of our Puerto Rico operations. The multiemployer pension plan withdrawal liability at December 21, 2014 was estimated to be $26.8 million on a present value basis.
(2)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan and subsequently re-allocated to the Seafarers Pension Fund at the discretion of the plan Trustee.
(3)	Contributions made during 2013 primarily related to withdrawal from the Port of Elizabeth’s multiemployer pension plan.
(4)	Our employees covered under this agreement are continuing to work under the old agreement while a new agreement is being negotiated.

14.	Stock-Based Compensation

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

The following compensation costs are included within selling, general, and administrative expenses on the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Restricted stock units	$991	$2,764	$2,006
Restricted stock	—	131	163

Total	$991	$2,895	$2,169

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

There were no grants of RSUs during 2014. The following table details grants of RSUs during 2012 and 2013:

Grant Date	Recipient	Total RSUs Outstanding	Vesting Criteria	RSUs Vested as of December 21, 2014	RSUs that will vest on March 31, 2015
July 5, 2012	Former CEO	750,000	Time-Based	750,000	—
July 25, 2012	CEO(a)	150,000	Time-Based	90,000	60,000
July 25, 2012	Board of Directors	750,000	Time-Based	450,000	300,000
July 25, 2012	Management	1,109,584	Time-Based	665,750	428,334
July 25, 2012	Management	1,109,583	Performance-Based	—	1,070,833
December 26, 2012	Management	120,834	Time-Based	72,500	48,334
December 26, 2012	Management	120,833	Performance-Based	—	120,833
June 1, 2013	Management	87,500	Time-Based	52,500	35,000
June 1, 2013	Management	87,500	Performance-Based	—	87,500

				2,080,750	2,150,834

(a)	The RSUs granted to our CEO were previously granted in his capacity serving on the Board of Directors.

The grant date fair value of the RSUs granted during 2012 and 2013 was determined using the closing price of the Company’s common stock on the grant date. The time-based RSUs will vest solely if the employee remains in continuous employment with the Company. A portion of the performance-based RSUs would have vested on March 31, 2013 and March 31, 2014, however, the Company did not meet the performance goals established for 2012 or 2013. Accordingly, the Company did not record any expense during 2012 or 2013 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. The Company recorded expense for the performance based RSUs in 2014 because the performance criteria were met. The performance-based RSUs will vest on March 31, 2015 if the employee remains in continuous employment with the Company.

A summary of the status of the Company’s RSU awards for the fiscal year 2014 is presented below:

Restricted Stock Units	Number of Units	Weighted- Average Fair Value at Grant Date
Nonvested at December 22, 2013	5,883,917	$1.85
Granted	—	—
Vested	(1,428,833)	1.83
Forfeited	(2,304,250)	1.95

Nonvested at December 21, 2014	2,150,834	$1.95

As of December 21, 2014, there was $0.5 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized in the first half of 2015.

Restricted Stock

A summary of the status of the Company’s restricted stock awards for the fiscal year 2014 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 22, 2013	3,343	$89.75
Granted	—	—
Vested	(3,343)	$89.75
Forfeited	—	—

Nonvested at December 21, 2014	—	—

As of December 21, 2014, there was no unrecognized compensation expense related to restricted stock awards.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of December 22, 2013, there were outstanding and exercisable options to purchase 26,829 shares of the Company’s common stock at a weighted average exercise price of $402.25 per share. During 2014, 464 options expired. As of December 21, 2014, there were outstanding and exercisable options to purchase 26,365 shares of the Company’s stock at a weighted average of $402.36 per share. The weighted average remaining contractual term of the outstanding and exercisable options is 1.6 years. As of December 21, 2014, there was no unrecognized compensation costs related to stock options.

Employee Stock Purchase Plan

On April 19, 2006, the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Company had reserved 12,354 shares of its common stock for issuance under the ESPP. On June 2, 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”). The 2009 ESPP reserved an additional 24,000 shares of its common stock for future purchases. As of December 21, 2014, there were 10,162 shares of common stock reserved for issuance under the ESPP. Effective April 1, 2011, the Company suspended the ESPP. There will be no stock-based compensation expense recognized in connection with the ESPP until such time the ESPP is reinstated.

15.	Income Taxes

The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets quarterly. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses and its outlook for future years.

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

As a result of the loss from continuing operations and income from discontinued operations and other comprehensive income during 2013, the Company was required to record a tax benefit from continuing operations with an offsetting tax expense from discontinued operations and other comprehensive income. For 2013, the Company recorded a tax benefit in continuing operations of $2.3 million. As such, the Company’s tax benefit recorded in continuing operations approximated the income from discontinued operations and other comprehensive income multiplied by the statutory tax rate during 2013.

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

During 2012, after evaluating the merits and requirements of the tonnage tax regime, the Company revoked its election under subchapter R of the tonnage tax regime effective for the tax years beginning January 1, 2012. As a result, the activities attributable to the Company’s operation of the vessels in the Puerto Rico tradelane were no longer eligible as qualifying shipping activities under the tonnage tax regime, and therefore, the income (loss) derived from the Puerto Rico vessels was no longer excluded from corporate income tax for U.S. federal income tax purposes. The Company’s decision was made based on several factors, including the expected economic challenges in Puerto Rico in the foreseeable future. Under the eligibility requirements of the tonnage tax regime, the Company may not elect back into the tonnage tax regime until five years following its revocation. The Company accounted for the revocation of the tonnage tax as a change in tax status of its qualifying shipping activities. Accordingly, the Company recognized the impact of the revocation of its tonnage tax election in the first quarter of 2012, the period for which the Company filed its revocation statement with the Internal Revenue Service. The revocation had a minimal impact on the Company’s Condensed Consolidated Statement of Operations during 2012. The change in tax status resulted in the revaluation of the Company’s deferred taxes. The overall decrease in the Company’s net deferred tax assets was approximately $3.0 million, before the impact of the valuation allowance. After offsetting the decrease in net deferred tax assets with the valuation allowance, the impact on the Company’s net deferred taxes was minimal.

The Company’s effective tax rate for the years ended December 21, 2014, December 22, 2013 and December 23, 2012 was (0.2%), 5.5% and 1.9%, respectively.

Income tax expense (benefit) is as follows (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Current:
Federal	$—	$39	$—
State/territory	—	145	(288)

Total current	—	184	(288)

Deferred:
Federal	217	(2,029)	(1,537)
State/territory	9	(80)	343

Total deferred	226	(2,109)	(1,194)

Income tax expense (benefit)	$226	$(1,925)	$(1,482)

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 21, 2014	December 22, 2013	December 23, 2012
Income tax benefit at statutory rates:	$(33,040)	$(12,350)	$(26,606)
State/territory, net of federal income tax benefit (excluding valuation allowance)	(21,761)	(262)	(4,202)
Qualifying shipping income	—	—	(449)
Fines and penalties	743	825	431
Cancellation of debt	—	—	2,677
Gain on change in value of debt conversion features	—	—	(6,792)
Valuation allowance	51,784	11,369	34,031
Interest rate swap	—	—	(1,573)
Intraperiod allocation	—	(2,325)	—
Tax examination settlement	2,285	—	—
Other items	215	818	1,001

Income tax expense (benefit)	$226	$(1,925)	$(1,482)

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 21, 2014	December 22, 2013
Deferred tax assets:
Net operating losses, AMT carryforwards, and state credit carryforwards	$96,544	$76,077
Allowance for doubtful accounts	1,987	1,701
Post-retirement benefits	11,683	7,984
Lease termination payment	32,983	32,538
Multi-employer pension withdrawal liability	10,544	—
Other	15,667	9,495
Valuation allowances	(144,919)	(90,135)

Total deferred tax assets	24,489	37,660
Deferred tax liabilities:
Depreciation	(15,761)	(26,141)
Capital construction fund	(5,066)	(5,598)
Intangibles	(2,936)	(3,864)
Other	(1,203)	(2,308)

Total deferred tax liabilities	(24,966)	(37,911)

Net deferred tax liability	$(477)	$(251)

The Company has net operating loss carryforwards for federal income tax purposes in the amount of $239.7 million and $233.3 million as of December 21, 2014 and December 22, 2013, respectively. In addition, the Company has net operating loss carryforwards for state income tax purposes in the amount of $97.1 million and $80.3 million as of December 21, 2014 and December 22, 2013, respectively. The Federal and state net operating loss carryforwards begin to expire in 2025 and 2019, respectively. Furthermore, the Company has an alternative minimum tax credit carryforward with no expiration period in the amount of $1.4 million as of December 21, 2014 and December 22, 2013, respectively. The Company has recorded a valuation allowance against the deferred tax assets attributable to the net operating losses generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Beginning balance	$15,428	$15,428	$15,380
Additions for tax positions of prior years	—	—	48
Reductions for tax positions of prior years	—	—	—

Ending balance	$15,428	$15,428	$15,428

As a result of the valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect that there will be a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. During its fiscal years for 2012 through 2014, the Company has no interest or penalties in its statement of operations. Furthermore, there were no accruals for the payment of interest and penalties at either December 21, 2014 or December 22, 2013.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years which remain subject to examination by major tax jurisdictions as of December 21, 2014 include 2004-2013.

16.	Commitments and Contingencies

Legal Proceedings

In May 2013, the U.S. Department of Justice declined to intervene in a qui tam complaint filed in the U.S. District Court for the Central District of California by Mario Rizzo under the Federal False Claims Act, entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges, among other things, that we and another defendant submitted false claims by claiming fuel surcharges in excess of what was permitted by the Department of Defense. On July 28, 2014, Horizon Lines entered into a settlement agreement which provides that we will pay to the United States the total sum of $0.7 million in three different installments over an approximately one year period from the date of the settlement agreement. We are also required to pay the relator, Mario Rizzo, $0.3 million for his attorney’s fees and costs. Accordingly, during the second quarter of 2014, we recorded a charge of $1.0 million related to this legal settlement. During 2014 we paid $0.4 million in connection with this settlement. We are obligated to pay $0.6 million during 2015.

On March 5, 2014, the Company entered into a settlement agreement, which resolved pending inquiries of the United States Department of Justice on behalf of the United States Postal Service, the United States Department of Agriculture and the United States Department of Defense (collectively, the “United States”). The settlement agreement relates to a federal qui tam complaint filed by the relator, William B. Stallings, in the United States District Court for the Middle District of Florida, entitled United States of America, ex rel. Stallings v. Sea Star Line, LLC et al., pursuant to the qui tam provisions of the False Claims Act. The claims underlying the qui tam civil complaint were the alleged price fixing of certain ocean transportation contracts between the continental United States and Puerto Rico during the period from April 2002 through April 2008 that involved the United States as a customer. This qui tam action was unsealed on March 6, 2014. During 2014, we paid $0.9 million in connection with this settlement. We are obligated to pay $0.6 million during 2015.

On November 25, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Joshua Loken v. Horizon Lines, Inc., et al., Case No. 10399-VCL (the “Loken Action”). The complaint names as defendants each member of the Company’s Board (the “Individual Defendants”), the Company, and Matson Navigation Company, Inc., Matson, Inc., and Hogan Acquisition, Inc. (collectively, “the Matson Companies”). The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On December 1, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned J. Cola Inc. v. Horizon Lines, Inc., et al., Case No. 10412-VCL (the “J. Cola Action”). The complaint names as defendants the Individual Defendants, the Company, and the Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. On January 9, 2015, Plaintiff in the J. Cola Action filed an amended complaint, adding a cause of action for breach of the directors’ fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On December 2, 2014, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Finn Kristiansen v. Jeffrey A. Brodsky, et al., Case No. 10418-VCL (the “Kristiansen Action”). The complaint names as defendants the Individual Defendants, the Company, and the

Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty and due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. On January 9, 2015, Plaintiff in the Kristiansen Action filed an amended complaint, adding a cause of action for breach of the directors’ fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On January 29, 2015, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Frederick Schwartz v. Jeffrey A. Brodsky, et al., Case No. 10594-VCL (the “Schwartz Action”). The complaint names as defendants the Individual Defendants, the Company, and the Matson Companies. The complaint generally alleges that the Individual Defendants breached their fiduciary duties of good faith, loyalty, due care when they negotiated and authorized the execution of the November 11, 2014 Merger Agreement with Matson and that each of the Company and the Matson Companies aided and abetted the purported breaches of fiduciary duties. The complaint also alleges that the Individual Defendants breached their fiduciary duty of disclosure in connection with the Company’s December 23, 2014 Proxy Statement, which Plaintiff claims omitted material information and/or included materially misleading information. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, or, in the alternative, rescission of the Merger Agreement in the event the Merger is consummated, with damages of an unspecified amount.

On February 5, 2015, the Court of Chancery of the State of Delaware issued an order consolidating the Loken Action, J. Cola Action, Kristiansen Action, and Schwartz Action into “In re Horizon Lines, Inc. Stockholders Litigation,” Consolidated C.A. 10399-VCL (the “Consolidated Action”). On February 13, 2015, the defendants and the plaintiffs in the Consolidated Action reached an agreement in principle, subject to the court’s approval (the “Memorandum of Understanding”), providing for the settlement and dismissal, with prejudice, of the Consolidated Action. Pursuant to such Memorandum of Understanding, the Company agreed to make additional disclosures to the Company’s stockholders through a supplement to the Company’s Definitive Proxy Statement and the Company and Matson agreed to amend the Merger Agreement in order to reduce the amount of the termination fee payable by the Company to Matson under certain circumstances pursuant to Section 7.3(a) of the Merger Agreement from $17.1 million to $9.5 million. On February 13, 2015, the Company, Matson and Merger Sub entered into Amendment No. 1 to the Merger Agreement, as described above. The Company and its Board of Directors believe that the claims in the Actions are entirely without merit and, in the event the settlement does not resolve them, intend to contest them vigorously.

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On December 21, 2014 and December 22, 2013, these letters of credit totaled $11.4 million and $12.9 million, respectively.

Labor Relations

Approximately 71% of the Company’s total work force is covered by collective bargaining agreements. A collective bargaining agreement, covering approximately 21% of the union workforce expired prior to June 30, 2014. The employees covered under this agreement continue to work under the old agreement while we negotiate a new agreement. In February 2015, a tentative five-year agreement was reached, which requires ratification by the union to be finalized. Our collective bargaining agreements are scheduled to expire as follows: six in 2015, two in 2017, one in 2018 and one in 2022. The agreements scheduled to expire in 2015 represent approximately 28% of the Company’s union work force.

17.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands, except per share amounts):

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$251,935	$281,237	$286,214	$255,830
Operating (loss) income(1)	$(8,568)	$16,287	$27,057	$(58,316)

(Loss) income from continuing operations	$(26,275)	$(1,606)	$9,519	$(76,265)
(Loss) income from discontinued operations	37	(6)	(2)	5

Net (loss) income(1)	$(26,238)	$(1,612)	$9,517	$(76,260)

Basic net (loss) income per share from continuing operations	$(0.66)	$(0.04)	$0.23	$(1.88)
Basic net (loss) income per share from discontinued operations	—	—	—	—

Basic net (loss) income per share	$(0.66)	$(0.04)	$0.23	$(1.88)

Diluted net (loss) income per share from continuing operations	$(0.66)	$(0.04)	$0.10	$(1.88)
Diluted net loss per share from discontinued operations	—	—	—	—

Diluted net (loss) income per share	$(0.66)	$(0.04)	$0.10	$(1.88)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$244,491	$259,784	$273,663	$255,372
Operating (loss) income(1)	$(4,295)	$15,976	$17,918	$1,778

(Loss) income from continuing operations	$(20,073)	$(853)	$1,603	$(14,031)
(Loss) income from discontinued operations(2)	(278)	(651)	2,477	(127)

Net (loss) income(1)(2)	$(20,351)	$(1,504)	$4,080	$(14,158)

Basic net (loss) income per share from continuing operations	$(0.58)	$(0.02)	$0.04	$(0.36)
Basic net (loss) income per share from discontinued operations	(0.01)	(0.02)	0.07	—

Basic net (loss) income per share	$(0.59)	$(0.04)	$0.11	$(0.36)

Diluted net (loss) income per share from continuing operations	$(0.58)	$(0.02)	$0.02	$(0.36)
Diluted net (loss) income per share from discontinued operations	(0.01)	(0.02)	0.03	—

Diluted net (loss) income per share	$(0.59)	$(0.04)	$0.05	$(0.36)

(1)	The fourth quarter of 2014 includes an impairment charge of $0.3 million. The third and fourth quarter of 2014 include a restructuring charge of $0.3 and $65.7 million, respectively. The second and third quarter of 2013 include an impairment charge of $2.6 million and $0.7 million, respectively. The first, second, and third quarter of 2013 include a restructuring charge of $4.8 million, $0.4 million, and $1.0 million, respectively.
(2)	During 2013, the Company incurred legal and professional fees associated with an arbitration proceeding. The Company was seeking reimbursement of certain costs and expenditures related to previously co-owned assets that were utilized as part of the Company’s FSX service. During the third quarter of 2013, an arbitration panel awarded the Company $3.0 million plus reimbursement of $0.8 million of legal fees and expenses.

18.	Financial Statements of Guarantors

As discussed in Note 3, certain of the Company’s subsidiaries are non-guarantors of outstanding debt instruments. The non-guarantor subsidiaries were formed during 2013. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries as of December 21, 2014 and for the year ended December 21, 2014.

Condensed Consolidating Balance Sheet

December 21, 2014

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$8,552	$—	$—	$8,552
Accounts receivable, net	101,932	—	—	101,932
Materials and supplies	16,043	—	—	16,043
Vessel rent receivable	—	5,763	(5,763)	—
Deferred tax asset	2,575	—	—	2,575
Prepaid and other current assets	10,045	5	—	10,050

Total current assets	139,147	5,768	(5,763)	139,152
Property and equipment, net	123,588	77,472	—	201,060
Goodwill	198,793	—	—	198,793
Intangible assets, net	25,291	—	—	25,291
Due from affiliates	—	4,808	(4,808)	—
Other long-term assets	15,766	—	—	15,766

Total assets	$502,585	$88,048	$(10,571)	$580,062

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$43,374	$—	$—	$43,374
Current portion of long-term debt, including capital lease	9,707	7,500	—	17,207
Accrued vessel rent	5,763	—	(5,763)	—
Restructuring liabilities	18,804	—	—	18,804
Other accrued liabilities	70,494	1,635	—	72,129

Total current liabilities	148,142	9,135	(5,763)	151,514
Long-term debt, including capital lease, net of current portion	459,478	61,044	—	520,522
Deferred tax liability	3,052	—	—	3,052
Due to affiliates	4,808	—	(4,808)	—
Long-term restructuring liabilities	22,861	—	—	22,861
Other long-term liabilities	27,375	—	—	27,375

Total liabilities	665,516	70,179	(10,571)	725,324

Stockholders’ (deficiency) equity:
Preferred stock	—	—	—	—
Common stock	1,010	—	—	1,010
Additional paid in capital	367,894	15,915	—	383,809
(Accumulated deficit) retained earnings	(526,438)	1,954	—	(524,484)
Accumulated other comprehensive loss	(5,597)	—	—	(5,597)

Total stockholders’ (deficiency) equity	(163,131)	17,869	—	(145,262)

Total liabilities and stockholders’ (deficiency) equity	$502,585	$88,048	$(10,571)	$580,062

Condensed Consolidating Statement of Operations

Year Ended December 21, 2014

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$1,075,216	$16,243	$(16,243)	$1,075,216
Operating expense:
Cost of services (excluding depreciation expense)	916,539	20	(16,243)	900,316
Depreciation and amortization	25,139	6,296	—	31,435
Amortization of vessel dry-docking	11,713	5,763	—	17,476
Selling, general and administrative	82,420	45	—	82,465
Restructuring charge	65,950	5	—	65,955
Impairment charge	313	—	—	313
Legal settlements	995	—	—	995
Miscellaneous income	(199)	—	—	(199)

Total operating expense	1,102,870	12,129	(16,243)	1,098,756

Operating income	(27,654)	4,114	—	(23,540)
Other expense (income):
Interest expense, net	62,547	8,376	—	70,923
Gain on conversion of debt	—	—	—	—
Gain on change in value of debt conversion features	(102)	—	—	(102)
Other expense, net	40	—	—	40

(Loss) income from continuing operations before income tax expense	(90,139)	(4,262)	—	(94,401)
Income tax expense	226	—	—	226

Net (loss) income from continuing operations	(90,365)	(4,262)	—	(94,627)
Net income from discontinued operations	34	—	—	34

Net (loss) income	$(90,331)	$(4,262)	$—	$(94,593)

Condensed Consolidating Statement of Cash Flows

Year Ended December 21, 2014

(in thousands)

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$23,227	$7,080	$—	$30,307
Net cash (used in) operating activities from discontinued operations	(70)	—	—	(70)

Cash flows from investing activities:
Purchases of equipment	(17,809)	—	—	(17,809)
Proceeds from sale of equipment	2,851	—	—	2,851

Net cash flows from investing activities	(14,958)	—	—	(14,958)

Cash flows from financings activities:
Borrowing under revolving credit facility	93,150	—	—	93,150
Payments on revolving credit facility	(93,150)	—	—	(93,150)
Payments of long-term debt	(7,875)	—	—	(7,875)
Payment of financing costs	(11)	—	—	(11)
Payments on capital lease obligations	(4,077)	—	—	(4,077)
Intercompany transactions, net	7,080	(7,080)	—	—

Net cash flows from financing activities	(4,883)	(7,080)	—	(11,963)

Net change in cash from continuing operations	3,386	—	—	3,386
Net change in cash from discontinued operations	(70)	—	—	(70)

Net change in cash	3,316	—	—	3,316
Cash at beginning of year	5,236	—	—	5,236

Cash at end of year	$8,552	$—	$—	$8,552

19.	Subsequent events

On March 11, 2015, Horizon Lines and HLPR sold certain of their respective terminal assets to Luis A. Ayala Colon Sucres, Inc. (“LAC”) for proceeds of $7.3 million as part of the asset purchase agreement. LAC assumed HLPR’s terminal lease with the Puerto Rico Port Authority, which reduced the Company’s future minimum operating lease payments by $12.8 million.

Schedule II

Horizon Lines, Inc.

Valuation and Qualifying Accounts

Years Ended December 2014, 2013 and 2012

(in thousands)

	Beginning Balance	Charged to Cost and Expenses	Deductions	Charged to other Accounts		Ending Balance
Accounts receivable reserve:
Year ended December 21, 2014:
Allowance for doubtful accounts	$3,824	$1,972	$(1,155)	$—		$4,641
Allowance for revenue adjustments	160	—	(3,124)	3,101	(1)	137

	$3,984	$1,972	$(4,279)	$3,101		$4,778

Year ended December 22, 2013:
Allowance for doubtful accounts	$3,325	$1,280	$(781)	$—		$3,824
Allowance for revenue adjustments	140	—	(1,203)	1,223	(1)	160

	$3,465	$1,280	$(1,984)	$1,223		$3,984

Year ended December 23, 2012:
Allowance for doubtful accounts	$5,766	$1,596	$(4,037)	$—		$3,325
Allowance for revenue adjustments	650	—	(2,475)	1,965	(1)	140

	$6,416	$1,596	$(6,512)	$1,965		$3,465

Restructuring costs:
Year ended December 21, 2014	$587	$41,720	$(642)	$—		$41,665
Year ended December 22, 2013	$4,180	$6,702	$(10,295)	$—		$587
Year ended December 23, 2012	$233	$4,340	$(393)	$—		$4,180

Deferred tax assets valuation allowance:
Year ended December 21, 2014	$90,135	$51,784	$—	$3,000	(2)	$144,919
Year ended December 22, 2013	$81,036	$10,461	$—	$(1,362	)(2)	$90,135
Year ended December 23, 2012	$8,392	$34,325	$—	$38,319	(3)	$81,036

(1)	These amounts are recorded as a reduction to revenue.
(2)	Includes $(2.4) million and $1.4 million recorded in other comprehensive loss, during 2014 and 2013, respectively.
(3)	Includes $39.3 million related to the valuation allowance on the deferred tax assets previously recorded as discontinued operations.