Form 10-Q
period 2015-03-22
Horizon Lines, Inc.
filed 2015-05-01
CIK 1302707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 22, 2015

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

At April 24, 2015, 40,877,063 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

HORIZON LINES, INC.

Form 10-Q Index

i

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 22, 2015	December 21, 2014
Assets
Current assets
Cash	$10,395	$8,552
Accounts receivable, net of allowance of $1,126 and $1,051 at March 22, 2015 and December 21, 2014, respectively	81,797	76,242
Materials and supplies	13,480	15,236
Deferred tax asset	2,575	2,575
Other current assets	9,080	9,050
Assets of discontinued operations	11,773	27,497

Total current assets	129,100	139,152
Property and equipment, net	177,109	180,291
Goodwill	198,793	198,793
Intangible assets, net	23,382	25,291
Other long-term assets	13,836	15,619
Long-term assets of discontinued operations	—	20,916

Total assets	$542,220	$580,062

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$32,738	$38,255
Current portion of long-term debt, including capital leases	11,878	11,838
Other accrued liabilities	63,698	55,237
Liabilities of discontinued operations	25,599	46,184

Total current liabilities	133,913	151,514
Long-term debt, including capital leases, net of current portion	526,505	520,522
Deferred tax liability	3,124	3,052
Other long-term liabilities	24,181	24,010
Long-term liabilities of discontinued operations	23,697	26,226

Total liabilities	711,420	725,324

Stockholders’ deficiency
Preferred stock, $.01 par value, 30,500 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,753 and 40,033 shares issued and outstanding as of March 22, 2015 and December 21, 2014, respectively	1,017	1,010
Additional paid in capital	383,527	383,809
Accumulated deficit	(548,306)	(524,484)
Accumulated other comprehensive loss	(5,438)	(5,597)

Total stockholders’ deficiency	(169,200)	(145,262)

Total liabilities and stockholders’ deficiency	$542,220	$580,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarters Ended
	March 22, 2015	March 23, 2014
Operating revenue	$180,913	$183,335
Operating expense:
Cost of services (excluding depreciation expense)	151,521	158,469
Depreciation and amortization	6,079	7,129
Amortization of vessel dry-docking	2,634	2,679
Selling, general and administrative	19,592	18,893
Miscellaneous income, net	(429)	(292)

Total operating expense	179,397	186,878
Operating income (loss)	1,516	(3,543)
Other expense:
Interest expense, net	17,856	17,008
Gain on change in value of debt conversion features	(2)	(71)
Other expense, net	—	1

Loss from continuing operations before income tax expense	(16,338)	(20,481)
Income tax expense	72	152

Net loss from continuing operations	(16,410)	(20,633)
Net loss from discontinued operations	(7,412)	(5,605)

Net loss	$(23,822)	$(26,238)

Basic and diluted net loss per share:
Continuing operations	$(0.40)	$(0.52)
Discontinued operations	(0.18)	(0.14)

Basic and diluted net loss per share	$(0.58)	$(0.66)

Number of weighted average shares used in calculations:
Basic	41,305	39,917
Diluted	41,305	39,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Quarters Ended
	March 22, 2015	March 23, 2014
Net loss	$(23,822)	$(26,238)
Other comprehensive income:
Amortization of pension and post-retirement benefit transition obligation, net of tax	159	69

Other comprehensive income	159	69

Comprehensive loss	$(23,663)	$(26,169)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Quarters Ended
	March 22, 2015	March 23, 2014
Cash flows from operating activities:
Net loss from continuing operations	$(16,410)	$(20,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,016	4,953
Amortization of intangible assets	1,063	2,176
Amortization of vessel dry-docking	2,634	2,679
Amortization of deferred financing costs	846	846
Gain on change in value of debt conversion features	(2)	(71)
Deferred income taxes	72	135
Gain on equipment disposals	(333)	(271)
Stock-based compensation	446	733
Payment-in-kind interest expense	8,057	6,972
Accretion of interest on debt	296	290
Changes in operating assets and liabilities:
Accounts receivable	(5,563)	(12,345)
Materials and supplies	1,756	(2,571)
Other current assets	(30)	697
Accounts payable	(5,517)	891
Accrued liabilities	8,794	11,503
Vessel dry-docking payments	(1,149)	(3,473)
Legal settlement payments	(358)	(500)
Other assets/liabilities	147	121

Net cash used in operating activities from continuing operations	(235)	(7,868)
Net cash used in operating activities from discontinued operations	(4,863)	(7,376)

Cash flows from investing activities:
Purchases of property and equipment	(1,969)	(1,363)
Proceeds from the sale of property and equipment	845	719

Net cash used in investing activities from continuing operations	(1,124)	(644)
Net cash provided by (used in) investing activities from discontinued operations	15,784	(455)

Cash flows from financing activities:
Payments on ABL facility	(9,500)	(12,200)
Borrowings under ABL facility	9,500	25,700
Payments on long-term debt	(1,875)	—
Payments on capital lease obligations	(475)	(380)
Payment of financing costs	—	(11)

Net cash (used in) provided by financing activities from continuing operations	(2,350)	13,109
Net cash used in financing activities from discontinued operations	(5,369)	(523)

Net (decrease) increase in cash from continuing operations	(3,709)	4,597
Net increase (decrease) in cash from discontinued operations	5,552	(8,354)

Net increase (decrease) in cash	1,843	(3,757)
Cash at beginning of period	8,552	5,236

Cash at end of period	$10,395	$1,479

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

The Company and its subsidiaries operate as a Jones Act container shipping business with primary service to ports within the continental United States, Alaska, and Hawaii (as well as Puerto Rico through January 2015 before ceasing container shipping in Puerto Rico as discussed below). Under the Jones Act, all vessels transporting cargo between covered locations must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. The Company and its subsidiaries also offer terminal services. HLPR operates as an agent for Horizon Lines in Puerto Rico and also provided terminal services in Puerto Rico, which were discontinued during the first quarter of 2015.

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its majority owned subsidiaries and the related consolidated statements of operations, comprehensive loss, and cash flows. All significant intercompany accounts and transactions have been eliminated.

On November 11, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Matson Navigation Company, Inc., a Hawaii corporation (“Matson”), and Hogan Acquisition Inc., a Delaware corporation and a wholly-owned Subsidiary of Matson (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly-owned subsidiary of Matson. On November 11, 2014, the Company also entered into a Contribution, Assumption and Purchase Agreement (the “Purchase Agreement”) with The Pasha Group, a California corporation (“Pasha”), SR Holdings LLC, a California limited liability company and wholly-owned subsidiary of Pasha and Sunrise Operations LLC, a California limited liability company and wholly-owned subsidiary of the Company, pursuant to which Pasha will acquire the Company’s Hawaii trade lane business, prior to closing of the Merger, for approximately $141.5 million in cash. The description of the Merger Agreement and the Purchase Agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and the Purchase Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2014, as well as the Amendment No. 1 to Agreement and Plan of Merger, as filed with our current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

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

The Merger is subject to the satisfaction of a number of conditions including, among other things, completion of the Hawaii sale. The Hawaii sale is also subject to the satisfaction of a number of conditions including, among other things, satisfaction or waiver of the conditions to the completion of the Merger and regulatory approval, pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance”). Effective April 21, 2015, after review by the Antitrust Division of the Department of Justice, HSR Clearance was secured upon the issuance of an early termination of the premerger waiting period required under the HSR Act. Similarly, effective April 24, 2015, the state of Hawaii Antitrust Division closed its review of the Hawaii sale. Subject to the satisfaction of the remaining conditions to the completion of the Hawaii sale, the Company expects the Hawaii sale to occur before the end of the Company’s fiscal second quarter. The Company currently expects to close the Merger immediately after the completion of the Hawaii sale, assuming that all of the conditions to the completion of the Merger have been satisfied when the conditions to the completion of the Hawaii sale are satisfied. However, we cannot predict with certainty either when all of the conditions to the completion of the Hawaii sale and the Merger, respectively, will be satisfied or the date of the closing of these transactions.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with a superior proposal (a “Fiduciary Termination”). In certain circumstances, if the Merger Agreement is terminated due to a Fiduciary Termination, the Company would be responsible to pay a termination fee to Matson of $9.5 million and reimburse Matson for all its out-of-pocket expenses incurred in connection with the Merger.

The Purchase Agreement may be terminated under certain circumstances. If the Purchase Agreement is terminated following a Fiduciary Termination of the Merger Agreement, the Company would be required to pay a termination fee to Pasha of $5.0 million and reimburse Pasha for all its out-of-pocket expenses incurred in connection with the Hawaii sale. If the Purchase Agreement is terminated under certain circumstances, including in specified circumstances due to a governmental authority prohibiting or otherwise restraining the consummation of the Hawaii sale. Pasha would be responsible to pay the Company a termination fee of $30.0 million.

Prior to the execution of the Purchase Agreement, the Company established a wholly-owned subsidiary, Sunrise Operations LLC, to facilitate the transfer of the designated assets to Pasha if and when that transaction is consummated. Subsequent to the execution of the Purchase Agreement, the Company established four additional subsidiaries (the “Additional Subsidiaries”), each of which is wholly owned by Sunrise Operations LLC (the Additional Subsidiaries collectively with Sunrise Operations LLC, the “Sunrise Subsidiaries”). Each of the Sunrise Subsidiaries is an immaterial subsidiary or a non-guarantor within the meaning of the Company’s various credit and debt agreements.

On February 25, 2015, at a special meeting (the “Special Meeting”) of the stockholders of the Company, the Company’s stockholders approved the proposal to adopt the Merger Agreement. The issued and outstanding shares of Company common stock entitled to vote at the Special Meeting consisted of 40,540,047 shares with 34,884,148 votes cast in favor of the proposal to adopt the Merger Agreement.

The Company discontinued its liner service between the U.S. and Puerto Rico and terminal services in Puerto Rico in the first quarter of 2015. The Puerto Rico operations have been classified as discontinued operations in all periods presented.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2014. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

The financial statements as of March 22, 2015 and the financial statements for the quarters ended March 22, 2015 and March 23, 2014 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affects the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Long-Term Debt

As of the dates below, long-term debt consisted of the following (in thousands):

	March 22, 2015	December 21, 2014
First lien notes	$219,290	$219,458
Second lien notes	225,351	217,126
$75.0 million term loan agreement	66,891	68,544
$20.0 million term loan agreement	19,746	19,709
ABL facility	—	—
Capital lease obligations	5,494	5,948
6.0% convertible notes	1,611	1,575

Total long-term debt	538,383	532,360
Less current portion	(11,878)	(11,838)

Long-term debt, net of current portion	$526,505	$520,522

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility. On January 31, 2013, Horizon Lines entered into the $20.0 Million Agreement and Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), the Company’s special purpose subsidiary formed for the sole purpose of acquiring vessels, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement, and the $75.0 Million Agreement are defined and described below.

The Company formed the Sunrise Subsidiaries pursuant to the terms of the Purchase Agreement. The Sunrise Subsidiaries currently have no operations. Accordingly, the Sunrise Subsidiaries are each currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements.

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

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above. The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines, the Unrestricted Subsidiaries and the Immaterial Subsidiaries.

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

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
Horizon Lines, Inc.	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Sunrise Subsidiaries	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015, and the pending transactions with Matson and Pasha (discussed in Note 1) will not cause any covenant violation associated with the First Lien Notes.

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

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, were callable by Horizon Lines at 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, and thereafter the Second Lien Notes are callable by Horizon Lines at 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014 and October 15, 2014, and April 15, 2015, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million, $10.1 million, $10.8 million, and $11.6 million respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. As such, as of March 22, 2015, Horizon Lines has recorded $10.1 million of accrued interest for the period from October 15, 2014 to March 22, 2015, due April 15, 2015 as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015, and the pending transactions with Matson and Pasha (discussed in Note 1) will not cause any covenant violation associated with the Second Lien Notes.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014, October 15, 2014, and April 15, 2015, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million, $3.7 million, $4.0 million, and $4.3 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. As such, as of March 22, 2015, Horizon Lines has recorded $3.8 million of accrued interest for the period from October 15, 2014 to March 22, 2015, due April 15, 2015 as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier, July 7, 2016, if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. Horizon Lines had $10.5 million of letters of credit outstanding as of March 22, 2015, which reduced the overall borrowing availability. As of March 22, 2015, there were no borrowings outstanding under the ABL facility and total borrowing availability was $47.3 million.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015.

Subsequent to the end of the first quarter, the ABL Facility was amended on April 22, 2015 to reduce the size of the facility from $100.0 million to $80.0 million. Horizon Lines accounts receivable balances have decreased due to the closing of the Puerto Rico operations. The decrease has resulted in a reduction in the maximum forecasted borrowing base below $80 million. The reduction in the facility size is expected to reduce Horizon Lines unused fees by approximately $0.1 million per year. In addition to this fee reduction, this amendment reduces the requirement for testing the minimum fixed charge coverage ratio, from a minimum excess availability of $12.5 million to $10.0 million and the threshold for weekly borrowing base reporting from $14.0 million to $12.0 million. The amendment also reduces the letter of credit sub-limit from $30.0 million to $20.0 million.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of March 22, 2015. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska. The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Lines was in compliance with all covenants as of March 22, 2015.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of March 22, 2015, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of March 22, 2015 there were 1.1 billion warrants outstanding for the purchase of up to 51.6 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the holder has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 21, 2014, and on March 22, 2015. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Fair Value of Financial Instruments

The estimated fair value of the Company’s debt as of March 22, 2015 and December 21, 2014 totaled $521.3 million and $522.6 million, respectively. The fair value of the First Lien Notes and the Second Lien Notes is based upon quoted market prices. The fair value of the other long-term debt approximates carrying value.

4. Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in ASC 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted ASU 2014-08 during the quarter ended March 22, 2015 and presented its Puerto Rico operations as discontinued operations in all periods presented.

The Company discontinued its liner service between the U.S. and Puerto Rico and terminal services in Puerto Rico in the first quarter of 2015. On March 11, 2015, Horizon Lines and HLPR sold certain of their respective terminal assets to Luis A. Ayala Colon Sucrs, Inc. (“LAC”) for proceeds of $7.3 million pursuant to an asset purchase agreement. LAC assumed HLPR’s terminal lease with the Puerto Rico Port Authority, which reduced the Company’s future minimum operating lease payments by $12.8 million. The fourth quarter 2014 restructuring charge excluded the cost of exiting the terminal lease due to the sale of assets to LAC. During the quarter ended March 22, 2015, the Company sold two vessels, the Discovery and the Trader, for proceeds of $3.8 million, which equaled book value.

Assets and Liabilities of Discontinued Operations

The following table presents balance sheet information for the discontinued operations included in the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	March 22, 2015	December 21, 2014
Assets of discontinued operations:
Current assets
Accounts receivable, net of allowance of $3,371 and $4,008 at March 22, 2015 and December 21, 2014, respectively	$5,243	$25,690
Materials and supplies	—	807
Other current assets	416	1,000
Property and equipment, net	6,100	—
Other assets	14	—

Total current assets of discontinued operations	$11,773	$27,497

Non-current assets
Property and equipment, net	—	20,769
Other assets	—	147

Total non-current assets of discontinued operations	$—	$20,916

Total assets of discontinued operations	$11,773	$48,413

Liabilities of discontinued operations:
Current liabilities
Accounts payable	$3,433	$5,119
Current portion of capital lease obligations	—	5,369
Restructuring liabilities	11,058	18,558
Other accrued liabilities	11,108	17,138

Total current liabilities of discontinued operations	25,599	46,184

Long-term liabilities
Other long-term liabilities	—	3,365
Long-term restructuring liabilities	23,697	22,861

Total long-term liabilities of discontinued operations	23,697	26,226

Total liabilities of discontinued operations	$49,296	$72,410

The assets and liabilities included in discontinued operations as of March 22, 2015 consist of trade receivables and payables expected to be settled in cash in the normal course of business, restructuring liabilities which will be settled in cash during 2015, and a multiemployer pension plan withdrawal liability which will be settled over a multi-year period. Additionally, the property and equipment in discontinued operations as of March 22, 2015, is comprised of containers and chassis stated at net realizable value. The property and equipment is held for sale at March 22, 2015, and we expect to liquidate these assets during 2015.

Results of Operations of Discontinued Operations

The following table presents financial information for the discontinued operations included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Quarters Ended
	March 22, 2015	March 23, 2014
Operating revenue	$4,166	$68,596
Cost of services	9,966	68,083
Depreciation and amortization	—	1,323
Amortization of vessel dry-docking	—	2,270
Selling, general and administrative	1,423	1,284
Restructuring charge	2,700	—
Miscellaneous (income) expense	(2,715)	624

Operating loss	(7,208)	(4,988)
Interest expense, net	204	486

Net loss from discontinued operations before taxes	(7,412)	(5,474)
Income tax expense	—	131

Net loss from discontinued operations	$(7,412)	$(5,605)

There were no restructuring charges related to discontinued operations during the quarter ended March 23, 2014. The following table presents the restructuring reserves related to discontinued operations at December 21, 2014 and March 22, 2015, as well as activity during the quarter ended March 22, 2015 (in thousands):

	Balance at December 21, 2014	Provision	Payments	Balance at March 22, 2015
Multi-employer pension plan withdrawal liability	$26,761	$835	$—	$27,596
Personnel-related costs	5,796	174	(1,903)	4,067
Operating lease termination exit costs	7,895	1,021	(5,999)	2,917
Other	967	237	(1,029)	175

Total	$41,419	$2,267	$(8,931)	$34,755

The $2.7 million restructuring reserve charge recorded during the quarter ended March 22, 2015 was comprised of $0.8 million of accretion on the multi-employer pension plan withdrawal liability, $1.5 million of other restructuring reserve provisions and $0.4 million of asset impairments in connection with the discontinued Puerto Rico operations.

During the quarter ended March 22, 2015, withdrawal from the multiemployer ILA-PRSSA Pension Fund will result in payments over 13.8 years, that are currently estimated to be $53.8 million with annual cash outflows as follows (in thousands):

2015	$3,900
2016	3,900
2017	3,900
2018	3,900
2019	3,900
Thereafter	34,300

Total	$53,800

The final withdrawal liability has yet to be calculated and will vary from the amounts above.

5. Income Taxes

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

The following compensation costs are included within selling, general, and administrative expenses on the condensed consolidated statements of operations (in thousands):

	Quarters Ended
	March 22, 2015	March 23, 2014
Restricted stock units	$446	$711
Restricted stock	—	22

Total	$446	$733

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

The Restricted Stock Unit Agreements were amended to provide that vested restricted stock units will be settled solely with cash. No compensation expense was recognized for this modification as the fair value of the RSUs was lower on the modification date than the grant date fair value. These awards are now accounted for as liability awards and the liability will be adjusted to fair value each reporting period. The fair value of the RSU liability was $2.3 million as of March 22, 2015, and is based on quoted prices in active markets (Level 1 fair value measurement in the ASC 820 hierarchy).

There were no grants of RSUs during 2014 or the first quarter of 2015. The following table details grants of RSUs during 2012 and 2013:

Grant Date	Recipient	Total RSUs Outstanding	Vesting Criteria	RSUs Vested as of March 22, 2015	RSUs that vested on March 31, 2015
July 25, 2012	CEO(a)	150,000	Time-Based	90,000	60,000
July 25, 2012	Board of Directors	750,000	Time-Based	450,000	300,000
July 25, 2012	Management	1,109,584	Time-Based	665,750	428,334
July 25, 2012	Management	1,109,583	Performance-Based	—	1,070,833

Grant Date	Recipient	Total RSUs Outstanding	Vesting Criteria	RSUs Vested as of March 22, 2015	RSUs that vested on March 31, 2015
December 26, 2012	Management	120,834	Time-Based	72,500	48,334
December 26, 2012	Management	120,833	Performance-Based	—	120,833
June 1, 2013	Management	87,500	Time-Based	52,500	35,000
June 1, 2013	Management	87,500	Performance-Based	—	87,500

				1,330,750	2,150,834

(a)	The RSUs granted to our CEO were previously granted in his capacity serving on the Board of Directors.

The grant date fair value of the RSUs granted during 2012 and 2013 was determined using the closing price of the Company’s common stock on the grant date. The time-based RSUs vested on March 31, 2015 if the employee remained in continuous employment with the Company. A portion of the performance-based RSUs would have vested on March 31, 2013 and March 31, 2014, however, the Company did not meet the performance goals established for 2012 or 2013. Accordingly, the Company did not record any expense during 2012 or 2013 related to these performance-based RSUs. Per the terms of the agreement, if any of the performance-based RSUs do not vest on their assigned performance date solely because the performance goals are not met, then such RSUs shall remain outstanding and shall be eligible to vest on subsequent performance dates to the extent performance goals are established and met for such subsequent year. The Company recorded expense for the performance based RSUs in 2014 because the performance criteria were met. The performance-based RSUs vested on March 31, 2015 for all employees who remained in continuous employment with the Company.

At both December 21, 2014 and March 22, 2015, 2,150,834 RSUs were nonvested, with a weighted average fair value at grant date of $1.95. As of March 22, 2015, there was $0.1 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized in the second quarter of 2015.

Restricted Stock

As of March 22, 2015, there are 3,343 fully vested restricted stock awards with a weighted average fair value at grant date of $89.75. As of March 22, 2015, there was no unrecognized compensation expense related to restricted stock awards.

Stock Options

The Company’s stock option plan provides for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has not granted any stock options since 2008. As of December 21, 2014, there were outstanding and exercisable options to purchase 26,365 shares of the Company’s common stock at a weighted average exercise price of $402.36 per share. During the first quarter of 2015, 1,501 options expired. As of March 22, 2015, there were outstanding and exercisable options to purchase 24,864 shares of the Company’s stock at a weighted average price of $401.85 per share. The weighted average remaining contractual term of the outstanding and exercisable options is 1.3 years. As of March 22, 2015, there was no unrecognized compensation costs related to stock options.

7. Net Loss per Common Share

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

Net loss per share is as follows (in thousands, except per share amounts):

	Quarters Ended
	March 22, 2015	March 23, 2014
Numerator:
Net loss from continuing operations	$(16,410)	$(20,633)
Net loss from discontinued operations	(7,412)	(5,605)

Net loss	$(23,822)	$(26,238)

Denominator:
Denominator for basic net loss per common share:
Weighted average shares outstanding	41,305	39,917

Effect of dilutive securities:
Stock-based compensation	—	—
Warrants to purchase common stock	—	—

Denominator for diluted net loss per common share	41,305	39,917

Basic and diluted net loss per common share:
From continuing operations	$(0.40)	$(0.52)
From discontinued operations	(0.18)	(0.14)

Basic and diluted net loss per common share	$(0.58)	$(0.66)

Warrants outstanding to purchase 50.8 million and 52.3 million common shares have been excluded from the denominator for calculating diluted net loss per share during the quarters ended March 22, 2015 and March 22, 2014, respectively, as the impact would be anti-dilutive.

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

8. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 22, 2015		December 21, 2014
	Historical Cost	Net Book Value	Historical Cost	Net Book Value
Vessels and vessel improvements	$195,260	$112,606	$195,214	$115,414
Containers	33,258	19,772	34,509	21,037
Chassis	11,830	4,781	11,174	4,403
Cranes	19,878	9,102	19,878	9,430
Machinery and equipment	26,075	9,150	26,441	9,409
Facilities and land improvements	14,635	8,952	14,635	9,155
Software	24,939	967	24,939	1,167
Construction in progress	11,779	11,779	10,276	10,276

Total	$337,654	$177,109	$337,066	$180,291

9. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 22, 2015	December 21, 2014
Customer contracts/relationships	$141,430	$141,430
Trademarks	63,800	63,800
Deferred financing costs	15,691	15,691

Total intangibles with definite lives	220,921	220,921
Accumulated amortization	(197,539)	(195,630)

Net intangibles with definite lives	23,382	25,291
Goodwill	198,793	198,793

Intangible assets, net	$222,175	$224,084

10. Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 22, 2015	December 21, 2014
Vessel operations	$9,527	$7,969
Payroll and employee benefits	14,132	13,552
Marine operations	5,901	5,281
Terminal operations	6,555	6,692
Fuel	2,389	1,004
Interest	12,600	6,588
Legal settlements	233	642
Other liabilities	12,361	13,509

Total other current accrued liabilities	$63,698	$55,237

11. Commitments and Contingencies

Legal Proceedings

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

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs, as well as customs bonds. On March 22, 2015 and December 21, 2014, these letters of credit totaled $10.5 million and $11.4 million, respectively.

12. Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the amount it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the pronouncement recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

13. Subsequent Events

As further discussed in Note 3, the ABL facility was amended on April 22, 2015 to reduce the size of the facility from $100 million to $80 million, as well as to modify certain other covenants.

On April 23, 2015, and subsequent to the Company’s receipt of HSR Clearance, the Company sent redemption notices to the holders of its First Lien Notes and Second Lien Notes in contemplation of the transactions with Matson and Pasha closing during the second quarter of 2015. We cannot predict with certainty whether or when the conditions for closing the transactions will be satisfied or whether the First Lien and Second Lien Notes will be redeemed.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires, references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis.

Executive Overview – Continuing Operations

	Quarters Ended
	March 22, 2015	March 23, 2014
	($ in thousands)
Operating revenue	$180,913	$183,335
Operating expense	179,397	186,878

Operating income (loss)	$1,516	$(3,543)

Operating ratio	99.2%	101.9%
Revenue containers (units)	37,754	35,964
Average unit revenue	$4,792	$5,098

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is included below (in thousands):

	Quarters Ended
	March 22, 2015	March 23, 2014
Net loss	$(23,822)	$(26,238)
Net loss from discontinued operations	(7,412)	(5,605)

Net loss from continuing operations	(16,410)	(20,633)
Interest expense, net	17,856	17,008
Income tax expense	72	152
Depreciation and amortization	8,713	9,808

EBITDA	10,231	6,335
Transaction related expenses	3,024	910
Union/other severance charges	—	341
Antitrust and false claims legal expenses	73	578
Gain on change in value of debt conversion features	(2)	(71)

Adjusted EBITDA	$13,326	$8,093

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

The tables below present a reconciliation of net loss to adjusted net loss and net loss per share to adjusted net loss per share (in thousands, except per share amounts):

	Quarters Ended
	March 22, 2015	March 23, 2014
Net loss	$(23,822)	$(26,238)
Net loss from discontinued operations	(7,412)	(5,605)

Net loss from continuing operations	(16,410)	(20,633)
Adjustments:
Transaction related expenses	3,024	910
Antitrust and false claims legal expenses	73	578
Gain on change in value of debt conversion features	(2)	(71)
Union/other severance charges	—	341

Total adjustments	3,095	1,758

Adjusted net loss	$(13,315)	$(18,875)

	Quarters Ended
	March 22, 2015	March 23, 2014
Net loss per share	$(0.58)	$(0.66)
Net loss per share from discontinued operations	(0.18)	(0.14)

Net loss per share from continuing operations	(0.40)	(0.52)
Adjustments:

Transaction related expenses	0.08	0.02
Antitrust and false claims legal expenses	—	0.02
Gain on change in value of debt conversion features	—	—
Union/other severance charges	—	0.01

Total adjustments	0.08	0.05

Adjusted net loss per share	$(0.32)	$(0.47)

Recent Developments

Transactions with Matson and Pasha

In November 2014, the Company announced that it had entered into an Agreement and Plan of Merger with Matson (the “Merger Agreement”) with Matson Navigation Company, Inc. to merge the Company with a subsidiary of Matson, with the Company becoming a wholly-owned subsidiary of Matson for consideration of $0.72 per share (the “Merger”). The Company also announced that it had entered into a purchase agreement (the “Purchase Agreement”) with The Pasha Group (“Pasha”) to sell the Company’s Hawaii trade lane business for approximately $141.5 million in cash. The Merger with Matson is subject to, among other things, the sale of the Company’s Hawaii business to Pasha. The sale of the Company’s Hawaii business is subject to a number of conditions including, among other things, the satisfaction or waiver of the conditions to the completion of the Merger with Matson and regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance”). Effective April 21, 2015, after review by the Antitrust Division of the Department of Justice, HSR Clearance was secured upon the issuance of an early termination of the premerger waiting period required under the HSR Act. Similarly, effective April 24, 2015, the state of Hawaii Antitrust Division closed its review of the Hawaii sale. Subject to the satisfaction of the remaining conditions to the completion of the sale of the Company’s Hawaii business to Pasha, the Company expects the close of this transaction before the end of the Company’s fiscal second quarter. The Company currently expects to close the Merger with Matson immediately after the completion of the sale of the Company’s Hawaii business to Pasha, assuming that all of the conditions to the completion of both transactions have been satisfied. However, we can predict with certainty neither when all of the conditions to these transactions will be satisfied nor the date of the closing of these transactions.

The description of the Merger Agreement and the Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and the Purchase Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2014, as well as the Amendment No. 1 to the Agreement and Plan of Merger dated as of November 11, 2014, as filed with our current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

Discontinuance of Puerto Rico Service

The Company discontinued its liner service between the U.S. and Puerto Rico and terminal services in the first quarter of 2015. The Puerto Rico operations have been classified as discontinued operations in all periods presented.

General

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

We own 11 fully qualified Jones Act vessels, seven of which are deployed in Alaska and Hawaii and four of which are surplus, and are not specific to any given market. Two of our surplus vessels are included in assets of discontinued operations. We own or lease approximately 16,000 cargo containers for use in our Alaska and Hawaii markets. Additionally, as of the date hereof, we are in the process of selling approximately 700 containers and exiting leases covering approximately 1,000 container operating leases in connection with the exit of the Puerto Rico market. We provide comprehensive shipping and integrated logistics services in our markets. We have access to terminal facilities in each of our ports, operating our terminals in Alaska and Hawaii, as well as contracting for terminal services in three ports in the continental U.S.

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

There have been no material changes to the Company’s critical accounting policies during the quarter ended March 22, 2015. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 21, 2014 as filed with the Securities and Exchange Commission (“SEC”).

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues, improved margins, and increased earnings and cash flows.

Results of Continuing Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and integrated logistics services to and from the continental U.S., Alaska and Hawaii. We charge our customers on a per load basis and price our services based primarily on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. There is occasionally a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in variances in our fuel recovery.

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

Quarter Ended March 22, 2015 Compared with the Quarter Ended March 23, 2014

	Quarters Ended
	March 22, 2015	March 23, 2014	Change	% Change
	($ in thousands)
Operating revenue	$180,913	$183,335	$(2,422)	(1.3)%
Operating expense:
Vessel	38,114	51,582	(13,468)	(26.1)%
Marine	43,897	42,247	1,650	3.9%
Inland	33,775	32,073	1,702	5.3%
Land	28,779	25,936	2,843	11.0%
Rolling stock rent	6,956	6,631	325	4.9%

Cost of services	151,521	158,469	(6,948)	(4.4)%
Depreciation and amortization	6,079	7,129	(1,050)	(14.7)%
Amortization of vessel dry-docking	2,634	2,679	(45)	(1.7)%
Selling, general and administrative	19,592	18,893	699	3.7%
Miscellaneous income, net	(429)	(292)	(137)	46.9%

Total operating expense	179,397	186,878	(7,481)	(4.0)%

Operating income (loss)	$1,516	$(3,543)	$5,421	(142.8)%

Operating ratio	99.2%	101.9%		(2.8)%
Revenue containers (units)	37,754	35,964	1,970	5.0%
Average unit revenue	$4,792	$5,098	$(331)	(6.0)%

Operating Revenue. Our operating revenue decreased $2.4 million, or 1.3%, during the quarter ended March 22, 2015 compared to the quarter ended March 23, 2014. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container rate decrease	$(8,180)
Bunker and intermodal fuel surcharges decrease	(4,969)
Revenue container volume increase	6,692
Other non-transportation services revenue increase	4,035

Total operating revenue decrease	$(2,422)

The decrease in our container rates was primarily due to a change in cargo mix largely due to automobile shipments in Hawaii as well as increased competition in our markets. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 15.5% of total revenue in the quarter ended March 22, 2015 and approximately 18.0% of total revenue in the quarter ended March 23, 2014. We adjust our bunker and intermodal fuel surcharges as a result of changes in the cost of bunker fuel for our vessels, in addition to diesel fuel fluctuations passed on to us by our truck, rail, and barge service providers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The increase in revenue container volume was primarily due to improved volumes in our Hawaii market, partially offset by a slight decline in volumes in our Alaska market. Volume increases in our Hawaii market were primarily due to modest growth in the Hawaii economy, including construction materials and tourism, as well as an increase in automobile shipments. The increase in non-transportation revenue was primarily due to higher ancillary services related to automobile processing, increased vessel loading and unloading activities, as well as an increase associated with certain transportation services agreements.

Cost of Services. The $6.9 million decrease in cost of services is primarily due to lower fuel prices, partially offset by increases in inland expense, maintenance expense, and warehouse expenses.

Vessel expense, which is not primarily driven by revenue container volume, decreased $13.5 million for the quarter ended March 22, 2015 compared to the quarter ended March 23, 2014. This decrease was a result of the following factors (in thousands):

Vessel fuel costs decrease	$(13,437)
Vessel space charter expense decrease	(621)
Labor and other vessel operating expense increase	588

Total vessel expense decrease	$(13,468)

The $13.4 million decrease in fuel costs was comprised of a $13.9 million reduction as a result of lower fuel prices, a $1.7 million decrease from less operating days due to our dry-docking schedule, partially offset by a $1.9 million increase in consumption. The increase in consumption was primarily due to disruptions in vessel schedules as a result of productivity losses in connection with the west coast ILWU negotiations and resulting congestion impact and higher costs. The $0.6 million decrease in vessel space charter expense was due to better utilization of our vessel capacity. The $0.6 million increase in labor and other vessel operating expense was primarily due to contractual rate increases and higher layup costs.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and associated benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. The $1.7 million increase in marine expense during the quarter ended March 22, 2015 was primarily due to higher container volumes and contractual labor increases.

Inland expense increased to $33.8 million for the quarter ended March 22, 2015 compared to $32.1 million during the quarter ended March 24, 2013. The $1.7 million rise in inland expense was primarily due to higher volumes, as well as contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. The increase in land expense can be attributed to the following (in thousands):

	Quarters Ended
	March 22, 2015	March 23, 2014	% Change
	(in thousands)
Land expense:

Terminal Overhead	$10,899	$9,671	12.7%
Maintenance	8,842	8,628	2.5%
Yard and gate	5,984	5,885	1.7%
Warehouse	3,054	1,752	74.3%

Total land expense	$28,779	$25,936	11.0%

The increase in terminal overhead is primarily due to higher contractual wage increases for non-exempt terminal employees, higher utilities expenses associated with terminal services, and expenses associated with ancillary services for vehicle processing. The increase in warehouse expenses is primarily associated with the increase in the automobile shipments and the services associated with the processing of vehicles.

Depreciation and Amortization. Depreciation and amortization was $6.1 million during the quarter ended March 22, 2015 compared to $7.1 million during the quarter ended March 23, 2014. The decrease in amortization of intangible assets was primarily due to certain customer relationship assets becoming fully amortized.

	Quarters Ended
	March 22, 2015	March 23, 2014	% Change
	(in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,852	$3,006	(5.1)%
Depreciation and amortization—other	2,164	1,947	11.1%
Amortization of intangible assets	1,063	2,176	(51.1)%

Total depreciation and amortization	$6,079	$7,129	(14.7)%

Amortization of vessel dry-docking	$2,634	$2,679	(1.7)%

Amortization of Vessel Dry-docking. Amortization of vessel dry-docking was $2.6 million during the quarter ended March 22, 2015 compared to $2.7 million for the quarter ended March 23, 2014. Amortization of vessel dry-docking fluctuates based on the timing of dry-dockings, the number of dry-dockings that occur during a given period, and the amount of expenditures incurred during the dry-dockings. Dry-dockings for each vessel generally occur every two and a half years, and historically we have dry-docked approximately three vessels per year.

Selling, General and Administrative. Selling, general and administrative costs increased to $19.6 million for the quarter ended March 22, 2015 compared to $18.9 million for the quarter ended March 23, 2014, an increase of $0.7 million or 3.7%. This increase is primarily due to $2.1 million of higher transaction related expenses, partially offset by a $0.7 million decrease in professional fees, a $0.3 million decline in stock compensation expense and a $0.5 million reduction in false claims legal expenses.

Miscellaneous Income, Net. Miscellaneous income increased to $0.4 million for the quarter ended March 22, 2015 compared to $0.3 million for the quarter ended March 23, 2014, an increase of $0.1 million or 46.6%.

Interest Expense, Net. Interest expense, net increased to $17.9 million for the quarter ended March 22, 2015 compared to $17.0 million for the quarter ended March 23, 2014, an increase of $0.9 million or 5.0%. This increase was primarily due to a $1.0 million increase in interest related to the Second Lien Notes due to higher outstanding balances partially offset by a $0.1 decrease in interest related to the $75.0 million term loan agreement as a result of lower outstanding balances.

Income Tax Expense. The effective tax rate for the quarters ended March 22, 2015 and March 23, 2014 was (0.5)% and (0.7)%, respectively. We continue to believe it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we maintain a valuation allowance against our deferred tax assets. Although we have recorded a valuation allowance against our deferred tax assets, it does not affect our ability to utilize our deferred tax assets to offset future taxable income. Until such time that we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, income tax benefits associated with future-period losses will be fully reserved, except for intraperiod allocations of income tax expense. As a result, we do not expect to record a current or deferred federal tax benefit or expense and only minimal state tax provisions during those periods.

Net Loss from Discontinued Operations. Net loss from discontinued operations increased to $7.4 million for the quarter ended March 22, 2015 compared to $5.6 million for the quarter ended March 23, 2014, an increase of $1.8 million. The increase was primarily due to a $2.2 million increase in operating loss offset by a $0.3 million decrease in capital lease interest expense and a $0.1 million decrease income tax expense. The operating loss during the quarter ended March 23, 2014 represented three full months of operations, whereas the quarter ended March 22, 2015 represented a 94% drop in revenue due to the discontinuance of liner services in January 2015 and the discontinuance of terminal services during March 2015.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges and (ii) borrowings under debt arrangements. Our principal uses of funds have been (i) capital expenditures on our container fleet, terminal operating equipment, purchase of vessels and improvements to our vessel fleet, and our information technology systems, (ii) vessel dry-docking expenditures,

(iii) working capital consumption, and (iv) principal and interest payments on our existing indebtedness. Cash totaled $10.4 million at March 22, 2015. There were no borrowings outstanding under the ABL facility and total borrowing availability was $47.3 million as of March 22, 2015, resulting in total liquidity of $57.7 million.

Operating Activities

Net cash used in operating activities from continuing operations was $0.2 million for the quarter ended March 22, 2015 compared to $7.9 million for the quarter ended March 24, 2013. The decrease in cash used in operating activities is primarily due to the following (in thousands):

Decrease in accounts receivable	$6,782
Decrease in materials and supplies	4,327
Increase in earnings adjusted for non-cash charges	3,876
Decrease in vessel dry docking payments	2,324
Decrease in legal settlement payments	142
Increase in other assets/liabilities	26
Decrease in accounts payable	(6,408)
Decrease in accrued liabilities	(2,709)
Increase in other current assets	(727)

Total decrease	$7,633

Investing Activities

Net cash used in investing activities from continuing operations was $1.1 million for the quarter ended March 22, 2015 compared to $0.6 million for the quarter ended March 23, 2014. The $0.5 million increase in net cash consumed is primarily due to purchases of property plant and equipment partially offset by a reduction in proceeds received from the sale of assets.

Financing Activities

Net cash used in financing activities from continuing operations during the quarter ended March 22, 2015 was $2.4 million compared to $13.1 million of net cash provided by financing activities for quarter ended March 24, 2013. The net cash used by financing activities during the quarter ended March 22, 2015 included a $1.9 million repayment of long-term debt. The net cash provided by financing activities during the quarter ended March 23, 2014 included a net $13.5 million borrowed under the ABL Facility.

Cash Flows of Discontinued Operations

Net cash used in operating activities from discontinued operations was $4.9 million for the quarter ended March 22, 2015 compared to $7.4 million from the quarter ended March 23, 2014. The $2.5 million decrease in cash used was primarily due to a $22.0 million decrease in accounts receivable partially offset by a $17.6 million decrease in accrued liabilities and a $1.8 million increase in net loss from discontinued operations.

Net cash provided by investing activities from discontinued operations was $15.8 million for the quarter ended March 22, 2015 compared to net cash used of $0.5 million from the quarter ended March 23, 2014. Proceeds from the sale of property and equipment, including the San Juan terminal assets, vessels, containers, chassis and gensets were $15.8 million for the quarter ended March 22, 2015. During the quarter ended March 23, 2014, $0.6 million of property and equipment were purchased and $0.1 million of proceeds were received from sale of property and equipment.

Net cash used in financing activities from discontinued operations was $5.4 million for the quarter ended March 22, 2015 compared to $0.5 million for the quarter ended March 23, 2014 and consisted of payments on capital lease obligations during both periods.

Outlook

The 2015 outlook does not contemplate the consummation of the sale of our Hawaii business to Pasha or the consummation of the Merger of the remainder of the Company into a subsidiary of Matson as the timing and certainty of such transactions are unknown at this time.

We anticipate that our 2015 continuing operations will include our shipping and integrated logistics services to and from the continental U.S. and Alaska and Hawaii, vessel loading and unloading services that we provide for vessel operators at our terminals, agency services, and other non-transportation services. We discontinued our Puerto Rico operations during the first quarter of 2015.

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

In addition, we expect net cash inflows of approximately $3.5 million associated with restructuring charges and the wind-down of our Puerto Rico business during 2015. Proceeds from the sale of assets are expected to exceed cash outflows associated with restructuring.

Based on our current level of operations, we believe cash flows from operations and borrowings available under the ABL Facility will be adequate to support our business plans.

Capital Requirements and Commitments

Based upon our current level of operations, we believe cash flow from operations and available cash, together with borrowings available under the ABL Facility, will be adequate to meet our liquidity needs for the next twelve months.

During the next twelve months, we expect to spend approximately $36.2 million and $17.0 million on capital expenditures and dry-docking expenditures, respectively. Capital expenditures are expected to include $14.4 million related to the exhaust gas cleaning systems for our three Alaska vessels, other vessel modifications, rolling stock, and terminal infrastructure and equipment. Terminal infrastructure expenditures include approximately $3.5 million related to the expected installation of a crane in our Kodiak, Alaska facility. We also expect to spend approximately $4.5 million during the next twelve months for legal settlements associated with the DOJ antitrust settlement and the qui tam actions. In addition, we expect cash outflows of approximately $9.0 million in transaction related expenses.

In addition to outflows discussed above, we expect to utilize cash flows to make principal and interest payments. Due to the seasonality within our business and the above mentioned payments and expenses, we will utilize borrowings under the ABL Facility during the next twelve months.

Long-Term Debt

On October 5, 2011, the Company issued the 6.00% Convertible Notes. On October 5, 2011, Horizon Lines issued the First Lien Notes, the Second Lien Notes, and entered into the ABL Facility. On January 31, 2013, Horizon Lines entered into the $20.0 Million Agreement and Horizon Lines Alaska Vessels, LLC (“Horizon Alaska”), the Company’s special purpose subsidiary formed for the sole purpose of acquiring vessels, entered into the $75.0 Million Agreement. The 6.00% Convertible Notes, the First Lien Notes, the Second Lien Notes, the ABL Facility, the $20.0 Million Agreement, and the $75.0 Million Agreement are defined and described below.

The Company formed Sunrise Operations LLC and each of its downstream subsidiaries (the “Sunrise Subsidiaries”) pursuant to the terms of the Purchase Agreement. The Sunrise Subsidiaries currently have no operations. Accordingly, the Sunrise Subsidiaries are each currently “Immaterial Subsidiaries” under the ABL Facility, the 6.00% Convertible Notes, the Second Lien Notes, and the $20.0 Million Agreement (collectively, the “Horizon Lines Debt Agreements”) and do not guarantee any of the Horizon Lines Debt Agreements.

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

The 6.00% Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries other than the Immaterial Subsidiaries and Unrestricted Subsidiaries identified above. The ABL Facility, the First Lien Notes, the Second Lien Notes, and the $20.0 Million Agreement are fully and unconditionally guaranteed by the Company and each of its subsidiaries other than Horizon Lines, the Unrestricted Subsidiaries and the Immaterial Subsidiaries.

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

The following table summarizes the issuers, guarantors and non-guarantors of each of the Horizon Lines Debt Agreements:

	ABL Facility	$20 Million Agreement	First Lien Notes	Second Lien Notes	6% Convertible Notes	$75 Million Agreement
Horizon Lines, Inc.	Guarantor	Guarantor	Guarantor	Guarantor	Issuer	Non-Guarantor
Horizon Lines, LLC	Issuer	Issuer	Issuer	Issuer	Guarantor	Non-Guarantor
Horizon Alaska	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Issuer
Horizon Vessels	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Alaska Terminals	Non-Guarantor	Unrestricted	Unrestricted	Unrestricted	Unrestricted	Guarantor
Sunrise Subsidiaries	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
Other subsidiaries of the Company not specifically listed above	Guarantor	Guarantor	Guarantor	Guarantor	Guarantor	Non-Guarantor

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

The First Lien Notes contain affirmative and negative covenants which are typical for senior secured high-yield notes with no financial maintenance covenants. The First Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015, and the pending transactions with Matson and Pasha (discussed in Note 1) will not cause any covenant violation associated with the First Lien Notes.

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

Second Lien Notes

The 13.00%-15.00% Second Lien Senior Secured Notes (the “Second Lien Notes”) were issued pursuant to an indenture on October 5, 2011.

The Second Lien Notes bear interest at a rate of either: (i) 13% per annum, payable semiannually in cash in arrears; (ii) 14% per annum, 50% of which is payable semiannually in cash in arrears and 50% is payable in kind; or (iii) 15% per annum payable in kind, payable semiannually beginning on April 15, 2012, and maturing on October 15, 2016. The Second Lien Notes were non-callable for two years from the date of their issuance, were callable by Horizon Lines at 106% of their aggregate principal amount, plus accrued and unpaid interest thereon in the third year, and thereafter the Second Lien Notes are callable by Horizon Lines at 103% of their aggregate principal amount, plus accrued and unpaid interest thereon in the fourth year, and at par plus accrued and unpaid interest thereafter.

On April 15, 2012, October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014 and October 15, 2014, and April 15, 2015, Horizon Lines issued an additional $7.9 million, $8.1 million, $8.7 million, $9.4 million, $10.1 million, $10.8 million, and $11.6 million respectively, of Second Lien Notes to satisfy the payment-in-kind interest obligation under the Second Lien Notes. As such, as of March 22, 2015, Horizon Lines has recorded $10.1 million of accrued interest for the period from October 15, 2014 to March 22, 2015, due April 15, 2015 as an increase to long-term debt.

The Second Lien Notes contain affirmative and negative covenants that are typical for senior secured high-yield notes with no financial maintenance covenants. The Second Lien Notes contain other covenants, including: change of control put at 101% (subject to a permitted holder exception); limitation on asset sales; limitation on incurrence of indebtedness and preferred stock; limitation on restricted payments; limitation on restricted investments; limitation on liens; limitation on dividends; limitation on affiliate transactions; limitation on sale/leaseback transactions; limitation on guarantees by restricted subsidiaries; and limitation on mergers, consolidations and sales of all/substantially all of the assets of Horizon Lines. These covenants are subject to certain exceptions and qualifications. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015, and the pending transactions with Matson and Pasha (discussed in Note 1) will not cause any covenant violation associated with the Second Lien Notes.

On October 5, 2011, the fair value of the Second Lien Notes was $96.6 million. The original issue discount of $3.4 million is being amortized through interest expense through the maturity of the Second Lien Notes.

During 2012, the Company and Horizon Lines entered into a Global Termination Agreement with Ship Finance International Limited (“SFL”) whereby Horizon Lines issued $40.0 million aggregate principal amount of its Second Lien Notes and 9,250,000 warrants that can be converted to 9,250,000 shares of the Company’s common stock at a price of $0.01 per share to satisfy its obligations for certain vessel leases. The Second Lien Notes issued to SFL (the “SFL Notes”) have the same terms and covenants as the Second Lien Notes issued on October 5, 2011 (the “Initial Notes”), except that they are subordinated to the Initial Notes in the case of a bankruptcy, and holders of the SFL Notes, so long as then held by SFL, have the option to purchase the Initial Notes in the event of a bankruptcy. On April 9, 2012, the fair value of the SFL Notes outstanding on such date approximated face value. On October 15, 2012, April 15, 2013, October 15, 2013, April 15, 2014, October 15, 2014, and April 15, 2015, Horizon Lines issued an additional $3.1 million, $3.2 million, $3.5 million, $3.7 million, $4.0 million, and $4.3 million, respectively, of SFL Notes to satisfy the payment-in-kind interest obligation under the SFL Notes. As such, as of March 22, 2015, Horizon Lines has recorded $3.8 million of accrued interest for the period from October 15, 2014 to March 22, 2015, due April 15, 2015 as an increase to long-term debt.

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

The ABL Facility matures October 5, 2016 (but 90 days earlier, July 7, 2016, if the First Lien Notes and the Second Lien Notes are not repaid or refinanced as of such date). The interest rate on the ABL Facility is LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. A fee ranging from 0.375% to 0.50% per annum will accrue on unutilized commitments under the ABL Facility. Horizon Lines had $10.5 million of letters of credit outstanding as of March 22, 2015, which reduced the overall borrowing availability. As of March 22, 2015, there were no borrowings outstanding under the ABL facility and total borrowing availability was $47.3 million.

The ABL Facility requires compliance with a minimum fixed charge coverage ratio test if excess availability is less than the greater of (i) $12.5 million or (ii) 12.5% of the maximum commitment under the ABL Facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to certain materiality thresholds, baskets and other agreed upon exceptions and qualifications, will limit, among other things, indebtedness, liens, asset sales and other dispositions, mergers, liquidations, dissolutions and other fundamental changes, investments and acquisitions, dividends, distributions on equity or redemptions and repurchases of capital stock, transactions with affiliates, repayments of certain debt, conduct of business and change of control. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, as well as provisions requiring compliance with applicable citizenship requirements of the Jones Act. Horizon Lines was in compliance with all such applicable covenants as of March 22, 2015.

Subsequent to the end of the first quarter, the ABL Facility was amended on April 22, 2015 to reduce the size of the facility from $100.0 million to $80.0 million. Horizon Lines accounts receivable balances have decreased due to the closing of the Puerto Rico operations. The decrease has resulted in a reduction in the maximum forecasted borrowing base below $80 million. The reduction in the facility size is expected to reduce Horizon Lines unused fees by approximately $0.1 million per year. In addition to this fee reduction, this amendment reduces the requirement for testing the minimum fixed charge coverage ratio, from a minimum excess availability of $12.5 million to $10.0 million and the threshold for weekly borrowing base reporting from $14.0 million to $12.0 million. The amendment also reduces the letter of credit sub-limit from $30.0 million to $20.0 million.

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

The $75.0 Million Agreement contains certain covenants, including a minimum EBITDA threshold and limitations on the incurrence of indebtedness, liens, asset sales, investments and dividends (all as defined in the agreement). The Alaska SPEs were in compliance with all such covenants as of March 22, 2015. The agent and the lenders under the $75.0 Million Agreement do not have any recourse to the stock or assets of the Company or any of its subsidiaries (other than the Alaska SPEs or equity interests therein). Defaults under the $75.0 Million Agreement do not give rise to any remedies under the Horizon Lines Debt Agreements.

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

The covenants in the $20.0 Million Agreement are substantially similar to the negative covenants contained in the indentures governing the Notes, which indentures permit the incurrence of the term loan borrowed under the $20.0 Million Agreement and the contribution of such amounts to Horizon Alaska. The proceeds of the loan borrowed under the $20.0 Million Agreement were contributed to Horizon Alaska to enable it to acquire the Vessels. Horizon Lines was in compliance with all covenants as of March 22, 2015.

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

During 2012, the Company completed various debt-to-equity conversions of the 6.00% Convertible Notes. On October 5, 2012, all outstanding Series B Notes not previously converted into shares of the Company’s common stock were mandatorily converted into Series A Notes as required by the terms of the 6.00% Convertible Notes Indenture. As of March 22, 2015, $2.0 million face value of the Series A Notes remains outstanding. The Series A Notes bear interest at a rate of 6.00% per annum, payable semiannually. The Series A Notes mature on April 15, 2017 and are convertible at the option of the holders, and at the Company’s option under certain circumstances, into shares of the Company’s common stock or warrants, as the case may be. Upon conversion, foreign holders may, under certain conditions, receive warrants in lieu of shares of common stock.

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

Warrants

Certain warrants, not including the warrants issued to SFL, were issued pursuant to a warrant agreement, which the Company entered into with The Bank of New York Mellon Trust Company, N.A, as warrant agent, on October 5, 2011, as amended by Amendment No. 1, dated December 7, 2011 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each warrant entitles the holder to purchase common stock at a price of $0.01 per share, subject to adjustment in certain circumstances. In connection with a reverse stock split in December 2011, warrant holders will receive 1/25th of a share of the Company’s common stock upon conversion. As of March 22, 2015 there were 1.1 billion warrants outstanding for the purchase of up to 51.6 million shares of the Company’s common stock. Upon issuance, in lieu of payment of the exercise price, a warrant holder will have the right (but not the obligation) to require the Company to convert its warrants, in whole or in part, into shares of its common stock without any required payment or request that the Company withhold, from the shares of common stock that would otherwise be delivered to such warrant holder, shares issuable upon exercise of the warrants equal in value to the aggregate exercise price.

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

The warrants contain no provisions allowing the Company to force redemption. Each warrant is convertible into shares of the Company’s common stock at an exercise price of $0.01 per share, which the holder has the option to waive. In addition, the Company has sufficient authorized and unissued shares available to settle the warrants during the maximum period the warrants could remain outstanding. As a result, the warrants do not meet the definition of an asset or liability and were classified as equity on the date of issuance, on December 21, 2014, and on March 22, 2015. The warrants will be evaluated on a continuous basis to determine if equity classification continues to be appropriate.

Goodwill

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. As of March 22, 2015, the carrying value of goodwill was $198.8 million. Based on our impairment analyses performed during the fourth quarter of 2014, we concluded that our goodwill was not impaired at that time. However, should our operating results be lower from what is expected or other triggering events occur, it could imply that our goodwill may not be recoverable and may result in the recognition of a non-cash write down of goodwill in fiscal 2015.

Interest Rate Risk

Our primary interest rate exposure relates to the ABL Facility. As of March 22, 2015, we had no borrowings outstanding under the ABL Facility. The interest rate on the ABL Facility is based on LIBOR or a base rate plus an applicable margin based on leverage and excess availability, as defined in the agreement, ranging from (i) 1.25% to 2.75%, in the case of base rate loans and (ii) 2.25% to 3.75%, in the case of LIBOR loans. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the ABL facility.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the amount it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, the ASU will replace most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 provides alternative methods of initial adoption, including retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the pronouncement recognized at the date of initial application. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

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

Factors that may cause actual results to differ from expected results include:

•	our ability to consummate the transaction with Pasha to sell our Hawaii business or the merger transaction with Matson,

•	unexpected costs, litigation and other operational complications that may arise from these proposed transactions,

•	our business may suffer as a result of uncertainty surrounding the proposed merger and the Hawaii sale, including adverse impact on relationships with customers, suppliers and regulators;

•	the Company’s inability to retain and if necessary, attract key employees, particularly during the pendency of the merger and the Hawaii sale;

•	diversion of management’s attention from ongoing business operations during the pendency of the merger and the Hawaii sale;

•	a governmental authority prohibiting or otherwise restraining the transaction with Pasha to sell our Hawaii business or the merger transaction with Matson,

•	our substantial leverage may restrict cash flow and thereby limit our ability to invest in our business,

•	our ability to maintain adequate liquidity to operate our business,

•	our ability to make interest payments on our outstanding indebtedness,

•	our ability to manage the exhaust gas cleaning systems initiative effectively to deliver the results we hope to achieve,

•	our ability to mitigate expenses and increased charges associated with the shutdown of our Puerto Rico tradelane,

•	volatility in fuel prices,

•	work stoppages, strikes, and other adverse union actions,

•	the vessels in our fleet continue to age, and we may not have the resources to replace our vessels,

•	decreases in shipping volumes,

•	failure to comply with safety and environmental protection and other governmental requirements,

•	increased inspection procedures and tighter import and export controls,

•	the start-up of any additional Jones-Act competitors,

•	the ability to effectively compete as competitors deploy additional tonnage,

•	repeal or substantial amendment of the coastwise laws of the United States, also known as the Jones Act,

•	catastrophic losses and other liabilities,

•	failure to comply with the various ownership, citizenship, crewing, and build requirements dictated by the Jones Act,

•	the arrest of our vessels by maritime claimants,

•	severe weather and natural disasters, or

•	unexpected substantial dry-docking or repair costs for our vessels.

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

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 21, 2014, as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

3. Quantitative and Qualitative Disclosures About Market Risk

We maintain policies for managing risk related to exposure to variability in interest rates, fuel prices and other relevant market rates and prices, which includes entering into derivative instruments in order to mitigate our risks. We do not currently have any derivative instruments outstanding.

Our exposure to market risk for changes in interest rates is limited to our ABL Facility and one of our operating leases. The interest rate for our ABL Facility is currently indexed to LIBOR of one, two, three, or six months as selected by us (or twelve months, if available, and consented to by the Lenders), or the Alternate Base Rate as defined in the ABL Facility. One of our operating leases is currently indexed to LIBOR of one month.

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

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged, in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented, and the effectiveness of the hedge.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 22, 2015, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 5, 2015, the Court of Chancery of the State of Delaware issued an order consolidating the Loken Action, J. Cola Action, Kristiansen Action, and Schwartz Action into “In re Horizon Lines, Inc. Stockholders Litigation,” Consolidated C.A. 10399-VCL (the “Consolidated Action”). On February 13, 2015, the defendants and the plaintiffs in the Consolidated Action reached an agreement in principle, subject to the court’s approval (the “Memorandum of Understanding”), providing for the settlement and dismissal, with prejudice, of the Consolidated Action. Pursuant to such Memorandum of Understanding, the Company agreed to make additional disclosures to the Company’s stockholders through a supplement to the Company’s Definitive Proxy Statement and the Company and Matson agreed to amend the Merger Agreement in order to reduce the amount of the termination fee payable by the Company to Matson under certain circumstances pursuant to Section 7.3(a) of the Merger Agreement from $17.1 million to $9.5 million. On February 13, 2015, the Company, Matson and Hogan Acquisition, Inc. entered into Amendment No. 1 to the Merger Agreement, as described above. The Company and its Board of Directors believe that the claims in the Actions are entirely without merit and, in the event the settlement does not resolve them, intend to contest them vigorously.

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

1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 21, 2014, as filed with the SEC.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Mine Safety Disclosures

None.

5. Other Information

None.

6. Exhibits

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigations Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (filed as Exhibit 2.1 to the Company’s report on Form 8-K filed February 17, 2015).

2.2	Asset Purchase Agreement, dated March 11, 2015, by and among Horizon Lines of Puerto Rico, Inc., Horizon Lines, LLC and Luis A. Ayala Colon Sucres, Inc. (filed as Exhibit 2.1 to the Company’s report on Form 8-K filed March 13, 2015).

10.1	Port of Kodiak Terminal Operation Contract (Piers II and III), dated March 1, 2015, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.2	Port of Kodiak Preferential Use Agreement (Pier III), dated March 1, 2015, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2015

HORIZON LINES, INC.

By:	/s/ MICHAEL T. AVARA
Michael T. Avara
Executive Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigations Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (filed as Exhibit 2.1 to the Company’s report on Form 8-K filed February 17, 2015).

2.2	Asset Purchase Agreement, dated March 11, 2015, by and among Horizon Lines of Puerto Rico, Inc., Horizon Lines, LLC and Luis A. Ayala Colon Sucres, Inc. (filed as Exhibit 2.1 to the Company’s report on Form 8-K filed March 13, 2015).

10.1	Port of Kodiak Terminal Operation Contract (Piers II and III), dated March 1, 2015, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.2	Port of Kodiak Preferential Use Agreement (Pier III), dated March 1, 2015, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document