Form 10-K/A
period 2014-12-21
Horizon Lines, Inc.
filed 2015-05-26
CIK 1302707

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

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

EXPLANATORY NOTE

Horizon Lines, Inc. (“Horizon,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 21, 2014 (the “2014 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, to amend the cover page to list the Company’s common stock under the caption entitled “Securities registered pursuant to Section 12(g) of the Act” and remove the Company’s common stock from the caption entitled “Securities registered pursuant to Section 12(b) of the Act.”

Except as described above, no other changes have been made to the 2014 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2014 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2014 10-K, nor does it amend, modify or otherwise update any other information in our 2014 10-K. Accordingly, this Amendment should be read in conjunction with our 2014 10-K and with our filings with the SEC subsequent to the filing of our 2014 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2014 10-K.

PART IV

ITEM 15. Exhibits And Financial Statement Schedules

The following documents are filed as a part of this report:

3)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 11, 2014, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	11/13/14	2.1

2.2	Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holdings LLC, Horizon Lines, Inc. and Sunrise Operations LLC Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	11/13/14	2.2

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc.	8-K	001-32627	2/17/15	2.1

3.1	Articles

3.2	Second Amended and Restated Bylaws of Horizon Lines, Inc., as amended through May 1, 2014	8-K	001-32627	5/5/14	3.1

4.1	Third Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	4.1

4.2	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes	8-K	001-32627	3/26/14	4.2

4.3	Fourth Supplemental Indenture, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as Trustee, relating to Horizon’s Second Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	4.3

4.4	Fifth Supplemental Indenture, dated November 11, 2014, by and between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.00% Series A Convertible Senior Secured Notes due 2017	8-K	001-32627	11/13/14	4.1

Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 11.00% First Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	10.1

10.2	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s 6.00% Series A Convertible Senior Secured Notes due 2017 and 6.00% Series B Mandatorily Convertible Senior Secured Notes	8-K	001-32627	3/26/14	10.2

10.3	Joinder to Security and Pledge Agreement, dated March 20, 2014, among Road Raiders Transportation, Inc., Road Raiders Inland, Inc., Road Raiders Technology, Inc., Road Raiders Logistics, Inc. and U.S. Bank National Association, as collateral agent, relating to Horizon’s Second Lien Senior Secured Notes due 2016	8-K	001-32627	3/26/14	10.3

10.4	Joinder No. 1 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.4

10.5	Joinder No. 2 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.5

10.6	Joinder No. 3 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.6

10.7	Joinder No. 4 to ABL Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and Wells Fargo Capital Finance, LLC, as agent	8-K	001-32627	3/26/14	10.7

10.8	Joinder No. 1 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Transportation, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.8

10.9	Joinder No. 2 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Inland, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.9

10.10	Joinder No. 3 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Technology, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.10

10.11	Joinder No. 4 to Guaranty and Security Agreement, dated March 6, 2014, between Road Raiders Logistics, Inc. and U.S. Bank National Association, as agent	8-K	001-32627	3/26/14	10.11

10.12*	Employment Agreement, between Horizon Lines, Inc. and Steven L. Rubin	8-K	001-32627	7/1/14	10.1

Exhibit Number	Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.13*	Settlement Agreement, dated July 28, 2014	10-Q	001-32627	7/30/14	10.2

10.14*	Separation Agreement and General Release between Horizon Lines, Inc. and Samuel A. Woodward dated June 27, 2014	10-Q	001-32627	10/24/14	10.1

10.15*	Form of Amendment to Restricted Stock Unit Agreement with Executive Officers	8-K	001-32627	8/21/14	10.1

10.16*	Form of Amendment to Restricted Stock Unit Agreement with Non-Employee Director	8-K	001-32627	8/21/14	10.2

14	Code of Ethics.	10-K	001-32627	2/5/09

21	List of Subsidiaries of Horizon Lines, Inc.	10-K	001-32627	3/13/15	21

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	10-K	001-32627	3/13/15	31.1

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	10-K	001-32627	3/13/15	31.2

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 21, 2014					X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 21, 2014					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	10-K		3/13/15	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	10-K		3/13/15	32.2

(101.INS)	XBRL Instance Document	10-K		3/13/15	(101.INS)

(101.SCH)	XBRL Taxonomy Extension Schema Document	10-K		3/13/15	(101.SCH)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	10-K		3/13/15	(101.CAL)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	10-K		3/13/15	(101.DEF)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	10-K		3/13/15	(101.LAB)

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	10-K		3/13/15	(101.PRE)

*	Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May, 2015.

HORIZON LINES, INC.

By:	/s/ Steven L. Rubin
Steven L. Rubin

President and Chief Executive Officer